Form 10-K405
period 1997-12-31
GSI GROUP INC
filed 1998-03-31
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K
            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended December 31, 1997

                                       OR
            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-43089

                              THE GSI GROUP, INC.
            (Exact name of registrant as specified in its charter)
                                   DELAWARE
                         (State or other jurisdiction
                       of incorporation or organization)
                                  37-0856587
                               (I.R.S. Employer
                              Identification No.)
                1004 EAST ILLINOIS STREET, ASSUMPTION, ILLINOIS
                   (Address of principal executive offices)
                                     62510
                                  (Zip Code)
                   REGISTRANT'S TELEPHONE NUMBER, INCLUDING
                          area code:  (217) 226-4421

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No[X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

     Class of Voting Stock and Number of Shares               Market Value Held
       Held by Non-affiliates at March 20, 1998                by Non-affiliates
------------------------------------------------              ------------------
Common Stock,  0 shares                                               $0

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 per share, 2,000,000 share outstanding as of March 20, 1998.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I
    Item 1.          Business..........................................................    3
    Item 2.          Properties........................................................   13
    Item 3.          Legal Proceedings.................................................   14
    Item 4.          Submission of Matters to a Vote of Security Holders...............   14

PART II
    Item 5.          Market for the Registrant's Common Equity and Related
                     Stockholder Matters...............................................   15

    Item 6.          Selected Financial Data...........................................   16
    Item 7.          Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.............................................   17
    Item 7A          Quantative and Disclosures About Market Risk......................   21
    Item 8.          Financial Statements and Supplementary Data.......................   22
    Item 9.          Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure..............................................   40

PART III
    Item 10.         Directors and Executive Officers of the Registrant................   40
    Item 11.         Executive Compensation............................................   42
    Item 12.         Security Ownership of Certain Beneficial Owners and Management....   43
    Item 13.         Certain Relationships and Related Transactions....................   43

PART IV
    Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...   46


                                    PART I

ITEM 1. BUSINESS.

NOTE ON FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to the plans, objectives and expectations of The GSI Group, Inc. (the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved. The Company's plans, objectives and expectations are difficult to forecast and could differ materially from those projected in the forward-looking statements.

GENERAL

  The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company also is one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems. The Company markets its agricultural products in approximately 75 countries through a network of over 1,600 independent dealers to grain, swine and poultry producers primarily under its GSI(R), AP/TM/ and Cumberland(R) brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

  The primary users of the Company's grain storage, drying and handling products are farm operators or commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc., that operate feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, drying and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering. The Company's feeding and ventilation systems are used primarily by growers that raise swine and poultry, typically on a contract basis for large integrators such as Murphy Family Farms, Perdue Farms Incorporated and Tyson Foods, Inc. Because swine and poultry growers are partially compensated by integrators based on the efficiency with which they convert feed to meat (the ''feed-to-meat ratio''), they seek to purchase systems which minimize the feed-to-meat ratio. As a result of its proprietary designs, the Company believes that its swine and poultry systems are the most effective in the industry in serving this customer objective.

  The industry in which the Company operates is characterized both domestically and internationally by a few large companies, such as the Company, with broad product offerings and numerous small manufacturers of niche product lines. Domestically, the Company intends to build on its established presence in the grain, swine and poultry markets. Internationally, the Company intends to capitalize on growth opportunities arising from still-developing agricultural industries and favorable trends in the demand for grain, poultry and swine products. The Company believes that less functionally sophisticated and efficient grain storage systems used by facilities located outside the U.S. and Western Europe, which experience relatively high levels of grain spoilage and loss, are increasingly likely to be replaced by more modern systems. The Company also believes that the significant economic and population growth occurring in the Company's international markets will continue to result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating stronger demand for poultry, and to a lesser extent, pork. The Company believes that it is well-positioned to capture expected increases in worldwide demand for its products resulting from these industry trends because of its leading brand names, broad and diversified product lines, strong distribution network and high-quality products.

  The Company was incorporated in Delaware on April 30, 1964. The Company's principal executive office is located at 1004 East Illinois Street, Assumption, Illinois 62510 and its telephone number is (217) 226-4421.

COMPANY STRENGTHS

  MARKET LEADER. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company also is one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems. The Company intends to continue to build its market share by capitalizing on its strong reputation and the growth trends in worldwide demand for grain, swine and poultry production.

  PROVIDER OF FULLY-INTEGRATED SYSTEMS. The Company offers a broad range of products that permits customers to purchase all of their grain, swine and poultry production needs from one supplier. The Company believes that providing fully-integrated systems significantly lowers total production costs and enhances producer productivity by offering compatible products designed to promote synergies and achieve maximum operating results. Dealers who purchase fully-integrated systems also benefit from lower administrative and shipping costs and the ease of dealing with a single supplier. The Company intends to maintain its position as a provider of fully-integrated systems by continuing to offer the most complete line of products available within its markets and by developing and introducing new products.

  BRAND NAME RECOGNITION AND REPUTATION FOR QUALITY PRODUCTS AND SERVICE. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI(R), AP/TM/ and Cumberland(R) brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through extensive quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

  EFFECTIVE AND ESTABLISHED DISTRIBUTION NETWORK. The Company believes that its development of a highly effective and established distribution network affords it significant competitive advantages. The Company's distribution network consists of over 1,600 independent dealers that market the Company's products in approximately 75 countries throughout the world. The breadth and scope of the Company's distribution network makes its products readily available in each of the Company's markets and lowers transportation costs for its customers. Dealers are carefully selected and trained to ensure high levels of customer service. In addition, the Company has experienced a very low turn-over rate of its dealers since the Company's inception, which promotes consistency and stability to customers.

  LONG-TERM ALLIANCES WITH CUSTOMERS. The Company has a history of developing long-term alliances with customers who are market leaders in both the industries and the geographic markets they serve. The Company works closely with customers through all stages of product development in order to tailor products and systems to meet each customer's unique needs, making substitutions with competitor products more difficult. The Company's commitment to product quality, dedication to customer service and responsiveness to changing customer needs have enabled the Company to develop and strengthen long-term alliances with its customers. The strength of the Company's customer relationships are demonstrated by the fact that over 45% of the Company's 1997 domestic net sales derived from grain equipment were made to customers who have purchased from the Company for at least 10 years. In addition, the Company has entered into long-term supply agreements with two of its largest customers, which arrangements the Company believes are unique in the industry.

  FLEXIBLE MANUFACTURING FACILITIES. The Company's facilities are designed to be easily reconfigured to adapt to demand changes for any or all of the Company's products. The Company's primary manufacturing facility, located in Assumption, Illinois, consists of approximately 675,000 square feet and operates on a 24-hour basis during peak production periods. The Company's facilities employ state-of-the-art machines that have enhanced production efficiency. The Company believes that its current facilities will accommodate planned production increases as the Company experiences sales growth and expands into new markets.

  COMPANY OPERATED AND OWNED BY EXPERIENCED MANAGEMENT TEAM. The Company is led by an experienced management team, the members of which have each worked in the agricultural products industry for an average of 16 years. Craig Sloan, a founder and the Chief Executive Officer of the Company, and each of the other members of the Company's senior management team have invested in the Company and together own all of its voting common stock. The Company believes that the agricultural expertise of its management team, coupled with the corporate culture promoted by a management-owned company, permit it to establish strong customer relationships and respond quickly to market opportunities.


BUSINESS STRATEGY

  The Company's objective is to capitalize on its strengths through the implementation of its business strategy, which includes the following principal elements:

  CAPITALIZE ON GROWTH OPPORTUNITIES IN INTERNATIONAL MARKETS. International sales increased from approximately $36.9 million in 1995 to approximately $55.5 million in 1996, and to approximately $58.2 million in 1997. The Company intends to continue to leverage its worldwide brand name recognition, leading market positions and international distribution network to capture the significant demand for its products that exists in the international marketplace. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting the Far East, Latin America and Eastern Europe, where it believes the greatest potential for significant growth exists. The Company believes that increasing the diversity of both its customer base and geographic coverage by expanding its international operations will mitigate the effect of future reductions in demand within any of its individual product lines, or within a particular geographic selling region.

  ENHANCE GROWTH THROUGH STRATEGIC ACQUISITIONS. The Company will continue to selectively seek acquisitions with complementary product lines that offer the opportunity to improve market penetration and profitability through integration with the Company's existing businesses. The Company believes that the markets in which it operates include single-product producers who may not be able to effectively compete against larger integrated producers, such as the Company, but which might benefit from economies of scale resulting from a business combination with the Company. The Company recently acquired all of the capital stock of David Manufacturing Co. ("DMC"), a leading manufacturer and supplier of grain drying and handling equipment, to complement the Company's grain equipment product line.

  CONTINUE DEVELOPMENT OF PROPRIETARY PRODUCT INNOVATIONS. The Company's research and development efforts focus on the development of new and technologically advanced products to respond to customer demands, changes in the marketplace and new technology. The Company employs a strategy of working closely with its customers and capitalizing on existing technology to improve existing products and develop new value-added products. The Company believes that it has an impressive record of new product development as is evidenced by its improved Easy Access doors and Series 2000 dryers for grain bins, its Performer Fan/TM/ line of products for the swine industry and its patented HI-LO(R) chicken feeders and Delta Series/TM/ turkey feeders. The Company intends to continue to actively develop product improvements and innovations to more effectively serve its customers.

  CONTINUE PROFITABILITY ENHANCEMENTS. The Company plans to continue to actively manage its business to improve cash flows by containing costs, selectively expanding production and improving productivity. The Company's past success in enhancing profitability is evidenced by an EBITDA margin for 1997 of 11.5% compared to 10.0% for 1996 and 5.6% for 1995.


ACQUISITION OF BUSINESS

  In furtherance of its business strategy, the Company, on November 5, 1997, acquired all of the capital stock of DMC (the "DMC Acquisition"). DMC is a leading manufacturer and supplier of grain drying and handling equipment. DMC manufactures equipment at its headquarters in Mason City, Iowa and maintains six company-owned distribution facilities in Iowa, Nebraska, Illinois, Arkansas, Indiana and South Dakota. DMC uses this distribution network to market products to approximately 1,500 domestic and international dealers. DMC recorded net sales and operating income of $29.0 million and $4.3 million, respectively, for the fiscal year ended October 31, 1997. Approximately 52% of DMC's net sales during such period were derived from products manufactured by DMC, with the remaining portion derived from products, including augers, fans, heaters, floor supports and bucket elevators and conveyors, that were purchased from manufacturers other than the Company. International sales comprised approximately 13.5% of DMC's net sales for the fiscal year ended October 31, 1997.

  The Company believes that the DMC Acquisition has expanded the breadth of the Company's grain equipment product line and will increase net sales and operating income. Because the Company manufactures many of the products sold but not manufactured by DMC, the Company supplies such products to DMC. The Company will continue to leverage DMC's distribution network to increase sales of the Company's swine equipment. In addition, the Company believes it can increase sales of DMC products through dealers in the Company's distribution network who currently handle products of competitors of DMC.


INDUSTRY OVERVIEW

  Demand for the Company's products is driven by the overall worldwide level of grain, swine and poultry production as well as the increasing focus both domestically and internationally on improving productivity in these industries. These markets are driven by a number of factors, including consumption trends affected by economic and population growth and government policies.

  Demand for grain and the required infrastructure for grain storage, drying and handling is driven by several factors, including the need for additional grain for increased worldwide production of swine, poultry and beef. The Company believes that less functionally sophisticated and efficient grain storage facilities located outside the U.S. and Western Europe, which experience higher levels of grain spoilage and loss, are increasingly likely to be replaced by more modern equipment. The Company also believes that these dynamics will continue to support rising domestic and international demand for the Company's grain storage, drying and handling systems.

  Demand for the Company's swine and poultry feeding equipment and feed storage and delivery systems is positively impacted by the significant economic and population growth occurring in certain international markets, including Asia (where average annual gross domestic product growth rates over the past ten years have been more than triple that of the U.S.), Latin America and to a lesser extent, Eastern Europe. As a result of increasing disposable income in these international markets, consumers are devoting larger portions of their income to improved and higher protein-based diets. This has stimulated stronger demand for meat, specifically poultry and, to a lesser extent, pork, as these meats provide more cost-effective sources of animal protein than beef.

  The Company's sales of grain equipment have historically been affected by feed and grain prices, acreage planted, crop yields, demand, government policies, government subsidies and other factors beyond the Company's control. Weather conditions also can adversely impact the agricultural industry and delay planned construction activity, resulting in fluctuating demand for the Company's grain equipment and delayed or lost revenues. Increases in feed and grain prices have in the past resulted in a decline in sales of feeding, watering and ventilation systems, although these same conditions have tended to improve sales of grain storage bins. The Company's sales of swine and poultry equipment historically have been affected by the level of construction activity by swine and poultry producers, which is affected by feed prices and domestic and international demand for pork and poultry.

 GRAIN INDUSTRY

  After several years of relatively slow growth, world grain production is projected to increase more rapidly through 2005 to meet demand for grain products. Widespread economic and population growth, which increases demand for animal protein, is driving increased demand for world grain production. The U.S. Federal Agricultural Improvement and Reform (FAIR) Act of 1996 and continued crop yield enhancements are expected to permit increased worldwide grain production to meet this demand. According to the United States Department of Agriculture (USDA), increasing demand for grain, combined with a shortage of crops due to poor weather in key growing regions in the last several years, resulted in a tightening of inventory positions and the lowest level of U.S. and worldwide grain reserves in recent history. Consequently, grain prices have risen both in real and nominal terms over the last several years, while also creating significant pricing volatility and variability beyond the normal seasonal variations. Higher grain prices have greatly increased the income and cash reserves of North American grain farmers providing them with the means to invest in additional farm assets. Commodity price variations provide incentives for grain producers and users to utilize on-farm or commercial grain storage capacity to take advantage of favorable points in the pricing cycle.


 PORK INDUSTRY

  Although U.S. pork production has experienced slow growth over the past 10 years, a recent trend towards industry consolidation from a large number of small operators to a smaller number of larger, integrated operators is creating increased demand for automated production systems, including feeding and ventilation systems. Since 1980, the number of U.S. swine farms has fallen from over 650,000 to under 200,000. Total U.S. pork production, however, has increased from 14.0 billion pounds in 1986 to 17.1 billion pounds in 1996, due in part to greater capital investment in automated systems by larger operators. The Company believes that this consolidation is likely to further lower production costs and therefore pork prices, which may have a favorable impact on per capita pork consumption. Internationally, world pork production is projected to grow at a rate of 2.8% per year from 1997 to 2000. The primary growth areas for pork demand are expected to include Asia and Mexico with growth also anticipated in the countries of the former Soviet Union and central and eastern Europe. The Company believes that much of the production is expected to shift from small unconfined manual facilities to more modern automated, confined facilities, and to large U.S. swine integrators that establish overseas facilities, resulting in lower production costs and improved meat quality.

 POULTRY INDUSTRY

  The U.S. poultry industry has enjoyed steady growth over the past several decades, with U.S. per capita consumption of poultry increasing from 42.8 pounds in 1975 to 90.1 pounds in 1996, a compound annual growth rate of 3.6%. U.S. poultry production has grown annually at rates of between 5% and 7% over the past decade and this trend is expected to continue into the foreseeable future. World poultry production and consumption have grown at even greater rates than the U.S. in the last two decades. Industry sources attribute these increases to a number of factors, including consumers' rising disposable incomes, population growth, declining relative prices of poultry to other meats and product innovations such as the proliferation of pre-packaged and value-added poultry products. Additionally, nutritional and health concerns among consumers have led to poultry market share increases relative to red meat due to poultry's relatively low fat, low cholesterol and high protein content. International growth is projected to exceed the rate experienced in the U.S. due to the rapid rate of international economic development and the relatively low market share that poultry holds of the total meat market in a number of developing countries. As a result of this growth to date and the inability of a number of developing countries to increase their production facilities at a like rate, U.S. broiler exports have grown at a compound annual rate of 25% since 1985, with global poultry trade projected to grow at approximately 4% annually through 2005. Consequently, the U.S. is now the world's largest exporter of poultry and is expected to hold this position for the foreseeable future. Despite steady growth in both domestic and international poultry production and consumption, competitive pressures have caused poultry equipment prices to decline and the market for poultry equipment products has not expanded as rapidly.

PRODUCTS

  The Company manufactures and markets (i) grain storage bins and related drying and handling equipment systems, (ii) swine feed storage, feed delivery, confinement and ventilation systems and (iii) poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems. The Company offers a broad range of products that permits customers to purchase their grain, swine and poultry production equipment needs from one supplier. The Company believes that its ability to offer integrated systems provides it with a competitive advantage by enabling producers to purchase complete, integrated production systems from a single distributor who can offer high-quality installation and service.

 GRAIN PRODUCT LINE

  The Company's grain equipment consists of the following products:

  Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of up to 650,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI(R) brand name. The Company's grain storage bins are manufactured using high-yield, high tensile, galvanized steel and are assembled with high strength, galvanized bolts and anchor brackets. The Company's grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity. The Company believes that its grain storage bins are the most reliable and durable in the industry.

  Grain Drying Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities of up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI(R) and Airstream(R) brand names. The Company's drying equipment, which includes fans, heaters, top dryers, portable dryers, stack dryers and tower dryers, are manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

  Grain Handling Equipment. During 1997, the Company began manufacturing and marketing a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI(R) brand name. The Company's grain handling equipment offers ease of integration into Company or competitor systems and enables the Company to offer a fully-integrated product line to grain producers.

 SWINE PRODUCT LINE

  The Company's swine equipment consists of the following products:

  Feeding Systems. The Company manufactures and markets its swine feeding products under its AP/TM/ brand name. The Company designs and implements custom swine feeding systems to fit both the general industry needs of the different types of swine producers and the specialized needs of individual swine producers. The Company's swine feeding systems generally consist of a feed storage bin located outside of the swine building and a feed delivery system, which conveys the feed to and through the building to drop feed dispensers suspended within the building. The drop feed dispensers provide individualized feeding through automatic timers. The Company's swine feed storage bins are manufactured with precision die-cut, high tensile corrugated steel and assembled with an exclusive water tight sealing system and specially die-formed eaves, and include the Auto-Lok/TM/ access system, which allows for efficient systems monitoring. The Company's swine feed delivery systems consist of the Flex-Flo/TM/ System and the Chain Disk System. The Flex-Flo/TM/ System uses high-quality tensile steel augers and precision control devices to reach all drop feeders within a system. The Chain Disk System handles high capacities of feed at long distances with multiple turns. The Company believes that its swine drop feeders are superior to its competitors' products due to their ease of installation and maintenance, ability to handle high volumes of feed, accurate eye-level scales and strong, durable all-plastic construction that eliminates corrosion.

  Ventilation Systems. The Company manufactures and markets ventilation systems for swine buildings under its AP/TM/ and Airstream(R) brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems are crucial for minimizing the feed-to-meat conversion ratio by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control.

  Confinement Systems. The Company manufactures and markets confinement systems for swine buildings under its AP/TM/ brand name. These systems consist of products for building pens, gates, inner dividing walls and flooring systems, special heating systems for piglets and uniquely designed gestation stalls. The Company's swine confinement systems are manufactured using high tensile steel, and utilize advanced robotic welding, shot blasting and electrostatic spraying techniques to assure a long-lasting finish that is durable, corrosion resistant and easy to clean. The Company believes its swine confinement products contain several design ingenuities. Two examples are the Company's Hog-Hearth System, which provides heat to newborn piglets at lower energy costs than are otherwise required in more conventional heating methods, and the Company's plastic swine nursery flooring equipment, which provides extra comfort for growing piglets and cleaning advantages for swine producers.

 POULTRY PRODUCT LINE

  The Company's poultry equipment consists of the following products:

  Feeding Systems. The Company manufactures and markets its poultry feeding systems under its Cumberland(R) brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company's poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company's poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to prevent spoilage, and blended to provide uniform quality rations. The Company's poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners. The Company believes that its patented HI-LO(R) pan feeder is superior to competitor products due to its unique ability to adjust from floor feeding for young chicks to regulated feed levels for other birds.

  Watering Systems. The Company manufactures and markets nipple watering systems for poultry producers under its Cumberland(R) brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company's poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components. The water is delivered through a regulator designed to provide differential water pressure according to demand. The Company's poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The watering nipples produced by the Company also are designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

  Ventilation Systems. The Company manufactures and markets ventilation systems for poultry producers under its Cumberland(R) brand name. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtain coolers, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools.

  Nesting and Egg-Handling Systems. The Company manufactures and markets nesting and egg-handling systems for poultry producers under its Cumberland(R) brand name. These systems consist of mechanical nests and egg collection tables. The Company's nesting and egg-handling systems are manufactured using high-yield, high tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel. The Company believes that its nesting and egg-handling systems are among the most reliable and cost-effective in the poultry industry.

  Hatching Systems. The Company manufactures and markets commercial incubation systems for the poultry industry, with capacities of up to 115,200 eggs, under its Cumberland(R) brand name. The Company provides incubation systems for producers that grow each of the following types of poultry: breeders (chickens grown to lay eggs); broilers (chickens grown for human consumption); and turkeys. The Company believes that its incubation products are distinguished by their efficient use of space, reliable control panels, effective airflow mechanisms, versatility and durability, ease of access and sophistication of tracking devices. The Company's Visionlink/TM/ product allows incubators to be managed from a personal computer, while its Tracer/TM/ product facilitates effective bar code tracing from the point of breeding to the point of delivery.

  In 1997, 1996 and 1995, no single class of the Company's products accounted for 10% or more of the Company's net sales.

PRODUCT DISTRIBUTION

  The Company distributes its products primarily through a network of over 1,600 U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company's dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end-users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turn-over rate of its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high-level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

  The Company also maintains a sales force consisting of approximately 75 professionals. In addition to providing oversight services of the Company's distribution network, the sales force interacts with integrators and end users, recruits additional dealers for the Company's products, and educates the dealers on the uses and functions of the Company's products. The Company further supports and markets its products with a 27 person technical service and support team, which provides training and advice to dealers and end users regarding installation, operation and service of products and, when necessary, on-site service.

  In 1997 and 1996, no individual dealer or other customer represented more than 10% of the Company's net sales. In 1995, the Company made aggregate net sales of approximately $14.9 million to Carolina Agri-Systems, Inc. (''CASI'') and its wholly owned subsidiary, FarmPRO, Inc. (''FarmPRO''). These sales constituted approximately 10.6% of the Company's net sales in 1995. See Item 13, ''Certain Relationships and Related Transactions--Transactions with Carolina Agri-Systems, Inc. and Farm PRO, Inc.''

 DOMESTIC DISTRIBUTION AND CUSTOMERS

  The Company sells its products in the U.S. through a network of over 1,350 independent dealers who market, sell and, in many cases, install the Company's products and provide post-sale technical support and service. Most of the Company's domestic sales are made to dealers who market the Company's products to grain, swine and poultry end-users. The Company also makes direct sales of its products to end-users, such as large commercial grain producers or swine or poultry ''turn-key'' contractors. The Company's domestic dealers generally cover certain geographic areas but are not restricted from competing in other geographic markets.

 INTERNATIONAL DISTRIBUTION AND CUSTOMERS

  The Company has more than 250 independent international dealers that market the Company's products in approximately 75 countries outside of the U.S. The Company prefers to sell its products to local dealers, while maintaining the right to make direct sales to key international customers. When direct sales are made, the Company provides engineering and construction management support. The Company's international dealers generally represent specific geographic areas and are responsible for the development of their respective markets and dealer networks. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting the Far East, Latin America and Eastern Europe, where it believes the greatest potential for significant growth exists.

  The percentage of net sales generated by the Company by market region in 1995, 1996 and 1997 were as follows:

                                                        1995           1996           1997
                                                    -------------  -------------  ------------
      United States...............................          73.9%          68.9%         73.6%
      Asia                                                  11.5           10.5           6.2
      Canada......................................           4.0            7.4           7.7
      Latin America...............................           5.3            5.7           4.9
      Mideast.....................................           1.9            5.7           2.6
      Europe......................................           1.4            1.4           4.1
      All other...................................           2.0            0.4           0.9
                                                           -----          -----         -----
             Total.................................        100.0%         100.0%        100.0%
                                                           =====          =====         =====

COMPETITION

  The market for the Company's products is competitive. Domestically and internationally, the Company competes with a variety of manufacturers and suppliers that offer only a limited number of the products offered by the Company. The Company believes that only one of its competitors, CTB International Corp., offers products across most of the Company's product lines.

  Competition is based on the price, value, reputation, quality and design of the products offered and the customer service provided by distributors, dealers and manufacturers of the products. The Company believes that its leading brand names, diversified product lines, strong distribution network and high quality products enable it to compete effectively. The Company further believes that its ability to offer integrated systems to grain, swine and poultry producers, which significantly lowers total production costs and enhances producer productivity, provides it with a competitive advantage. Integrated equipment systems offer significant benefits to dealers, including lower administrative and shipping costs and the ease of dealing with a single supplier for all of their customer needs. In addition, the Company's dealers provide producers with high quality service, installation and repair.

NEW PRODUCT DEVELOPMENT

  The Company has a product development and design engineering staff of approximately 45 people, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $1.6 million, $1.2 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company charges research and development costs to operations as incurred. The Company anticipates product research and development spending to continue at historic levels for the foreseeable future.

RAW MATERIALS

  The primary raw materials used by the Company to manufacture its products are steel and polymer materials, including PVC pipe, polypropylene and polyethylene. The Company also purchases various component parts that are integrated into the Company's products. The Company is not dependent on any one of its suppliers and in the past has not experienced difficulty in obtaining materials or components. In addition, materials and components purchased by the Company are readily available from alternative suppliers. The Company has no long-term supply contracts for materials or components.

REGULATORY AND ENVIRONMENTAL MATTERS

  Like other manufacturers, the Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations, workplace safety and equal employment opportunities. Expenditures made by the Company to comply with such laws and requirements historically have not been material.

BACKLOG

  Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 1997 was $29.4 million compared to $17.1 million at December 31, 1996. The Company believes that all such backlog will be filled by the end of 1998.

PATENTS AND TRADEMARKS

  The Company protects its technological and proprietary developments. The Company currently has 21 active U.S. patents and 18 U.S. trademarks. The Company has been granted a license from Pertersime NV, a Belgium corporation, for technical information and know-how in developing and manufacturing incubators for poultry. While the Company believes its patents, trademarks and licensed information have significant value, the Company does not believe that its competitive position or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 1,448 employees, of which 1,238 were permanent and 210 were seasonal. None of the Company's employees are represented by a union. Management believes that its relationships with the Company's employees are good.

  In July 1996, certain employees of the Company were granted individual amounts of "gainshares" based on several factors, including experience and responsibilities. This program provides for participating employees to receive a percentage of the Company's pre-tax profits that are in excess of a specified target level of the Company's net sales. Each participating employee's portion is calculated based on the number of shares held. Total expenses to the Company under this plan were $3.2 million and $2.3 million in 1997 and 1996, respectively.


ITEM 2. PROPERTIES.

  The principal properties of The GSI, Group as of March 20, 1998, were as follows:

                            Location                                  Description of Property
----------------------------------------------------------------      -----------------------
Assumption, Illinois............................................  Manufacturing/Sales
Paris, Illinois.................................................  Manufacturing/Assembly
Newton, Illinois................................................  Manufacturing
Mt. Olive, North Carolina.......................................  Assembly
Vandalia, Illinois..............................................  Assembly
Nova Odessa, Brazil.............................................  Manufacturing/Sales/Warehouse
Mt. Carmel, Illinois............................................  Assembly
Geneva, Indiana.................................................  Sales/Warehouse
Penang, Malaysia................................................  Manufacturing/Sales/Warehouse
Fourways, South Africa..........................................  Sales/Warehouse
Sioux City, Iowa................................................  Sales/Warehouse
Warsaw, North Carolina..........................................  Sales/Warehouse
Lenni, Pennsylvania.............................................  Assembly
Sambeek, The Netherlands........................................  Sales/Warehouse
Nogales, Mexico.................................................  Sales/Warehouse
Mason City, Iowa................................................  Manufacturing/Sales
Watertown, South Dakota.........................................  Sales/Warehouse
Garrett, Indiana................................................  Sales/Warehouse
Oakland, Illinois...............................................  Sales/Warehouse
West Memphis, Arkansas..........................................  Sales/Warehouse
Hampton, Nebraska...............................................  Sales/Warehouse

  The corporate headquarters for the Company is located in Assumption, Illinois.

   The Company's owned facilities are subject to mortgages. The Company's Leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 9 to the Consolidated Financial Statements included in Item 8 hereof.

  The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company's current levels of operation.

ITEM 3. LEGAL PROCEEDINGS.

  There are no legal proceedings pending against the Company which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.


     There is no established public trading market for any class of the Company's Common Stock. The Company has 19 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management."

     The Company generally has not paid dividends in the past, and does not intend to pay dividends in the future, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 1997, and 1996, the Company declared dividends totaling $16.1 million and $5.5 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 1/4% Senior Subordinated Notes due 2007 (the
"Notes") and in the Company's credit facility with LaSalle National Bank (the "New Credit Facility"). Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997. The selected historical consolidated financial data for the years indicated were derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto contained in Item 8 hereof.

                                                                                Years Ended December 31,
                                                           ------------------------------------------------------------------
                                                             1993(1)      1994(1)       1995(1)         1996          1997
                                                           -----------  ------------  ------------  -------------  ----------
Income Statement:
Net sales................................................   $94,427      $130,852      $141,191      $178,537       $220,758
Cost of sales............................................    76,053       106,037       115,004       135,696        164,607
                                                            -------      --------      --------      --------       --------
Gross profit.............................................    18,374        24,815        26,187        42,841         56,151
Selling, general and administrative expenses.............    14,122        19,497        22,176        28,787         35,189
                                                            -------      --------      --------      --------       --------
Operating income.........................................     4,252         5,318         4,011        14,054         20,962
Interest expense.........................................    (1,175)       (1,934)       (2,894)       (3,590)        (6,174)
Write-off of affiliate receivable(2).....................        --            --        (3,423)           --             --
Other income (expense), net..............................      (166)          461           548           674            943
                                                            -------      --------      --------      --------       --------
Income (loss) from continuing operations.................     2,911         3,845        (1,758)       11,138         15,731
Income (loss) from discontinued operations...............      (880)         (554)          280          (482)            --
Extraordinary gain (loss) on extinguishment of debt......        --          (279)           --            --          2,119
Provision for income taxes...............................        --            --            --          (157)          (288)
                                                            -------      --------      --------      --------       --------
Net income (loss)........................................   $ 2,031      $  3,012      $ (1,478)     $ 10,499       $ 17,562
                                                            =======      ========      ========      ========       ========

                                                                               Years Ended December 31,
                                                           ------------------------------------------------------------------
                                                               1993          1994          1995          1996           1997
                                                            -------      --------      --------      --------       --------
Balance Sheet Data:
Total assets.............................................   $44,381      $ 60,205      $ 66,421      $ 67,572       $150,109
Working capital..........................................     4,424         3,984         8,085        15,252         49,050
Total debt...............................................    18,953        30,546        33,930        47,906        116,531
Total stockholders' equity (deficit).....................    13,105        14,365        12,887        (5,381)(3)     (4,784)

--------------
(1) The Company signed an agreement to sell the working capital and fixed assets of its Heritage Vinyl Division in December 1995 and completed the sale in January 1996. The Company's 1994 and prior year financial statements were restated to reflect this discontinued operation. See Note 3 to Consolidated Financial Statements included in Item 8 hereof.
(2) The write-off of the affiliate receivable resulted from a significant customer, who is an affiliate of the Company, ceasing distribution operations and selling its only division in December 1995. The write-off of the affiliate receivable represents the portion of the remaining receivable due that was not collectible. See Note 11 to Consolidated Financial Statements included in Item 8 hereof.
(3) Total stockholders' deficit at December 31, 1996 resulted from a management buyout of the Company's capital stock in June 1996. The Company purchased its capital stock from selling shareholders using cash and notes. In order to fund a portion of the cash payments made by the Company, the Company obtained a $4.0 million term loan. See Item 13, "Certain Relationships and Related Transactions--Management Buyout" and Note 6 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof.


GENERAL

  The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products also can impact sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. See Item 1,"Business--Industry Overview."

  Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain drying and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters.

  Although the Company's sales are primarily denominated in U.S. dollars and are not affected by currency fluctuations, the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold. With respect to sales that are not denominated in U.S. dollars, the Company enters into foreign currency forward exchange contracts on a limited basis.

  The Company's international sales have historically comprised a significant portion of net sales. In 1997, the Company's international sales accounted for 26.4% of net sales. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting the Far East, Latin America and Eastern Europe, where it believes the greatest potential for significant growth exists.

  The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. From 1994 through 1996, the price of steel and polymers remained relatively constant. The Company has experienced modest price decreases in steel and polymers during 1997.

  The Company's current business was founded in 1972 as a subsidiary of the Sloan Implement Company, Inc. ("Sloan Implement"), a distributor of John Deere farm equipment owned by the Sloan family. This subsidiary was later merged into Sloan Implement and became its manufacturing division and Sloan Implement changed its name to Grain Systems, Inc. ("Grain Systems"). In 1994, the farm equipment distributor division of Grain Systems was spun off as a newly-formed corporation with the manufacturing division surviving as Grain Systems. The Company's 1994 and prior year financial statements were restated to exclude the results of operations and financial position of the farm equipment distributor division. In 1995, Grain Systems changed its name to The GSI Group, Inc. and in 1996, all of the capital stock of the Company was acquired by Craig Sloan and certain other executives of the Company. See Item 13, "Certain Relationships and Related Transactions-- Management Buyout." The Company currently operates as a subchapter S corporation and, accordingly, is not subject to federal income taxation for the periods for which financial information has been presented herein. Because the Company's stockholders are subject to tax liabilities based on their pro rata shares of the Company's income, it is the Company's policy to make periodic distributions to its stockholders in amounts equal to such tax liabilities. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" and
Item 13, "Certain Relationships and Related Transactions--Other Related Party Transactions."


RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net sales increased 23.6% or $42.2 million to $220.8 million in 1997 compared to $178.5 million in 1996. Of this 23.6% increase, 5.5% was a result of increased sales of grain storage products resulting primarily from historically high domestic grain prices in 1996 and 13.0% was a result of increased domestic sales of swine and poultry equipment attributable to continuing strong construction demand for larger swine facilities. International sales of $58.2 million in 1997 were essentially flat compared to sales of $55.5 million in 1996. Sales in Europe and Canada increased by $6.5 million and $3.7 million, respectively, due to stronger market penetration. These increases were offset by decreased Mideastern and Asian sales of $4.5 million and $5.0 million, respectively, primarily due to the completion of turn-key grain storage projects in 1996.

  Gross profit increased to $56.2 million in 1997 or 25.4% of net sales compared to $42.8 million or 24.0% of net sales in 1996. This increase reflected the impact of increased sales, as well as the benefit of price increases in the grain drying and farm storage equipment product lines. These positive impacts were offset by a change in sales mix towards lower margin products within the swine product line.

  Selling, general and administrative expenses increased 22.2% or $6.4 million to $35.2 million in 1997 from $28.8 million in 1996. This increase was primarily due to a $4.3 million increase in selling, general and administrative compensation attributable to increased staffing and an increase in bad debt reserve of $1.2 million. As a percentage of net sales, selling, general and administrative expenses decreased to 15.9% in 1997 compared to 16.1% in 1996.

  Operating income increased 49.2% or $6.9 million to $21.0 million in 1997 compared to $14.1 million in 1996. Operating income margins increased to 9.5% of net sales in 1997 from 7.9% in 1996. These increases were attributable to the 23.6% increase in sales and were offset by increased selling, general and administrative expenses.

  Interest expense increased $2.6 million for 1997, reflecting borrowings used to fund the Company's redemption of certain shares of its voting common stock in June 1996 as well as interest expense on the Notes. See Item 13, "Certain Relationships and Related Transactions--Management Buyout."

  Net income increased 67.3% or $7.1 million to $17.6 million for 1997 compared to $10.5 million in 1996. This increase was due to increased net sales and gross profit margin partially offset by increased interest expense.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net sales increased 26.4% or $37.3 million to $178.5 million in 1996 compared to $141.2 million in 1995. Of this 26.4% increase, 4.7% was a result of increased sales of grain storage products resulting primarily from historically high domestic grain prices, 8.5% was a result of increased sales of swine equipment resulting primarily from strong construction demand for larger swine facilities, and 13.2% was a result of increased international sales of swine, poultry and grain storage equipment resulting primarily from regional market penetration in Canada of $7.6 million and successful bids on turn-key grain storage projects in the Mideast of $7.5 million.

  Gross profits increased to $42.8 million in 1996 or 24.0% of net sales compared to $26.2 million in 1995 or 18.5% of net sales. The increase in gross profit reflected the impact of increased sales, together with operating efficiencies and the return of certain raw material prices to levels more consistent with recent historical levels. The operating efficiencies were attributable to the implementation of a gain share program for the Company's production associates, which the Company believes led to the development of more efficient labor processes. The positive impacts of the above items were partially offset by a change in sales mix towards newly-introduced, lower margin products within the swine product line.

  Selling, general and administrative expenses increased 29.8% or $6.6 million to $28.8 million in 1996 from $22.2 million in 1995. As a percentage of net sales, selling, general and administrative expenses increased to 16.1% in 1996 from 15.7% in 1995. These increases were primarily a result of the introduction of a two-year employee bonus incentive program driven by total company profitability and increased staffing in the international sales/engineering functions, partially offset by the elimination of certain non-essential positions in corporate functions and an increase in distribution expense.

  Operating income increased 250.4% or $10.0 million to $14.1 million for 1996 compared to $4.0 million for 1995. Operating income margins increased in 1996 to 7.9% of net sales in 1996 from 2.8% in 1995. These increases were attributable to the 26.4% increase in net sales and improved gross margins and were offset by increased selling, general and administrative expenses.

  Interest expense increased $0.7 million for 1996, reflecting additional borrowings used to fund the Company's redemption of certain shares of its voting common stock in June 1996. See Item 13, "Certain Relationships and Related Transactions--Management Buyout." Interest income was essentially flat in 1996 compared to 1995.

  Net income increased $12.0 million to $10.5 million in 1996 compared to a loss of $1.5 million in 1995. This increase was due to increased operating income and the negative impact in 1995 of the $3.4 million write-off of an affiliate receivable. There was no write-off of an affiliate receivable in 1996.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net sales increased 7.9% or $10.3 million to $141.2 million in 1995 compared to $130.9 million in 1994. This increase was driven by strong international market penetration for grain storage, swine and poultry products.

  Gross profits increased to $26.2 million in 1995 from $24.8 million in 1994, representing 18.5% of net sales in 1995 and 19.0% of net sales in 1994. This decrease in gross profit percentage on slightly higher sales volume reflected the impact of the aggressive bidding on contracts in the international market.

  Selling, general and administrative expenses increased 13.7% or $2.7 million to $22.2 million in 1995 from $19.5 million in 1994. As a percentage of net sales, selling, general and administrative expenses increased to 15.7% in 1995 from 14.9% in 1994. These increases were primarily the result of the hiring of professional staff for focused product grouping support.

  Operating income decreased 24.6% or $1.3 million to $4.0 million for 1995 compared to $5.3 million for 1994. Operating income margins decreased to 2.8% of net sales in 1995 from 4.1% in 1994. These decreases were attributable to lower margin product mix and increased selling, general and administrative expenses.

  Interest expense increased by $1.0 million for 1995 reflecting expanded working capital needs. Other expense increased $3.4 million in 1995 due to the non-recurring write-off of an affiliate receivable. The affiliate receivable was owing to the Company from a customer of the Company that ceased operations, making the $3.4 million affiliate receivable uncollectible. See Item 13, "Certain Relationships and Related Transactions--Transactions with Carolina Agri-Systems, Inc. and Farm PRO, Inc."

  The Company experienced a loss of $1.5 million in 1995 compared to net income of $3.0 million in 1994. This loss was due to decreased operating income and the $3.4 million write-off of an affiliate receivable.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by temporary borrowings made under various credit agreements.

  The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of December 31, 1997, the Company had $49.1 million of working capital, an increase of $33.8 million from working capital as of December 31, 1996. The increase in working capital was primarily due to increased inventory of $27.1 million due to the DMC Acquisition and increased finished goods levels to improve customer response time.

  Operating activities generated/(used) $2.4 million, $1.7 million and $(3.6) million in cash flow in each of 1995, 1996 and 1997, respectively. The decrease in cash flow from operating activities from 1995 to 1996 of $0.7 million was primarily the result of an increase of accounts receivable and inventories of $4.5 million and a decrease of accounts payable, accrued expenses and customer deposits of $4.5 million, offset by net income of $10.5 million in 1996 compared to a net loss of $1.5 million in 1995. The decrease in cash flow from operating activities from 1996 to 1997 of $5.3 million was primarily the result of an increase in inventories and vendor deposits of $22.6 million, offset by increases in accounts payable and net income of $5.3 million and $7.1 million, respectively, compared to 1996. In addition, changes in accounts receivable decreased $5.2 million compared to 1996.

  The Company's capital expenditures totaled $5.8 million, $3.8 million and $9.7 million in 1995, 1996 and 1997, respectively. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of facilities. The decrease in the Company's capital expenditures from 1995 to 1996 was primarily due to the Company's decision to lease rather than purchase new machinery and equipment and additional facilities. The increase in 1997 reflects the Company's continued expansion and the conversion of leased to purchased assets. The Company anticipates that capital expenditures will average approximately $6.0 million to $7.0 million per year over the next five years. Other investing activities that resulted in significant cash flow included $8.0 million in proceeds from the sale of net assets of a discontinued business, $2.1 million in payments received on notes receivable, and $1.4 million in proceeds from sales of fixed assets, all of which occurred in 1996. In 1997, other investing activity that resulted in significant cash flow was the acquisition of DMC for $17.9 million, net of $0.2 million cash acquired.

  Cash provided by financing activities in 1995 was $3.8 million. The cash resulted primarily from $3.5 million in net borrowings under the Company's bank credit facility in 1995. Cash used in financing activities in 1996 consisted primarily of $25.5 million for the acquisition of treasury stock partially offset by $17.5 million in proceeds from the repayment of former stockholder loans and $2.3 million in proceeds from the issuance of common stock. Cash provided by financing activities in 1997 consisted primarily of $94.8 million from the offering of the Notes in November 1997 (the "Offering") partially offset by $29.3 million in repayment of long-term debt and borrowing under the line of credit and $16.3 million of dividends.

  The Company sold the assets of its Heritage Vinyl Products Division in January 1996 and applied the net proceeds of approximately $8.0 million to reduce outstanding indebtedness under various credit facilities. This operation was accounted for as a discontinued operation in 1995.

  The Company acquired all of the capital stock of DMC for an aggregate purchase price of $17.9 million on November 5, 1997. The Company funded the DMC Acquisition with a portion of the net proceeds from the Offering.

  The Company plans to continue to pursue a selective acquisition strategy which may result in the need for additional debt or equity financing in the future.

  Upon consummation of the Offering, approximately 95% of the Company's indebtedness was repaid with the net proceeds of the Offering. Also, upon consummation of the Offering, the New Credit Agreement provided a revolving credit and letter of credit facility of $40 million terminating in November 2000 with no scheduled amortization. Revolving loans under the New Credit Agreement are available for working capital and general corporate purposes. The New Credit Agreement contains a number of covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, issue capital stock and form subsidiaries and otherwise restrict certain corporate activities. In addition, the Company is required to comply with specified financial ratios and tests.

  The Company believes that existing cash, cash flow from operations and available borrowings under the New Credit Agreement will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.


INFLATION

  The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC. AND
                                  SUBSIDIARIES

                                                                                                              Page
                                                                                                             ------
Report of Independent Public Accountants...................................................................    23
Report of Independent Public Accountants on Supplemental Schedule..........................................    24
Consolidated Balance Sheets as of December 31, 1996 and 1997...............................................    25
Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.................    26
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.......    27
Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.................    28
Notes to Consolidated Financial Statements.................................................................    29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.:

  We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Chicago, Illinois
February 24, 1998 (except with
      respect to the matter
      discussed in the first
      paragraph of Note 6,
      as to which the date
      is March 5, 1998)

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of The GSI Group, Inc.

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The GSI Group, Inc. and subsidiaries included in this registration statement and have issued our report thereon dated February 24, 1998 (except with respect to the matter discussed in the first paragraph of Note 6, as to which the date is March 5, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index in item 21(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Chicago, Illinois
February 24, 1998

                      THE GSI GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    ASSETS                                           1996           1997
                           --------------------------                            ------------  ---------------
Current Assets:
 Cash and cash equivalents.....................................................     $  1,490         $ 18,572
 Accounts receivable, net......................................................       18,453           23,214
 Inventories, net..............................................................       19,805           46,882
 Prepaids......................................................................          202            8,165
 Current portion of notes receivable...........................................          154               --
 Other.........................................................................        3,534            3,155
                                                                                    --------         --------
   Total current assets........................................................       43,638           99,988
                                                                                    --------         --------

Notes Receivable, less current portion.........................................        1,127            1,084
                                                                                    --------         --------

Long-Term Retainage............................................................           --              579
                                                                                    --------         --------

Property, Plant and Equipment, net.............................................       22,106           36,143
                                                                                    --------         --------

Other Assets:
 Goodwill, net.................................................................          120            7,991
 Other intangible assets, net..................................................          336              564
 Deferred financing costs, net.................................................          245            3,514
 Other.........................................................................           --              246
                                                                                    --------         --------
   Total other assets..........................................................          701           12,315
                                                                                    --------         --------

   Total assets................................................................     $ 67,572         $150,109
                                                                                    ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
  --------------------------------------------
Current Liabilities:
 Accounts payable..............................................................     $  7,071         $ 11,948
 Dividend payable..............................................................        5,526            5,300
 Payroll and payroll related expenses..........................................        3,123            3,843
 Deferred taxes................................................................           --            1,234
 Accrued expenses..............................................................        5,435            9,067
 Customer deposits.............................................................        3,892            4,883
 Current maturities of long-term debt..........................................        3,339           14,663
                                                                                    --------         --------
   Total current liabilities...................................................       28,386           50,938
                                                                                    --------         --------

Long-Term Debt, less current maturities........................................       44,567          101,868
                                                                                    --------         --------

Deferred Income Taxes..........................................................           --            2,087
                                                                                    --------         --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................           18               18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................            2                2
 Paid-in capital...............................................................        2,473            2,473
 Cumulative translation adjustment.............................................           --             (869)
 Retained earnings.............................................................       17,659           19,125
 Treasury stock, at cost.......................................................      (25,533)         (25,533)
                                                                                    --------         --------
   Total liabilities and stockholders' equity..................................     $ 67,572         $150,109
                                                                                    ========         ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 1995            1996            1997
                                                                            --------------  --------------  --------------
Net Sales.................................................................     $  141,191      $  178,537      $  220,758
Cost of Sales.............................................................        115,004         135,696         164,607
                                                                               ----------      ----------      ----------

     Gross profit.........................................................         26,187          42,841          56,151
Selling, General and Administrative Expenses..............................         22,176          28,787          35,189
                                                                               ----------      ----------      ----------
     Operating income.....................................................          4,011          14,054          20,962
                                                                               ----------      ----------      ----------

Other Income (Expense):
  Write-off of affiliate receivable.......................................         (3,423)             --              --
  Interest expense........................................................         (2,894)         (3,590)         (6,174)
  Interest income.........................................................            431             264             654
  Other, net..............................................................            117             410             289
                                                                               ----------      ----------      ----------

    Income (loss) before income taxes, discontinued operation and
       extraordinary item.................................................         (1,758)         11,138          15,731
                                                                               ----------      ----------      ----------

Income Taxes..............................................................             --             157             288
                                                                               ----------      ----------      ----------

     Income (loss) before discontinued operation and extraordinary
       item...............................................................         (1,758)         10,981          15,443
                                                                               ----------      ----------      ----------

Discontinued Operation:
  Loss from operations of discontinued business...........................         (2,562)             --              --
  Loss on sale of discontinued business...................................          2,842            (482)             --
                                                                               ----------      ----------      ----------

     Income (loss) before extraordinary item..............................         (1,478)         10,499          15,443
                                                                               ----------      ----------      ----------

Extraordinary Item:
  Gain on early extinguishment of debt....................................             --              --           2,119

                                                                               ----------      ----------      ----------
     Net income (loss)....................................................     $   (1,478)     $   10,499      $   17,562
                                                                               ----------      ----------      ----------

Basic and Diluted Earnings Per Share:
  Continuing operations...................................................     $    (0.98)     $     5.78      $     7.72
  Discontinued operations.................................................           0.16           (0.25)             --
  Extraordinary item......................................................             --              --            1.06
                                                                               ----------      ----------      ----------

     Net income...........................................................     $    (0.82)     $     5.53      $     8.78
                                                                               ----------      ----------      ----------

Weighted Average Common Shares Outstanding................................      1,800,000       1,900,000       2,000,000
                                                                               ==========      ==========      ==========

  The accompanying notes to financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                   COMMON STOCK                                                         TREASURY STOCK
                       -------------------------------------                               ---------------------------------------
                                                              ADDITIONAL    CUMULATIVE
                                                                PAID-IN    TRANSLATION   RETAINED
                              VOTING            NONVOTING       CAPITAL     ADJUSTMENT   EARNINGS          VOTING
                       --------------------  ---------------  -----------  ------------  ---------  ---------------------
                         SHARES              SHARES
                         ISSUED     AMOUNT   ISSUED   AMOUNT                                         SHARES      AMOUNT
                       -----------  -------  -------  ------                                        ---------  ----------
Balance,
 December 31,
 1994................         750     $ --        --      --         200         $  --   $ 14,165          --   $     --
Stock exchange and
 recapitalization--
  Stock issue
   retired...........        (750)      --        --      --        (200)           --         --          --         --
  New stock
   issue.............   1,800,000       18        --      --         182            --         --          --         --
Net loss.............          --       --        --      --          --            --     (1,478)         --         --
                       ----------     ----   -------  ------      ------   -----------   --------   ---------  ---------
Balance,
 December 31,
 1995................   1,800,000     $ 18        --      --      $  182         $  --   $ 12,687          --   $     --
  Treasury stock
   purchased.........  (1,460,158)     (15)       --      --          15            --         --   1,460,158    (25,490)
  Stock split--
   Voting
   common
   stock.............     785,158        8        --      --          26            --         --   3,373,494        (34)
   Non-voting
   common
   stock.............          --       --   200,000       2           7            --         --          --         --
  Stock sold
   pursuant to
   four purchase
   agreements........     675,000        7        --      --       2,243            --         --          --         --
  Net income.........          --                                                          10,499
  Dividends..........          --       --        --      --          --            --     (5,527)         --         --
                       ----------     ----   -------  ------      ------   -----------   --------   ---------  ---------
Balance,
 December 31,
 1996................   1,800,000     $ 18   200,000      $2      $2,473         $  --   $ 17,659   4,833,652   $(25,524)
Net income...........          --       --        --      --          --            --     17,562          --         --
Dividends............          --       --        --      --          --            --    (16,096)         --         --
Cumulative
 Translation           ----------                                                        --------
 Adjustment..........                   --        --      --          --          (869)                    --         --
                               --     ----   -------  ------      ------   -----------         --   ---------  ---------
                       ----------                                                        --------
Balance,
 December 31,
 1997................   1,800,000     $ 18   200,000      $2      $2,473         $(869)  $ 19,125   4,833,652   $(25,524)
                       ==========     ====   =======  ======      ======   ===========   ========   =========  =========

                                                                 TOTAL
                                                                 STOCKHOLDERS'
                                                                 EQUITY
                                                NONVOTING        (DEFICIT)
                                            ----------------  --------------

                                            SHARES   AMOUNT
                                            -------  -------
Balance,
 December 31,
 1994................                          --     $--        $ 14,365
Stock exchange and
 recapitalization--
  Stock issue
   retired...........                          --      --            (200)
  New stock
   issue.............                          --      --             200
Net loss.............                          --      --          (1,478)
                                          -------  ------        --------
Balance,
 December 31,
 1995................                          --     $--        $ 12,887
  Treasury stock
   purchased.........                          --      --         (25,490)
  Stock split--
   Voting
   common
   stock.............                          --      --              --
   Non-voting
   common
   stock.............                     859,316      (9)             --
  Stock sold
   pursuant to
   four purchase
   agreements........                          --      --           2,250
  Net income.........                                              10,499
  Dividends..........                          --      --          (5,527)
                                          -------  ------        --------
Balance,
 December 31,
 1996................                     859,316     $(9)       $ (5,381)
Net income...........                          --      --          17,562
Dividends............                          --      --         (16,096)
Cumulative
 Translation                                                     --------
 Adjustment..........                          --      --            (869)
                                          -------  ------        --------

Balance,
 December 31,
 1997................                     859,316     $(9)       $ (4,784)
                                          =======  ======        ========


  The accompanying notes to financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                    1995          1996          1997
                                                                                ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net Income (Loss)...........................................................      $(1,478)     $ 10,499      $ 17,562
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization............................................        3,351         3,153         3,499
     Amortization of deferred financing costs.................................           --            --           137
     Gain (loss) on sale of equipment.........................................           30          (349)          (17)
     Gain on early retirement of debt--noncash portion........................           --            --        (2,299)
     Write-off of affiliate receivable........................................        3,423            --            --
     Loss on sale of discontinued business....................................       (2,843)          482            --
     Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, net..............................................       (4,071)       (7,056)       (1,893)
        Inventories, net......................................................         (453)       (2,010)      (19,429)
        Other current assets and prepaids.....................................         (279)       (2,924)       (8,091)
        Accounts payable......................................................        3,027        (2,178)        3,120
        Accrued expenses and payroll and related expenses.....................           60         3,669         2,925
        Other.................................................................        1,681        (1,575)          908
                                                                                    -------      --------      --------
           Net cash flows provided by (used in) operating activities..........        2,448         1,711        (3,578)
                                                                                    -------      --------      --------

Cash Flows from Investing Activities:
  Capital expenditures........................................................       (5,816)       (3,834)       (9,655)
  Proceeds from sale of discontinued business.................................           --         7,982            --
  Payments received on notes receivable.......................................           --         2,130           261
  Acquisition of Clark Products, Inc..........................................           --            --          (866)
  Acquisition of David Manufacturing Co., net of cash acquired................           --            --       (17,684)
  Other.......................................................................          439         1,998          (145)
                                                                                    -------      --------      --------
           Net cash flows provided by (used in) investing activities..........       (5,377)        8,276       (28,089)
                                                                                    -------      --------      --------

Cash Flows from Financing Activities:
  Proceeds from former shareholder loans......................................        2,762        17,490            --
  Payments on former shareholder loans........................................       (1,336)           --            --
  Proceeds from issuance of long-term debt....................................        3,500         4,000        99,231
  Payments on long-term debt..................................................       (3,703)       (2,511)      (13,019)
  Deferred financing costs....................................................           --            --        (4,458)
  Net payments under line-of-credit agreement.................................        3,489        (4,773)      (16,299)
  Proceeds from issuance of common stock......................................           --         2,250            --
  Purchase of treasury stock..................................................           --       (25,490)           --
  Dividends...................................................................           --            --       (16,322)
  Other.......................................................................         (868)         (401)         (384)
                                                                                    -------      --------      --------
           Net cash flows provided by (used in) financing activities..........        3,844        (9,435)       48,749
                                                                                    -------      --------      --------

Increase in Cash and Cash Equivalents.........................................      $   915      $    552      $ 17,082
Cash & Cash Equivalents, beginning of year....................................           23           938         1,490
                                                                                    -------      --------      --------
Cash and Cash Equivalents, end of year........................................      $   938      $  1,490      $ 18,572
                                                                                    =======      ========      ========

  The accompanying notes to financial statements are an integral part of these statements

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS

     The GSI Group, Inc. and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. The Company's product lines include: grain storage, ventilation and handling equipment; and swine and poultry feeding, ventilation, watering and confinement systems. The Company's headquarters and main manufacturing facility is in Assumption, Illinois, with other manufacturing facilities in Illinois, Iowa, Pennsylvania and North Carolina and a selling and distribution facility in Indiana. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in South Africa, The Netherlands and Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

    Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents

     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

    Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers in the agricultural industry. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited.

    Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of inventories was determined on the last-in, first-out link-chain method. Had the inventories been determined on the first-in, first-out method at December 31, 1996 and 1997, the reported value of such inventories would have been increased by approximately $3.3 million and $2.5 million respectively. Inventories and cost of sales are based in part on accounting estimates relating to differences resulting from periodic physical inventories.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair market value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

                                                    Years
                                               --------------
Building and Improvements                           7 - 39
Machinery and Equipment                             3 - 20
Office Equipment and Furnitures                     3 - 10

     Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

    Research and Development

     Costs associated with research and development are expensed as incurred. Such costs incurred were $1.4 million, $1.2 million and $ 1.6 million for the years ended December 31, 1995, 1996, and 1997, respectively.

    Intangible Assets

     The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired ("goodwill") is amortized on the straight-line basis over 40 years. Goodwill is net of accumulated amortization of $90,202 and $190,727 at December 31, 1996 and 1997, respectively. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business and expected undiscounted cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances. Other intangible assets are net of accumulated amortization of $1.1 million and $1.4 million at December 31, 1996 and 1997, respectively, and are being amortized on a straight line basis over a period of 3 to 17 years.

    Revenue Recognition

     Revenue on all products are recorded when products are shipped. Provisions are made at that time, when applicable, for installation and warranty costs to be incurred.

    Translation of Foreign Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, except for Brazil and Mexico which are in highly inflationary environments and therefore utilize the U.S. dollar as the functional currency. In 1998, the Company will not consider Brazil to be highly inflationary, therefore will begin to utilize the local currency as the functional currency.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

    Forward Exchange Contracts

     The Company enters into foreign currency forward exchange contracts on a limited basis. Contracts entered are for significant outstanding accounts receivable for which timing of the receipt of payment can be reasonably estimated. The purpose of the Company's hedging activities is to protect the Company from the risk that eventual dollar net inflows resulting from the sale of products to foreign customers will be adversely affected by changes in foreign currency exchange rates. The Company's foreign exchange contracts do not subject the Company's results of operations to risk due to exchange rate movements because gains and losses on the contracts generally offset gains and losses on the assets and liabilities being hedged.

    Deferred Financing Costs

     Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt. Accumulated amortization as of December 31, 1996 and 1997 was $77,492 and $214,482, respectively.

    Reclassification

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

    New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No.
131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosure required by SFAS No. 131 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998. This pronouncement will have an effect on the Company's disclosure in subsequent periods; however, the Company is evaluating alternative formats for presenting this information.

3. DISCONTINUED OPERATIONS

     In 1995, in order to concentrate on its core businesses, the Company made a decision to sell its Heritage Vinyl Products Division ("Division"). The agreement to sell the Division was signed in December 1995 and the sale of the Division closed on January 11, 1996. The sale of the net assets of the Division resulted in net proceeds to the Company of $8.0 million. The gain on the sale
was $2.8 million.   A charge of $482,000 was recorded in 1996 to adjust certain retained assets to net realizable value.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

4.  DETAIL OF CERTAIN ASSETS

                                                                      AS OF DECEMBER 31,
                                                                 ----------------------------
                                                                    1996             1997
                                                                 -----------      -----------
Accounts Receivable                                                     (IN THOUSANDS)
                                                                 ----------------------------
                  Trade receivables                                $ 19,096         $ 25,050
                  Allowance for doubtful accounts                      (643)          (1,836)
                                                               ------------     ------------
                  Total........................................    $ 18,453         $ 23,214
                                                               ============     ============
Inventories
                  Raw materials................................    $  3,605         $  8,883
                  Work-in-process..............................       1,802           12,464
                  Finished goods...............................      14,398           25,535
                                                               ------------     ------------
                  Total........................................    $ 19,805         $ 46,882
                                                               ============     ============
Property, Plant and Equipment
                  Land.........................................    $    533         $    895
                  Buildings....................................      12,565           18,799
                  Machinery....................................      21,491           34,897
                  Furniture and fixtures.......................       4,132            4,514
                  Construction-in-progress.....................       1,022            1,364
                                                               ------------     ------------
                                                                     39,743           60,469
                  Accumulated depreciation.....................     (17,637)         (24,326)
                                                               ------------     ------------
                  Property, Plant and equipment, net...........    $ 22,106         $ 36,143
                                                               ============     ============


5. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid $3.2 million, $2.8 million and $5.2 million in interest during the years ended December 31, 1995, 1996 and 1997, respectively. The Company paid income taxes of $32,538, $4,567 and $237,745 during the years ended December 31, 1995, 1996 and 1997, respectively.

6. LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1997 consists of the following (in thousands):

                                                                                 1996            1997
                                                                              ----------      ----------
CIT note payable with interest at 9%, due $117 monthly through April, 2000, secured by specific equipment and by the joint and several personal guarantees
          of certain stockholders...........................................    $ 4,594              --
Metropolitan Life Insurance Company note payable at 9.45% at December 31,
          1996, due $24 monthly plus interest with unpaid principal due
          July, 2006,
          secured by a mortgage on real property located in Assumption,
          Illinois, and
          by the joint but not several personal guarantees of certain             2,828              --
          stockholders......................................................
Citizens National Bank IRB with variable interest at 6.5% until March,
 2000, at which time rate is subject to periodic adjustments based on U.S.
          Treasury Note rates, due $14 monthly plus interest with unpaid principal balance due April, 2010, secured by certain real estate
          and improvements in Paris, Illinois.                                    2,209           2,042
American National Bank IRB with variable interest based on prime (6.77% at
          December 31, 1996), due $7 monthly with unpaid principal balance due November, 2007, secured by real estate and improvements on a specific building in Assumption, Illinois and joint and several personal guarantees
          of certain stockholders...........................................        903              --

                      THE GSI GROUP, INC. AND SUBSIDIARIES

LaSalle Bank revolving line that has a maximum borrowing level ($25,208 at
          December 31, 1996) based upon accounts receivable and inventory and secured by accounts receivable, inventories and certain equipment;
          interest is at variable rates based on the lower of floating prime rate plus one-half or LIBOR-based rates (8.00% at December 31, 1996)
          outstanding letters of credit reduce the overall level of borrowing;
          at December 31, 1996, the Company has $3,937 of standby letters of credit reducing the overall availability of the line to $5,247 at
          December 31, 1996; this revolving line terminated on
          November 5, 1997.......................................................              16,024              --
LaSalle Bank term note payable with variable interest based on floating prime rate plus one or LIBOR-based rate (9.25% at
          December 31, 1996), due $200 quarterly through June, 2001, secured by accounts receivable, inventories
          and certain equipment..................................................               3,600              --
Capital lease on equipment with interest at 8%, due $13 monthly through
          March, 1998, secured by the related equipment..........................                 232              --
Various noncompete, license and patent agreement payable, noninterest-bearing
          and payable in varying amounts through 2003............................                 209              78
Notes to former stockholders payable in varying amounts each May and
          November through November, 2006, with interest at 8%...................              17,307          14,312
LaSalle Bank revolving line that has a maximum borrowing level of $40,000 at
          December 31, 1997; interest is a floating rate per annum equal to
          (at the Company's option) 0.55% to 1.45% over LIBOR based on certain ratios of the Company or the prime rate and secured by substantially all assets of the Company; outstanding letters of credit, David
          Manufacturing Co. ("DMC") revolving credit loans outstanding and debt of FarmPRO, Inc. guaranteed by the Company reduce the overall level of borrowing; at December 31, 1997, the Company has $5,022 of standby letters of credit, $1,125 of DMC revolving credit loans and $4,446 of guaranteed FarmPRO debt reducing the overall availability of the line to $29,407; this revolving line terminates
          on October 31, 2000....................................................                  --              --
Clark Products, Inc. promissory note bearing interest at 10%; due $14 monthly through June, 2001, secured by certain equipment and
          intangibles............................................................                  --             600
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discounts of $1,626; interest is payable
          semi-annually in May and November......................................                  --          98,374
Norwest Bank Iowa revolving line of credit whereby outstanding borrowings may not exceed the lesser of the borrowing base defined as a percentage of eligible accounts receivable and inventory or
          $6,250 ($6,250 at December 31, 1997); interest is payable
          monthly at the bank's base rate (8.5% at December 31,
          1997) and is secured by all assets of DMC and the personal guarantees of certain members of management up to $150 each, plus interest and all costs of collection; at December 31, 1997 DMC has
          $250 of letters of credit reducing the overall availability of the
          line to $6,000; this revolving line matures on March 31, 1998..........                  --           1,125
                                                                                          -----------     -----------

             Total...............................................................              47,906         116,531
Less -
          Current maturities.....................................................              (3,339)        (14,663)
                                                                                          -----------     -----------
             Total long-term debt..............................................               $44,567        $101,868
                                                                                          ===========     ===========

                      THE GSI GROUP, INC. AND SUBSIDIARIES

     Maturities of long-term debt during the next five years are as follows (in thousands):

               1998....................................       $ 14,663
               1999....................................            351
               2000....................................          1,476
               2001....................................            265
               2002....................................            180
               Thereafter..............................       $ 99,596
                                                         -------------

                    Total..............................       $116,531
                                                         =============

     In March 1998, LaSalle Bank committed to refinance the Norwest Bank Iowa revolving line of credit with a new revolving line providing for borrowings up to $5.0 million, which will reduce availability under the Company's existing $40.0 million line to $35.0 million. The new revolving line will bear interest at a floating rate per annum equal to (at the Company's option) 0.55% to 1.45% over LIBOR based on certain ratios of the Company or the prime rate. The new revolving line will be secured by substantially all of the assets of the Company and will terminate on October 31, 2000. Accordingly, borrowings of approximately $1.1 million at December 31, 1997 are classified as long-term debt.

     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The net proceeds to the Company of the Offering were $94.8 million, after deducting the Initial Purchasers' discount and other expenses related to the Offering. The Company used the net proceeds of the Offering to repay certain notes and other indebtedness of $53.2 million, purchase 100% of the capital stock of David Manufacturing Co. ("DMC") for approximately $17.9 million, purchase leased facilities in Mt. Olive and Warsaw, North Carolina for $1.5 million, pay a dividend to holders of the Company's capital stock of $7.0 million and used $15.2 million for general corporate purposes. In October 1997, the former stockholders and the Company entered into an agreement to modify the terms of the former stockholder debt. Accordingly, during the fourth quarter of 1997, the Company recorded an extraordinary gain of approximately $2.1 million related to the early extinguishment of debt. The extraordinary gain results primarily from a discount on the notes. Of the $53.2 million of indebtedness repaid, $14.3 million due former stockholders was paid in January, 1998. Associated with the early retirement of the above referenced debt was $143,595 of deferred financing costs that have been written off.

     The senior subordinated note and credit agreements provide for certain restrictive financial and non-financial covenants. The more significant of the non-financial covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. In addition, the Company is required to maintain a certain funded debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. The Company was in compliance with or had obtained waivers for all covenants as of December 31, 1997.

     The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.

7. EMPLOYEE BENEFIT PLANS

     On December 31, 1995, the Company terminated its profit sharing plan. The plan's assets were distributed at the direction of the account holders. Under this plan, the Company's contribution was discretionary. The Company made no contributions to this plan during 1995.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

     The Company provides a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 1997, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Employer contributions to this plan were $79,000 and $228,000 during 1996 and 1997, respectively.

     On July 1, 1996, certain employees were granted individual amount of "gainshares" based on several factors, including experience and responsibilities. This program provided for participating employees to receive a specified percentage of the pre-tax profits (as defined by the stockholders) that are in excess of a certain percentage of net sales. Each participating employee's portion is calculated based on the number of shares held divided by the total number of shares provided. Total expense for 1996 and 1997 was $2.3 million and $3.2 million, respectively.

     DMC has a profit-sharing bonus plan for those employees who meet the eligibility requirements. Substantially all of DMC's full-time employees are covered by the plan. DMC made no contributions to the plan for the two months ended December 31, 1997. DMC paid $147,376 and $252,077 during the plan years ended October 31, 1996 and 1997, respectively.

8.  INCOME TAX MATTERS

     Effective February 1988, an election was filed with the Internal Revenue Service to have taxable income of The GSI Group, Inc. ("GSI") taxed to the individual owners pursuant to S Corporation provisions of the Internal Revenue Code. Accordingly, no provision for federal income taxes related to GSI has been recorded. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. A wholly owned subsidiary of GSI, DMC, is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1995, 1996 and 1997 (in thousands):

                                                  1995                  1996                 1997
                                            -------------         -------------        -------------
U.S. Federal statutory rate                       $(597)              $ 3,787              $ 5,349
Increase (Decrease) in income taxes
 resulting from:
   Non-taxable S Corporation (income) losses        594                (3,703)              (5,833)
   Foreign rate differences and losses with
   no tax benefits                                    3                   (84)                 426

   State and other income taxes                      --                   157                  346
                                            -----------           -----------          -----------
                                              $      --               $   157              $   288
                                            ===========           ===========          ===========

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

                      THE GSI GROUP, INC. AND SUBSIDIARIES

The components of deferred tax assets and liabilities at December 31, 1997 are as follows (in thousands):

                                                                 1997
                                                              -----------
Deferred tax assets:
  Tax loss carryforwards                                       $   84
  Allowance for doubtful accounts                                  20
  Inventory uniform capitalization                                 30
  Estimated product liability                                      12
  Accrued vacations                                                54
  Reserve for slow moving inventory                                10
  Estimated liability on product warranties                        25
                                                               ------
                                                               $  235
                                                               ======

Deferred tax liabilities:
  Property and equipment                                        2,087
  Inventory                                                     1,469
                                                               $3,556
                                                              =======

Net Deferred tax liability                                     $3,321
                                                              =======

     These deferred tax assets and liabilities relate primarily to the book and tax differences pertaining to DMC, which was acquired during 1997. As such, the Company had no deferred taxes in prior years.

9. COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect of the Company's financial position or results of operations.

     The Company has month to month leases for several buildings and paid rentals in 1995, 1996 and 1997 of $131,880, $592,000 and $811,245, respectively.
The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 1995, 1996 and 1997 was $3.1 million, $2.1 million and $2.7 million, respectively.

     Operating lease commitments for the next five years are as follows (in thousands):

               1998.......................................    $2,125
               1999.......................................     1,965
               2000.......................................     1,733
               2001.......................................     1,610
               2002.......................................     1,458
               Thereafter.................................     1,090
                                                           =========

     The Company has a contract with the Syrian Government to erect a grain handling system. Other current and long-term assets include $2.3 million of retainage withheld until completion of the project and the meeting of certain performance criteria. This asset is secured by a letter of credit in the amount of $2.3 million. Accrued expenses include $0.6 million for supervisory costs and commissions expected to be paid in 1998. The project is anticipated to be completed in late 1998.

     The Company has entered into employment agreements with certain executives that provide for minimum aggregate annual payments of $715,000. The agreements terminate as of the earliest of: (i) June 6, 2001; (ii) the last day of the month in which the executives death occurs; or (iii) ninety days after the date the Company gives the executive notice of termination. If employment is terminated due to permanent disability, the executives will continue to receive annual salary and other benefits until such time that the executive sells his stock. If employment is terminated without cause after December 6, 1999 the executive will at a minimum, immediately upon such termination, receive a severance payment equal to the greater of: (i) eighteen months of

                      THE GSI GROUP, INC. AND SUBSIDIARIES
salary at the executives then current rate or (ii) in the case of certain stockholders, a range from $375,000 to $594,682. There is no provision for severance payments if the executive is terminated without cause prior to December 6, 1999.

10. REGIONAL INFORMATION

     The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company's product lines include: grain storage, ventilation and handling equipment; and swine and poultry feeding, ventilation, watering and confinement systems. The Company's products are sold primarily to independent dealers and distributors and are marketed through the Company's sales personnel and network of independent dealers. Users of the Company's products include farmers, feed mills, grain elevators, grain processing plants and poultry/swine integrators. The Company's three largest customers, in total, accounted for approximately 14.9%, 14.2% and 11.5% of sales for the years ended December 31, 1995, 1996 and 1997, respectively. No single customer accounted for more than 10% of net sales in 1996 and 1997. In 1995, one customer together with its affiliate accounted for more than 10% of net sales. Export sales outside the United States represented 26%, 31% and 26% of the Company's net sales in 1995, 1996 and 1997, respectively. Net sales by each major geographic region are as follows (in millions):

                               1995             1996              1997
                             --------        ---------         ---------
United States...............   $104.3           $123.0            $162.6
Asia........................     16.2             18.7              13.7
Canada......................      5.6             13.2              16.9
Latin America...............      7.5             10.2              10.9
Mideast.....................      2.7             10.2               5.7
Europe......................      2.0              2.5               9.0
All other...................      2.9              0.7               2.0
                             --------         --------          --------
                               $141.2           $178.5            $220.8
                             ========         ========          ========

11. RELATED-PARTY TRANSACTIONS

     The Company has various advances to and from stockholders of the Company netting to a $0.4 million payable and zero as of December 31, 1996 and 1997, respectively.

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $315,938, $129,009 and $173,192 for 1995, 1996 and 1997, respectively.

     The Company has made payments to Sloan Transport, Inc., a company formerly owned by a stockholder of the Company and certain members of his family, for the use of a private plane. Such payments were in the amounts of $152,880, $76,854 and zero for the years ended 1995, 1996 and 1997, respectively. In 1996, Sloan Transport, Inc. sold all of its assets and was dissolved.

     A significant customer and an affiliate of the Company, Carolina Agri-Systems, Inc. ("CASI"), ceased distribution operations in North Carolina and sold its only other operation, Farmer Boy Ag, Inc. ("FBA") in December 1995. Sales to CASI were $6.0 million in 1995. As a result of this event, the Company received from CASI the proceeds from the sale and inventory the Company previously sold to CASI. The remaining receivable due from CASI of $3.4 million was written off in the year ended December 31, 1995. In connection with this transaction, the Company entered into an agreement to lease two facilities that were owned by CASI. Lease payments to CASI during 1996 and 1997 were $204,000 and $153,000, respectively. During 1997, the Company

                      THE GSI GROUP, INC. AND SUBSIDIARIES
purchased these leased facilities for $1.5 million. The Company believes this transaction was negotiated at arm's-length in the normal course of business. CASI was dissolved in January 1998.

     After the sale of FBA noted above, FBA's name was changed to FarmPRO, Inc. ("FarmPRO"). As part of the proceeds of the sale, CASI received a note of $1.4 million from the purchasers of FarmPRO, which was subsequently assigned to the Company. The note receivable is a 10-year note with quarterly interest payments calculated at a rate of 9% per annum on the outstanding principal amount. The note provides for principal payments equal to 5% of the outstanding principal amount commencing on the first to occur of (i) March 31, 2000 and (ii) the last day of the first calendar quarter in which the balance sheet deficit of FarmPRO is reduced to zero. The balance of this note receivable and accounts receivable from FarmPRO were $3.9 million and $4.6 million as of December 31, 1996 and 1997, respectively. Also in 1995, the Company and FarmPRO entered into a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. During 1997 the long-term supply agreement was amended. As a result of this amendment the Company agreed to (i) guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $6.0 million and before November 26, 1998 and (ii) provide administrative services to FarmPRO for two years at no charge. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The amount of the guaranteed borrowings at December 31, 1997 was $4.4 million. Sales to FarmPRO were $8.9 million, $12.8 million and $16.5 million in 1995, 1996 and 1997, respectively.

     The Company and its stockholders are subject to certain agreements dated relating to the rights of the stockholders with respect to their ownership of the Company's shares (the "Stockholder Agreements"). These agreements generally
(i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any shares, (iv) require that an affirmative vote by a majority of the Company's voting stock is required to approve certain corporate matters and (v) establish procedures for the purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. Each of the stockholders is covered by life insurance policies, the proceeds of which generally will be used to fund the purchase of shares from the estate of a deceased stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering.

12.  UNAUDITED QUARTERLY INFORMATION

                                                           First          Second          Third          Fourth
                                                          Quarter         Quarter        Quarter        Quarter
                                                       ------------     -----------    -----------    -----------
                                                               (In thousands, except per share data)
1995-
        Net sales.....................................     $23,281         $41,146        $47,491        $29,273
        Gross profit..................................       3,604           7,183          9,064          6,336
        Net income (loss).............................      (1,110)            484          2,155         (3,007)
        Basic and diluted net income (loss) per share.        (.62)            .27           1.20          (1.67)
                                                      ============     ===========    ===========    ===========
1996-
        Net sales.....................................     $26,051         $46,500        $64,929        $41,057
        Gross profit..................................       6,473          11,257         15,260          9,851
        Net income (loss).............................        (978)          3,745          6,039          1,693
        Basic and diluted net income (loss) per share.        (.54)           2.08           3.02            .85
                                                      ============     ===========    ===========    ===========

1997-
        Net sales.....................................     $33,603         $58,558        $79,804        $48,793

                      THE GSI GROUP, INC. AND SUBSIDIARIES

        Gross profit..................................       7,006          15,344         20,023         13,778
        Net income (loss).............................        (985)          5,674          8,812          4,061
        Basic and diluted net income (loss) per share.        (.49)           2.84           4.41           2.03
                                                      ============     ===========    ===========    ===========

13.  ACQUISITIONS

     In February 1997, the Company completed the acquisition of certain assets and liabilities of Clark Products, Inc. This acquisition complements the Company's poultry equipment product line and was accounted for as a purchase. Accordingly, the purchased assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition, resulting in goodwill of $1.6 million.

     On November 5, 1997, the Company acquired all of the capital stock of DMC for approximately $17.9 million in cash. DMC is a manufacturer and supplier of grain drying and handling equipment. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.4 million.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1:

                                                                         1996                   1997
                                                                                 (Unaudited)
                                                                    (In thousands, except per share data)
                                                                  ----------------------------------------
          Net sales..........................................        $      203,321          $     248,919
          Net income.........................................                 4,600                 15,234
          Basic and diluted earnings per share                                 2.42                   7.62

     These amounts include DMC's actual results for 1996 and for the first ten are months of 1997 prior to the acquisition. Results for the two months after the acquisition are included in the Company's results of operations. The pro forma results do not necessarily represent results which would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

14.  SUBSEQUENT EVENT

     In May 1998, the Company anticipates exchanging all 10 1/4% Senior Subordinated Notes ("New Notes") due 2007 which have been registered under the Securities Act of 1933 for all outstanding 10 1/4% Senior Subordinated Notes ("Old Notes") due 2007 ($100 million principal amount outstanding). The form and terms of the New Notes will be identical in all material respects to the form and terms of the Old Notes. The New Notes will be recorded at the same carrying value as the Old Notes. Accordingly, no gain or loss will be recognized by the Company for accounting purposes in connection with the anticipated exchange offer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  In 1996, for business reasons, the Company's Board of Directors approved the dismissal of Arthur Anderson LLP, which had been the Company's principal accounting firm for fiscal 1992 through fiscal 1995, and the appointment of Geo.
S. Olive & Co., LLC. Following the completion of the 1996 audit, the Board approved the reappointment of Arthur Anderson LLP as the Company's principal accounting firm. None of the reports on the Company's financial statement prepared by either Arthur Anderson LLP or Geo. S. Olive & Co., LLC contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with either Arthur Anderson LLP or Geo. S. Olive & Co., LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure through the date of its dismissal.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers and directors of the Company as of December 31, 1997:

             NAME                     AGE                        OFFICE
             ----                     ---                        ------
Craig Sloan....................       47        Chief Executive Officer and Director
Jorge Andrade..................       46        President, Chief Operating Officer and Director
John W. Funk...................       38        Executive Vice President, Chief Financial Officer,
                                                General Counsel, Secretary and Director
Howard G. Buffett..............       43        Chairman of the Board of Directors
Eugene A. Wiseman..............       48        President of GSI Division
David L. Vettel................       39        President of GSI International Division
Allen A. Deutsch...............       47        President of AP Division
Christopher V. van Rossem......       42        President of GSI/Cumberland International and
                                                Cumberland Hatchery Systems Divisions
Charles L. Jordan..............       41        President of Cumberland Division
Russell C. Mello...............       36        Vice President, Finance, Assistant Secretary and
                                                Assistant Treasurer
Mark S. Waters.................       48        Vice President, International Operations

  CRAIG SLOAN joined the Company in November 1971. Mr. Sloan has been Chief Executive Officer since December 1993. From December 1974 to December 1993, he served as President of Grain Systems, Inc., a former subsidiary of the Company. Mr. Sloan has been a Director of the Company since December 1972.

  JORGE ANDRADE joined the Company in April 1993. Mr. Andrade has been Chief Operating Officer since January 1995. Mr. Andrade also has been President since April 1996. From April 1993 to December 1994, he served as President of the Cumberland Division. From March 1987 to March 1993, he served as Executive Vice President of Chick Master Incubator Company, an international manufacturer of high-capacity incubators for poultry. Mr. Andrade has been a Director of the Company since April 1996.

  JOHN W. FUNK joined the Company in December 1995 and has been General Counsel since that time. Mr. Funk also has been Executive Vice President, Chief Financial Officer and Secretary since April 1996. From May 1994 to December 1995, he served as Chief Operating Officer of Behnke & Company, Inc., a commercial insurance agency. From October 1988 to January 1994, he served as In-House Counsel to A.E. Staley Manufacturing Company, a grain processing company. From September 1985 to October 1988, he was an associate at the New York law firm of Brown & Wood. Mr. Funk has been a Director of the Company since April 1996.

  HOWARD G. BUFFETT joined the Company in September 1995. Mr. Buffett has been Chairman of the Board since June 1996. From September 1995 to June 1996, he served as President of International Operations. From February 1992 to July 1995, he served as Corporate Vice President and Assistant to the Chairman of the Archer-Daniels-Midland Company, a processor of agricultural products. Mr. Buffett has been a Director of the Company since September 1995. Mr. Buffett also is a Director of Berkshire Hathaway, Inc., Coca-Cola Enterprises, Inc., Lindsay Manufacturing Company and Vision Solutions, Inc.

  EUGENE A. WISEMAN joined the Company in October 1978. Mr. Wiseman has been President of the GSI Division since December 1996. From December 1994 to December 1996, he served as Vice President of the GSI Division. From March 1990 to December 1994, he served as Division Manager of the GSI Division. Prior thereto, Mr. Wiseman held various sales and management positions.

  DAVID L. VETTEL joined the Company in November 1993. Mr. Vettel has been President of the GSI International Division since December 1995. From November 1993 to December 1995, he served as Vice President of the GSI International Division. From November 1991 to November 1993, he served as International Sales Manager of Chief Industries, Inc., a manufacturer of steel buildings and grain storage bins.

  ALLEN A. DEUTSCH joined the Company in January 1993. Mr. Deutsch has been President of the AP Division since June 1996. From April 1995 to June 1996, he served as Vice President of the AP Division. From January 1993 to April 1995, he served as National Sales Manager of the AP Division. From August 1983 to January 1993, he served as Sales Manager of AAA Associates, Incorporated, a manufacturer and marketer of livestock ventilation systems, which business was acquired by the Company in January 1993.

  CHRISTOPHER V. VAN ROSSEM joined the Company in October 1993 and has been President of the GSI/Cumberland International Division since that time. Mr. van Rossem also has been President of the Cumberland Hatchery Systems Division since August 1997. From June 1989 to October 1993, he served as Sales Manager of Chick Master Incubator Co., an international manufacturer of high-capacity incubators for poultry, where he managed the company's United States and Canadian sales departments.

  CHARLES L. JORDAN joined the Company in May 1975. Mr. Jordan has been President of the Cumberland Division since March 1996. From May 1989 to March 1996, Mr. Jordan held various sales and operation management positions with the Cumberland Division. Prior thereto, Mr. Jordan held various regional management positions.

  RUSSELL C. MELLO joined the Company in March 1995. Mr. Mello has been Vice President, Finance and Assistant Secretary and Assistant Treasurer since September 1996. From March 1995 to September 1996, he served as the Controller of the GSI Division. From December 1993 to March 1995, he served as Manager of Business Planning of Emerson Hermetic Motor Division, a division of Emerson Electric Company, a manufacturer of commercial and industrial motors. From March 1990 to December 1993, he served as Controller of Copeland Electric, Inc., a subsidiary of Emerson Electric Company.

  MARK S. WATERS joined the Company in September 1997 as Vice President, International Operations. From January 1995 to September 1997, he served as Controller, Latin America of Federal-Mogul Corporation, a manufacturer and distributor of automotive parts. From January 1992 to December 1995, he served as International Accounting Manager of Federal-Mogul Corporation. Mr. Waters is a certified public accountant.

  The Company's bylaws provide that the number of directors shall be four. Each director is elected to serve until the next annual meeting and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Executive officers are elected by the Board of Directors and serve until their successors have been elected and qualified or until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 1997 of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executives").


SUMMARY COMPENSATION TABLE

                                                                                                 ALL OTHER
                                                                                              ---------------
                    Name & Principal Position                      YEAR  ANNUAL COMPENSATION  COMPENSATION(1)
                    -------------------------                      ----  -------------------  ---------------
                                                                          SALARY     BONUS
                                                                          ------     -----
Craig Sloan                                                        1997   $170,000  $100,000        $1,060
   Chief Executive Officer and Director
Jorge Andrade                                                      1997   $160,000  $145,000        $3,099
   President, Chief Operating Officer and Director
John W. Funk                                                       1997   $150,000  $116,250        $2,704
   Chief Financial Officer, General Counsel, Secretary and
   Director
Howard G. Buffett                                                  1997   $235,000  $ 25,000            --
   Chairman of the Board
Christopher van Rossem                                             1997   $124,616  $ 55,144        $  935
   President of GSI/Cumberland International Division


(1) Consists of matching contributions by the Company to Company sponsored 401(k) plans.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with Messrs, Sloan, Andrade, Funk and Buffett (each, an "Executive"). The terms of each Executive's employment agreement are substantially the same. Each agreement provides for a specified minimum annual base salary, subject to increases determined by the Company's Board of Directors, and participation in any profit sharing, retirement, insurance or other benefit plans maintained by the Company.

  The employment agreement of each Executive will terminate as of the earliest of: (i) June 6, 2001; (ii) the last day of the month in which the Executive's death occurs; or (iii) ninety days after the date the Company gives the Executive's notice of termination if such termination is for "cause" or due to the Executive being "permanently disabled" (as such terms are defined in the employment agreement). The Company may not terminate an Executive. with or without cause, unless such termination has been authorized by a resolution adopted by the Board at a meeting duly called and held, and where the Executive is given prior written notice of the basis for his termination and an opportunity to be heard by the Board at such meeting. In addition, the Executive may not be terminated for cause unless: (i) the Company has followed the foregoing procedures and (ii) the Executive is given an opportunity to cure any of the actions or omissions which form the basis for his termination within 30 days of the adoption of the Board resolution described above. If employment is terminated due to permanent disability, the Executive will continue to receive an annual salary (less any benefits paid during the period of his disability, under the Company's disability insurance programs) and other benefits until such time that the Executive sells his stock to the Company pursuant to the terms of certain stockholder agreements among the holders of the Company's voting stock. See "Certain Relationships and Related Transactions--Management Buyout-- Stockholder Agreements." If employment is terminated without cause after December 6, 1999, the Executive will receive at a minimum, immediately upon such termination, a severance payment equal to the greater of: (i) eighteen months salary at the Executive's then current rate; or (ii) in the case of Mr. Sloan, $594,682; in the case of Messrs, Andrade and Buffett, $450,000; and in the case of Mr. Funk, $375,000. There is no provision for severance payments if employment is terminated without cause prior to December 6, 1999.

  Each employment agreement also provides that during the Executive's employment with the Company, and for two years thereafter, the Executive will not be employed by or otherwise engage in any business that is in competition with the Company, except that the Executive may: (i) invest in such business where the stock of such business is traded on a national securities exchange and the Executive owns less than 1% of the equity of such business; (ii) serve on the board of directors of any corporation on which the Executive is serving as of the date of his termination. If the Executive is terminated by the Company without cause, the foregoing covenant not to compete is null and void.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company did not have a Compensation Committee during 1996. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 1996. See "Certain Relationships and Related Transactions." During 1996, no member of the Company's Board of Directors served as a director or a member of the Company's Board of Directors.

DIRECTION COMPENSATION

  Each director of the Company will receive an annual fee of $10,000 plus a fee or $5,000 for each Board of Directors meeting attended, with such attendance fees being capped at $40,000, in the aggregate, per year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


  The following table sets forth certain information as of December 31, 1997 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person of group that is known by the Company is beneficially owned more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the Named Executives and (iv) all directors and executive officers of the Company as a group.

                                                                          VOTING COMMON STOCK       NON-VOTING COMMON STOCK
                                                                          -------------------       -----------------------
                                                                       NUMBER OF   PERCENTAGE OF   NUMBER OF    PERCENTAGE OF
                    NAME AND ADDRESS OF BENEFICIAL OWNER                 SHARES      NON-VOTING      SHARES       NON-VOTING
                    ------------------------------------               ---------   -------------   ---------    -------------
Craig Sloan(1)                                                         1,175,000          65.28%      26,497           13.25%
Jorge Andrade(1)                                                         300,000          16.67%          --              --
John W. Funk(1)                                                          225,000          12.50%          --              --
Howard G. Buffett(1)                                                     100,000           5.55%          --              --
Christopher van Rossem(1)                                                     --             --       15,773            7.89%
Directors and executive officers as a group (11 persons in group)      1,800,000         100.00%     129,022           64.51%

____________
(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.
(2) The Company has 200,000 shares of non-voting common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT BUYOUT

  Prior to June 1996, the Company was owned by Larry Sloan, an uncle of Craig Sloan, and by Craig Sloan, Tom Sloan and Jim Sloan, all of whom are brothers. In June 1996, Craig Sloan and three other executives of the Company acquired all of the Company's voting stock (the ''Management Buyout''). The Management Buyout generally consisted of a redemption by the Company of certain shares of its voting stock and a subsequent purchase of shares by certain executives of the Company. In connection with the Management Buyout, the new owners of the Company's stock also entered into certain stock restriction and buy-sell agreements. The various components of the Management Buyout are described in more detail in the sections that follow.

 REDEMPTION AGREEMENTS

  In May 1996, the Company entered into Stock Redemption Agreements with Larry Sloan, Tom Sloan and Jim Sloan (the ''Selling Stockholders'') pursuant to which the Company agreed to redeem all the Selling Stockholders' capital stock (the "Redemption"). The aggregate purchase price paid by the Company for stock purchased in the Redemption was $25,490,444, which consisted of payments of $15,600,000, $5,264,357 and $4,626,087 to Larry Sloan, Tom Sloan and Jim Sloan, respectively. The purchase price consisted of (i) notes (the "Stockholder Notes") totaling $17,490,444 issued by the Company to Larry Sloan, Tom Sloan and Jim Sloan in amounts of $10,600,000, $2,264,357 and $4,626,087, respectively, and (ii) cash totaling $8,000,000, which consisted of payments to Larry Sloan and Tom Sloan of $5,000,000 and $3,000,000, respectively. The Stockholder Notes, which bear interest at 8% and mature on either May 1, 2002 or May 1, 2006, were repaid at a discount with a portion of the net proceeds to the Company from the Offering. Immediately following the Redemption, Craig Sloan became the sole stockholder of the Company, owning 1,125,000 shares of voting common stock and 200,000 shares of newly issued non-voting common stock.

 STOCK PURCHASE AGREEMENTS

  In June 1996, the Company entered into Stock Purchase Agreements with Craig Sloan, the Company's Chief Executive Officer, Jorge Andrade, the Company's Chief Operating Officer, John W. Funk, the Company's Chief Financial Officer, General Counsel and Secretary, and Howard G. Buffett, the Company's Chairman of the Board, pursuant to which such individuals purchased from the Company an aggregate of 675,000 shares of the Company's voting stock for a total cash purchase price of $2,250,000. Pursuant to such Stock Purchase Agreements, Jorge Andrade purchased 300,000 shares for $1,000,000, John W. Funk purchased 225,000 shares for $750,000, Howard G. Buffett purchased 100,000 shares for $333,333, and Craig Sloan purchased 50,000 shares for $166,667. Upon completion of such purchases, Craig Sloan, Jorge Andrade, John W. Funk and Howard G. Buffett (collectively the "New Stockholders") owned 100% of the Company's voting stock.

 STOCK PLEDGE, SUBORDINATION AND GUARANTEE AGREEMENTS

  To fund a portion of the $8,000,000 in cash payments made in connection with the Redemption by the Company to Larry Sloan and Tom Sloan, the Company obtained a $4,000,000 term loan (the "Loan") from La Salle National Bank (the "Bank"). In order to (i) induce the Bank to make the Loan, (ii) encourage the Selling Stockholders to sell their stock in the Redemption and (iii) obtain necessary consents for the Redemption from various other creditors of the Company, the Selling Stockholders, the Company, the Bank, the New Stockholders and various other creditors of the Company entered into various Stock Pledge Agreements, Subordination Agreements and Guarantees under which (i) the New Stockholders pledged all their stock (the "Collateral") to the Bank to secure the Company's obligations under the Loan, (ii) the New Stockholders pledged an applicable percentage of the Collateral to each of the Selling Stockholders to secure the Company's obligations under each of the Stockholder Notes, (iii) the Selling Stockholders agreed to subordinate their rights to their proportionate shares in the Collateral to the Bank's rights in the Collateral and (iv) the Selling Stockholders agreed to subordinate their rights to payments under the Stockholder Notes to both the rights of the Bank to payments under the Loan and to the rights of various other creditors to payments from the Company under certain other credit facilities. Upon consummation of the Offering and application of the net proceeds therefrom, the pledges of Collateral by the New Stockholders to the Bank and the Selling Stockholders terminated.

  In connection with the Redemption, each of Craig Sloan, Jorge Andrade and John Funk also (i) made personal guarantees of certain obligations of the Company to various creditors and (ii) entered into Indemnification and Guarantee Agreements with each of the Selling Stockholders whereby such individuals agreed to indemnify each of the Selling Stockholders for losses arising from guarantees made by the Selling Stockholders of certain obligations of the Company and its affiliates to certain creditors of the Company and its affiliates that did not release the Selling Stockholders from their obligations under such guarantees.

 STOCKHOLDER AGREEMENTS

  In connection with the Management Buyout, the Company and the New Stockholders entered into a Stock Restriction and Buy-Sell Agreement and the New Stockholders entered into a Stock Restriction and Cross Purchase Agreement (the "Stockholder Agreements"). The Stockholder Agreements define the rights of the New Stockholders with respect to their ownership of the Company's shares. These agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other New Stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other New Stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the New Stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any shares, (iv) require that an affirmative vote by a majority of the Company's voting stock is required to approve certain corporate matters and
(v) establish procedures for the purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining New Stockholders upon the death, permanent disability or termination of employment of any New Stockholder. Each of the New Stockholders is covered by life insurance policies, the proceeds of which generally will be used to fund the purchase of shares from the estate of a deceased New Stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the New Shareholders in the event of an underwritten public offering.

  In addition, the Company, the New Stockholders and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the New Stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors,
(iii) establishes that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal, first to Mr. Sloan and then to the other New Stockholders, with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the purchase of shares by Mr. Sloan, the other New Stockholders and the Company (subject to compliance with the terms of the Indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering.

TRANSACTIONS WITH CAROLINA AGRI-SYSTEMS, INC. AND FARMPRO, INC.

  In March 1993, certain members of the Sloan family acquired CASI, a company that sold various products to swine contractors and growers. Larry Sloan owns 50% of the capital stock of CASI, while Craig Sloan, Jim Sloan and Tom Sloan each own approximately 16.7% of the capital stock of CASI. In 1995, CASI ceased distribution operations and the Company wrote-off a $3.4 million receivable from CASI. Prior to the consummation of the Offering, the Company leased two facilities that were owned by CASI. The first lease (the "Mt. Olive Lease") was for a facility located in Mt. Olive, North Carolina (the "Mt. Olive Facility"), which the Company uses for the assembly of hatchery equipment. The Company made payments to CASI under the Mt. Olive Lease of $138,600 during 1997, and of $184,800 during 1996. The other lease of property owned by CASI (the "Warsaw Lease") was for property located in Warsaw, North Carolina (the "Warsaw Facility"), which the Company uses as a sales office and warehouse facility for the sale of swine equipment. The Company made payments to CASI under the Warsaw Lease of $14,400 during 1997, and of $19,200 during 1996. On November 5, 1997 and November 10, 1997, respectively, the Company purchased the Mt. Olive Facility and the Warsaw Facility from CASI for $1,348,203 and $183,928, respectively. In 1996 and 1995 the Company also made sales in the ordinary course of business of swine and poultry equipment to CASI in the amounts of $0.1 million and $6.0 million, respectively.

  FarmPRO, a company that sells swine equipment, is a significant customer of the Company. FarmPRO, formerly a wholly owned subsidiary of CASI, was sold by CASI to certain management members of FarmPRO at the end of 1995. Craig Sloan has not been affiliated with FarmPRO since such sale. Concurrently with such sale, the Company and FarmPRO entered into a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. On November 28, 1997, the Company became a guarantor of FarmPRO's $6.0 million bank credit facility, which guarantee is a senior secured obligation of the Company. Sales by the Company to FarmPRO were approximately $16.5 million, $12.8 million, and $8.9 million for 1997, 1996 and 1995, respectively.


OTHER RELATED PARTY TRANSACTIONS

  The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of Craig Sloan. Such transactions generally consist of sales of grain equipment and amounted to $173,192, $129,009 and $315,938 for 1997, 1996 and 1995, respectively. The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc. will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions. In June 1996, Sloan Implement Company, Inc. repaid a note to the Company in the amount of $1.8 million that was incurred in connection with certain corporate restructuring activities between the two previously affiliated entities.

  The Company has made payments to Sloan Transport, Inc., a company formerly owned by Craig Sloan and certain other Sloan family members, for the use of a private plane. Such payments were in the amounts of $76,854, $152,880 and $220,040 for the years 1996, 1995 and 1994, respectively. In 1996, Sloan Transport Inc. sold all of its assets and was dissolved.

  From time to time the Company extends demand loans to its officers and directors for the payment of taxes incurred as a result of the Company's Subchapter S status. The annual interest rate on such loans is based on the prime rate, and has fluctuated between 8.75% and 8.25% during the last three years. No loans were outstanding for Craig Sloan, Jorge Andrade, John W. Funk and Howard G. Buffett at December 31, 1997. The largest amount outstanding for each individual during 1997 was $551,868, $256,350, $192,400 and $86,350, respectively. The Company also extended similar loans to Larry Sloan, Tom Sloan and Jim Sloan, which were repaid in connection with the Redemption. The largest amounts outstanding under such loans during 1996 were $505,255, $65,916 and $348,081, respectively, and during 1995 were $579,058, $43,485 and $418,148, respectively. During 1995, Craig Sloan advanced loans to the Company for general corporate purposes. These loans, which bore interest at the prime rate, were repaid in full during 1996. The largest amount outstanding under such notes during 1995 was $393,803.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  FINANCIAL STATEMENTS:

  See "Index to Financial Statements of The GSI Group, Inc. and Subsidiaries" set forth in Item 8 hereof.

(a)(2)  FINANCIAL STATEMENT SCHEDULES:
        Schedule II - Valuation and qualifying accounts - three years ended
                      December 31, 1997

  Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements or the notes thereto.

(a)(3)  EXHIBITS:

  A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.


(b)     REPORTS ON FORM 8-K:

  The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on March 31, 1998.

                                  The GSI Group, Inc.


                                  By: /s/ Craig Sloan

                                     Craig Sloan, Director and Chief Executive
                                     Officer

  Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 31, 1998.

            Signature                                                 Title
----------------------------------              ---------------------------------------------------
/s/   Craig Sloan                               Director and Chief Executive Officer (Principal
----------------------------------
Craig Sloan                                     Executive Officer)


/s/   John W. Funk                              Director, Chief Financial Officer, Secretary and
----------------------------------
John W. Funk                                    General Counsel (Principal Financial Officer)


/s/   Jorge Andrade                             Director and Chief Operating Officer
----------------------------------
Jorge Andrade


/s/   Howard Buffett                            Chairman of the Board of Directors
----------------------------------
Howard G. Buffett


/s/   Russ C. Mello                             Vice President, Finance, Assistant Secretary and
----------------------------------
 Russ C. Mello                                  Assistant Treasurer (Principal Accounting
                                                Officer)

                       THE GSI GROUP, INC. AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                                                            WRITE-
                                                                  BALANCE AT  ADDITIONS      OFFS         OTHER      BALANCE AT
                                                                  BEGINNING    CHARGED      DURING       CHANGES       END OF
                                                                  OF PERIOD   TO EXPENSE  THE PERIOD   ADD (DEDUCT)    PERIOD
                                                                  ----------  ----------  -----------  ------------  ----------
                                                                                         (IN THOUSANDS)
Allowance for doubtful accounts: deducted from
accounts receivable on the balance sheets--
  1995..........................................................     $   300      $  536    ($   216)                    $  620
  1996..........................................................     $   620      $  816    ($   793)                    $  643
  1997..........................................................     $   643      $1,712    ($   519)                    $1,836

                               INDEX TO EXHIBITS

EXHIBIT NO.                                         Description of Exhibits
-----------                                         -----------------------
      3.1*            Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
                      October 23, 1997.

      3.2*            By-Laws of The GSI Group, Inc.

      3.3*            Restated Articles of Incorporation of David Manufacturing Co., as amended as of February
                      17, 1987.

      3.4*            By-Laws of David Manufacturing Co.

      4.1*            Indenture, dated November 1, 1997, between The GSI Group, Inc and LaSalle National
                      Bank, as Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.

      4.2*            First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and
                      LaSalle National Bank, as Trustee, amending Indenture dated November 1, 1997, between
                      The GSI Group, Inc. and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.

      4.3*            Second Supplemental Indenture dated December 19, 1997, executed by David
                      Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc.
                      and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.

      4.4*            Registration Rights Agreement, dated November 1, 1997, among The GSI Group, Inc.,
                      David Manufacturing Co., Merrill Lynch, Pierce Fenner & Smith Incorporated and Morgan
                      Stanley & Co. Incorporated.

      4.5*            Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.

     10.1*            Credit Agreement, dated as of November 5, 1997, between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

     10.2*            Guaranty, dated November 26, 1997, executed by The GSI Group, Inc. in favor of
                      Mercantile Bank National Association.

     10.3*            Stock Purchase Agreement, dated November 5, 1997, between and among The GSI Group,
                      Inc., David Manufacturing Company, David Service Company, the Stockholders of David
                      Manufacturing Company and the Stockholders of David Service Company.

     10.4*            Lease, dated April 29, 1997, between The GSI Group, Inc. and Richard and Priscilla Perry relating to property located in Mt. Carmel, Illinois.

EXHIBIT NO.                                         Description of Exhibits
-----------                                         -----------------------
     10.5*            Lease with Option to Purchase, dated July 12, 1996, between The GSI Group, Inc. and
                      Edgar County Bank & Trust Company, as Trustee for Trust No. 455-232 relating to property located in Paris, Illinois.

     10.6*            Letter, dated September 15, 1997, from Luis F. Pacheco of Trench, Rossi e Watanabe, attorneys at law, to Ricardo S. Santana of Cumberland do Brasil Ltda. summarizing the terms of the Lease, dated September 1, 1997, between Cumberland do Brasil Ltda. and
                      Cruzeiro do Sul relating to property leased by The GSI Group, Inc. in Nova Odessa,
                      Brazil.

     10.7*            Agreement, dated April 9, 1997, between GSI/Cumberland Sdn. Bhd. and Ban Leng Fibre
                      Sdn. Bhd. relating to property located in Penang, Malaysia.

     10.8*            Lease Agreement, dated November 1, 1996, between The GSI Group, Inc., successor by acquisition to Clark Products, Inc. and Riddle Valley Industrial Park related to property located in Lenni, Pennsylvania.

     10.9*            Asset Purchase Agreement, dated December 20, 1995, by and among The GSI Group, Inc.,
                      Jannock, Inc. and Heritage Vinyl Products Inc.

     10.10*           Amended and Restated Employment Agreement, dated as of January 1, 1997, between The
                      GSI Group, Inc. and John C. Sloan.

     10.11*           Amended and Restated Employment Agreement, dated as of January 1, 1997, between The
                      GSI Group, Inc. and Jorge Andrade.

     10.12*           Amended and Restated Employment Agreement, dated as of January 1, 1997, between The
                      GSI Group, Inc. and John Funk.

     10.13*           Amended and Restated Employment Agreement, dated as of January 1, 1997, between The
                      GSI Group, Inc. and Howard Buffett.

     10.14*           Stock Restriction and Buy-Sell Agreement, dated June 6, 1996, between The GSI Group,
                      Inc. and John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

     10.15*           First Amendment to Stock Restriction and Buy-Sell Agreement, dated July 15, 1996, between The GSI Group, Inc. and John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

     10.16*           Second Amendment to Stock Restriction and Buy-Sell Agreement, dated October 2, 1997, between The GSI Group, Inc. and John C. Sloan, Jorge Andrade, John Funk and Howard
                      Buffett.

     10.17*           Stock Restriction and Buy-Sell Agreement, dated January 1, 1997, between The GSI
                      Group, Inc., John C. Sloan, Jorge Andrade, John Funk and Howard Buffett and the
                      Non Voting Shareholders.

     10.18*           First Amendment to Stock Restriction and Buy-Sell Agreement, dated as of November 5,
                      1997, between The GSI Group, Inc., John C. Sloan, Jorge Andrade, John Funk and Howard
                      Buffett and the Non Voting Shareholders.

EXHIBIT NO.                                        Description of Exhibits
-----------                                        -----------------------
     10.19*           Stock Restriction and Cross-Purchase Agreement, dated June 6, 1996, among John C.
                      Sloan, Jorge Andrade, John Funk and Howard Buffett.

     10.20*           First Amendment to Stock Restriction and Cross-Purchase Agreement, dated July 15,
                      1996, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

     10.21*           Second Amendment to Stock Restriction and Cross-Purchase Agreement, dated as of Octo-
                      ber 2, 1997, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

     12.1*            Computation of Ratio of Earnings to Fixed Charges.

     16.1*            Letter of Geo. S. Olive & Co., LLC to the Securities and Exchange Commission

     21.1*            List of Subsidiaries of The GSI Group, Inc.

  *Incorporated by reference from the Company's Registration Statement on Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  The Company did not send an annual report or proxy statement to security holders covering 1997.