Form 10-Q
period 1998-04-03
GSI GROUP INC
filed 1998-05-06
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended April 3, 1998


                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 333-43089




                              The GSI Group, Inc.
            (Exact name of registrant as specified in its charter)

           Delaware                                               37-0856587
   (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1004 E. Illinois Street, Assumption, Illinois                        62510
  (Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code: (217) 226-4421



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of May 4, 1998.

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                       --------
PART I-Financial Information
   Item 1. - Financial Statements
             Balance Sheets..........................................................................      3
             Statements of Operations................................................................      4
             Statements of Changes in Stockholder's Equity...........................................      5
             Statements of Cash Flows................................................................      6
             Notes to Financial Statements...........................................................      7
   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations...     10
   Item 3. - Quantitative and Qualitative Disclosures about Market Risk..............................     12
PART II-Other Information
   Item 1.        Legal Proceedings..................................................................     13
   Item 2.        Changes in Securities and Use of Proceeds..........................................      *
   Item 3.        Defaults Upon Senior Securities....................................................      *
   Item 4.        Submission of Matters to a Vote of Security Holders................................      *
   Item 5.        Other Information..................................................................      *
   Item 6.        Exhibits and Reports on Form 8-K...................................................     13


----------------
* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                      THE GSI GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS AS OF APRIL 3, 1998 AND DECEMBER 31, 1997
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                       April 3,        December 31,
                                    ASSETS                                               1998              1997
-------------------------------------------------------------------------------        --------        ------------
CURRENT ASSETS:
 Cash and cash equivalents.....................................................        $      0          $ 18,572
 Accounts receivable, net......................................................          27,833            23,214
 Inventories, net..............................................................          54,441            46,882
 Prepaids......................................................................           6,756             8,165
 Other.........................................................................           3,050             3,155
                                                                                       --------          --------
   Total current assets........................................................          92,080            99,988
                                                                                       --------          --------
NOTES RECEIVABLE, less current portion.........................................           1,084             1,084
                                                                                       --------          --------
LONG-TERM RETAINAGE............................................................             579               579
                                                                                       --------          --------
PROPERTY, PLANT AND EQUIPMENT, net.............................................          37,647            36,143
                                                                                       --------          --------
OTHER ASSETS:
 Goodwill, net.................................................................           8,364             7,991
 Other intangible assets, net..................................................             515               564
 Deferred financing costs......................................................           3,483             3,514
 Other.........................................................................             453               246
                                                                                       --------          --------
   Total other assets..........................................................          12,815            12,315
                                                                                       --------          --------
   Total assets................................................................        $144,205          $150,109
                                                                                       ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable..............................................................        $ 12,407          $ 11,948
 Dividend payable..............................................................           3,509             5,300
 Payroll and payroll related expenses..........................................           5,052             3,843
 Deferred taxes................................................................           1,234             1,234
 Accrued expenses..............................................................          13,044             9,067
 Customer deposits.............................................................           9,664             4,883
 Current maturities of long-term debt..........................................             339            14,663
                                                                                       --------          --------
   Total current liabilities...................................................          45,249            50,938
                                                                                       --------          --------
LONG-TERM DEBT, less current maturities........................................         102,606           101,868
                                                                                       --------          --------
DEFERRED INCOME TAXES..........................................................           2,087             2,087
                                                                                       --------          --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares).....................................................              18                18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 200,000 shares).......................................................               2                 2
 Paid-in capital...............................................................           2,473             2,473
 Cumulative translation adjustment.............................................            (901)             (869)
 Retained earnings.............................................................          18,204            19,125
 Treasury stock, at cost.......................................................         (25,533)          (25,533)
                                                                                       --------          --------
    Total stockholders' equity (deficit).......................................        $ (5,737)         $ (4,784)
                                                                                       --------          --------
   Total liabilities and stockholders' equity..................................        $144,205          $150,109
                                                                                       ========          ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Month Period Ended April 3, 1998 and March 31, 1997
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                    Period Ended
                                                                           -------------------------------
                                                                              April 3,        March 31,
                                                                                1998            1997
                                                                           --------------  ---------------
NET SALES................................................................     $   52,161       $   33,604
COST OF SALES............................................................         40,154           26,598
                                                                              ----------       ----------
     Gross profit........................................................         12,007            7,006

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............................         10,390            6,987
                                                                              ----------       ----------
     Operating income....................................................          1,617               19
                                                                              ----------       ----------
OTHER INCOME (EXPENSE):
  Interest expense.......................................................         (2,910)            (999)
  Interest income........................................................            233               33
  Other, net.............................................................            (26)             (48)
                                                                              ----------       ----------
     Income (loss) before income taxes...................................         (1,086)            (995)
                                                                              ----------       ----------
INCOME TAXES.............................................................           (165)             (10)
                                                                              ----------       ----------
     Net Income..........................................................     $     (921)      $     (985)
                                                                              ----------       ----------
BASIC AND DILUTED EARNINGS PER SHARE:
     Net Income..........................................................     $    (0.46)     $     (0.49)
                                                                              ----------       ----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...............................      2,000,000        2,000,000
                                                                              ==========       ==========



  The accompanying notes to financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1996 and 1997
                      and the Quarter Ended April 3, 1998
                                 (In Thousands)
                                  (Unaudited)

                                                    Common Stock
                                      -----------------------------------------
                                            Voting               Nonvoting
                                      -----------------------------------------
                                                                                  Additional   Cumulative
                                       Shares               Shares                 Paid-in     Translation    Retained
                                       Issued     Amount    Issued      Amount     Capital     Adjustment     Earnings
                                     ----------   ------    -------     ------    ----------   -----------    --------
Balance, December 31, 1995.........   1,800,000       18       --           --           182          --        12,687
  Treasury stock purchased.........  (1,460,158)     (15)      --           --            15          --          --
  Stock split --
    Voting common stock............     785,158        8       --           --            26          --          --
    Non-voting common stock........        --         --    200,000          2             7          --          --
  Stock sold pursuant to four
    purchase agreements............     675,000        7       --           --         2,243          --          --
  Net income.......................        --         --       --           --          --            --        10,499
  Dividends........................        --         --       --           --          --            --        (5,527)
                                     ----------   ------    -------     ------    ----------   -----------    --------
Balance, December 31, 1996.........   1,800,000       18    200,000          2         2,473          --        17,659
  Net income.......................        --         --       --           --          --            --        17,562
  Dividends........................        --         --       --           --          --            --       (16,096)
  Cumulative translation
   adjustment......................        --         --       --           --          --            (869)       --
                                     ----------   ------    -------     ------    ----------   -----------    --------
Balance, December 31, 1997.........   1,800,000   $   18    200,000     $    2    $    2,473   $      (869)   $ 19,125
  Net income.......................        --         --       --           --          --            --          (921)
  Cumulative translation
   adjustment......................        --         --       --           --          --             (32)         --
                                     ----------   ------    -------     ------    ----------   -----------    --------
Balance, April 3, 1998.............   1,800,000   $   18    200,000     $    2    $    2,473   $      (901)   $ 18,204
                                     ==========   ======    =======     ======    ==========   ===========    ========


                                                Treasury Stock
                                     -----------------------------------------
                                           Voting               Nonvoting
                                     -----------------------------------------
                                                                                       The
                                                                                  Stockholders'
                                       Shares     Amount    Shares      Amount       Equity
                                     ---------    ------    -------     ------    ------------
Balance, December 31, 1995.........       --         --        --           --    $     12,887
  Treasury stock purchased.........  1,460,158    (25,490)     --           --         (25,490)
  Stock split --
    Voting common stock............  3,373,494        (34)     --           --            --
    Non-voting common stock........       --         --     859,316         (9)           --
  Stock sold pursuant to four
    purchase agreements............       --         --        --           --           2,250
  Net income.......................       --         --        --           --          10,499
  Dividends........................       --         --        --           --          (5,527)
                                     ---------   --------   -------     ------    ------------
Balance, December 31, 1996.........  4,833,652    (25,524)  859,316     $   (9)   $     (5,381)
  Net income.......................       --         --        --           --          17,562
  Dividends........................       --         --        --           --         (16,096)
  Cumulative translation
   adjustment......................       --         --        --           --            (869)
                                     ---------   --------   -------     ------    ------------
Balance, December 31, 1997.........  4,833,652   $(25,524)  859,316     $   (9)   $     (4,784)
  Net income.......................       --         --        --           --            (921)
  Cumulative translation
   adjustment......................       --         --        --           --             (32)
                                     ---------   --------   -------     ------    ------------
Balance, April 3, 1998.............  4,833,652   $(25,524)  859,316     $   (9)   $     (5,737)
                                     =========   ========   =======     ======    ============

                                       5

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Periods Ended April 3, 1998 and March 31, 1997
                                (In thousands)
                                  (Unaudited)

                                                                                    April 3,       March 31,
                                                                                      1998            1997
                                                                                ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...........................................................         $   (921)      $  (985)
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization............................................            1,257           940
     Amortization of deferred financing costs.................................               96            --
     Gain (loss) on sale of equipment.........................................               (1)           (2)
     Changes in assets and liabilities:
        Accounts receivable...................................................           (4,619)           34
        Inventories...........................................................           (7,559)       (4,892)
        Other current assets..................................................            1,514           529
        Accounts payable......................................................              448        (1,271)
        Accrued expenses and payroll and payroll related expenses.............            5,279           574
        Customer deposits.....................................................            4,781         3,291
        Other.................................................................               --            63
                                                                                       --------       -------
           Net cash flows provided by (used in) operating activities..........              275        (1,719)
                                                                                       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................           (2,669)       (2,870)
  Proceeds from sale of fixed assets..........................................               75            12
  Payments received on notes receivable.......................................               --           171
  Acquisition of Clark Products, Inc., net of cash acquired...................               --          (835)
  Other.......................................................................               --          (354)
                                                                                       --------       -------
           Net cash flows provided by (used in) investing activities..........           (2,594)       (3,876)
                                                                                       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on former shareholder loans........................................          (14,312)           --
  Payments on long-term debt..................................................              (85)         (719)
  Deferred financing costs....................................................              (65)           --
  Net (payments) borrowings under line-of-credit agreement....................               --         6,331
  Dividends...................................................................           (1,791)           --
  Other.......................................................................               --          (110)
                                                                                       --------       -------
           Net cash flows provided by (used in) financing activities..........          (16,253)        5,502
                                                                                       --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS.........................................         $(18,572)      $   (93)
CASH & CASH EQUIVALENTS, beginning of period..................................           18,572         1,490
                                                                                       --------       -------
CASH AND CASH EQUIVALENTS, end of period......................................         $      0       $ 1,397
                                                                                       ========       =======

  The accompanying notes to financial statements are an integral part of these statements

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

     The accompanying financial statements reflect the consolidated results of the GSI Group, Inc. and its subsidiaries (the "Company").

     The consolidated financial statements includes the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

     In the opinion of management, the accompanying unaudited financial statements of the Company contain adjustments which are of a normal recurring nature necessary to present fairly the financial position as of April 3, 1998 and March 31, 1997 and the results of operations, changes in stockholder's equity and cash flows for the periods indicated in accordance with generally accepted accounting principals. Interim financial results are not necessarily indicative of operating results for an entire year.

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

     Beginning with the first quarter of 1998, the Company has adopted thirteen week fiscal quarter periods for operational and financial reporting purposes.


  Financial Information About Industry Segments

     The Company operates in primarily one industry segment, which includes the design, manufacture and sale of agricultural equipment.


  New Accounting Pronouncements

     During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the notes to financial statements for interim periods.

     The components of Comprehensive Income for the periods presented are as follows:


                                                            April 3,              March 31,
                                                              1998                  1997
                                                         ---------------       ---------------
          Net Income                                     $    (921)            $    (985)
          Cumulative Translation Adjustment                    (32)                   --
                                                         ---------------       ---------------
            Comprehensive Income                         $    (953)            $    (985)
                                                         ===============       ===============

2.  Detail Of Certain Assets

                                                                              As of
                                                                 -------------------------------
                                                                   April 3,        December 31,
                                                                 ------------      -------------
                                                                     1998              1997
                                                                 ------------      -------------
Accounts Receivable                                                      (In thousands)
                                                                 -------------------------------
                  Trade receivables............................     $ 29,906           $ 25,050
                  Allowance for doubtful accounts..............       (2,073)            (1,836)
                                                                  ----------        -----------
                  Total........................................     $ 27,833           $ 23,214
                                                                  ==========        ===========
Inventories
                  Raw materials................................     $ 13,039           $  8,883
                  Work-in-process..............................       11,754             12,464
                  Finished goods...............................       29,648             25,535
                                                                  ----------        -----------
                  Total........................................     $ 54,441           $ 46,882
                                                                  ==========        ===========
Property, Plant and Equipment
                  Land.........................................     $    895           $    895
                  Buildings....................................       18,437             18,799
                  Machinery....................................       36,642             34,897
                  Furniture and fixtures.......................        4,601              4,514
                  Construction-in-progress.....................        2,543              1,364
                                                                  ----------        -----------
                                                                      63,118             60,469
                  Accumulated depreciation.....................      (25,471)           (24,326)
                                                                  ----------        -----------
                  Property, Plant and equipment, net...........     $ 37,647           $ 36,143
                                                                  ==========        ===========
Intangible Assets
                  Goodwill                                          $  8,616           $  8,182
                  Accumulated amortization                              (252)              (191)
                                                                  ----------        -----------
                  Total........................................     $  8,364           $  7,991
                                                                  ==========        ===========

                  Other intangible assets                           $  1,963           $  1,963
                  Accumulated amortization                            (1,448)            (1,399)
                                                                  ----------        -----------
                  Total........................................     $    515           $    564
                                                                  ==========        ===========
Deferred Financing Costs
                  Deferred financing costs                          $  3,793           $  3,728
                  Accumulated amortization                              (310)              (214)
                                                                  ----------        -----------
                  Total........................................     $  3,483           $  3,514
                                                                  ==========        ===========


3.  Supplemental Cash Flow Information

      The Company paid approximately $0.7 and $1.0 million in interest during the first quarters ended April 3, 1998 and March 31, 1997, respectively. The Company paid no income taxes during the first quarters of 1998 and 1997.

4.  Long-Term Debt

     Long-term debt at April 3, 1998 and December 31, 1997, consisted of the following (in thousands):

                                                                               April 3,       December 31,
                                                                                 1998             1997
                                                                              ----------      ------------
     Citizens National Bank IRB                                                $  2,000          $  2,042
     Various noncompete, license and patent agreements                               78                78
     Notes to former stockholders                                                    --            14,312
     LaSalle Bank revolving line                                                     --                --
     Clark Products, Inc. promissory note                                           558               600
     10.25% senior subordinated notes payable                                    98,409            98,374
     Norwest Bank Iowa revolving line of credit                                   1,900             1,125
                                                                            -----------     -------------

             Total......................................................        102,945           116,531
     Less -
          Current maturities............................................           (339)          (14,663)
                                                                            -----------     -------------
             Total long-term debt.......................................       $102,606          $101,868
                                                                            ===========     =============


     The senior subordinated note and credit agreements provide for certain restrictive financial and non-financial covenants. The more significant of the non-financial covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. In addition, the Company is required to maintain a certain funded debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. The Company was in compliance with all covenants as of April 3, 1998.

     The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.


5.  Acquisitions

     On November 5, 1997, the Company acquired all of the capital stock of David Manufacturing Co. ("DMC") for approximately $17.9 million in cash. DMC is a manufacturer and supplier of grain drying and handling equipment. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.4 million.

     The following summarized unaudited pro forma financial information assumes the DMC acquisition had occurred on January 1, 1997:

                                                              April 3,               March 31,
                                                                1998                   1997
                                                                        (Unaudited)
                                                           (In thousands, except per share data)
                                                        -----------------------------------------
           Net sales...............................             $52,161               $37,172
           Net loss................................                (921)               (2,455)
           Basic and diluted loss per share........                (.46)                (1.23)

     The pro forma results do not necessarily represent results that would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto.


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

     The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 1998 and 1997, the Company's international sales accounted for 36.3% and 31.6% of net sales, respectively. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting the Far East, Latin America and Eastern Europe, where it believes the greatest potential for significant growth exists. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the recent financial crises in many countries in Southeast Asia has caused some agricultural producers to cancel orders or has led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a slight decline in the number of new orders that the Company has received from customers located in such region.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first quarter of 1998, the Company continued to benefit from modest price decreases in steel and polymers that occurred during 1997. There can be no assurances that these price decreases will continue or that prices for these materials will not increase in the future.

     The Company currently operates as a subchapter S corporation and, accordingly, is not subject to federal income taxation for the periods for which financial information has been presented herein. Because the Company's stockholders are subject to tax liabilities based on their pro rata shares of the Company's income, the Company's policy is to make periodic distributions to its stockholders in amounts equal to such tax liabilities.


Results of Operations

Quarter Ended April 3, 1998 Compared to Quarter Ended March 31, 1997

     Net sales increased 55.2% or $18.6 million to $52.2 million in the first quarter of 1998 from $33.6 million in the same period of 1997. Of this 55.2% increase, 19.3% was due to increased sales of grain storage products resulting from the acquisition of DMC, increased demand for the winter discount program and a price increase. Approximately 12.5% of this increase was a result of increased domestic sales of swine equipment attributable to continuing strong construction demand for larger swine facilities. Approximately 25.4% of this increase was a result of increased international sales due to the establishment of sales offices in South Africa, Brazil, Malaysia and Mexico during 1997 and increased market penetration in Europe.

     Gross profit increased to $12.0 million in the first quarter of 1998 or 23.0% of net sales from $7.0 million or 20.9% of net sales in the same period of 1997. This increase reflected the impact of increased sales, as well as the benefit of price increases in the grain drying and farm storage equipment product lines. These positive impacts were partially offset by cost overruns in the poultry product line, and a change in sales mix towards lower margin products distributed overseas.

     Selling, general and administrative expenses increased 48.7% or $3.4 million to $10.4 million in the first quarter of 1998 from $7.0 million in the same period of 1997. This increase was primarily due to a $1.4 million increase in selling, general and administrative compensation attributable to increased staffing and an increase of $0.8 million resulting from the acquisition of DMC. As a percentage of net sales, selling, general and administrative expenses decreased to 19.9% in the first quarter of 1998 from 20.8% in the same period of 1997.

     Operating income increased from essentially zero in the first quarter of 1997 to $1.6 million in the same period of 1998. Operating income margins increased to 3.1% of net sales in the first quarter of 1998 from 0.1% in the same period of 1997. These increases were attributable to the 55.2% increase in sales and were offset by increased selling, general and administrative expenses.

     Interest expense increased $1.9 million for the first quarter of 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

     Net loss decreased 6.5% or $0.1 million to $0.9 million for the first quarter of 1998 from $1.0 million in the same period of 1997. This decrease was due to increased net sales and gross profit margin partially offset by increased interest and selling, general and administrative expenses.


Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by temporary borrowings made under various credit agreements.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of April 3, 1998, the Company had $46.8 million of working capital, a decrease of $2.2 million from working capital as of December 31, 1997. The decrease in working capital was primarily due to increased accounts payable, accrued expenses and customer deposits partially offset by an increase in accounts receivable and inventory.

     Operating activities generated/(used) $0.3 million and $(1.7) million in cash flow in each of the first quarters of 1998 and 1997, respectively. This $2.0 million increase in cash flow was primarily the result of an increase of accounts payable, accrued expenses and customer deposits of $7.9 million and an increase in accounts receivable and inventory of $7.3 million, offset by a decrease in other current assets of $1.0 million.

     Cash used in investing activities in the first quarter of 1998 and 1997 were $2.6 million and $3.9 million, respectively. The cash was used primarily for capital expenditures. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of facilities. The Company anticipates that capital expenditures will average approximately $8.0 million to $9.0 million per year over the next five years.

     Cash used in financing activities in the first quarter of 1998 was $16.3 million. The cash was used primarily to retire former shareholder debt of $14.3 million and to pay dividends of $1.8 million primarily for stockholder tax liabilities. Cash provided by financing activities in the first quarter of 1997 consisted primarily of $6.3 million from net borrowings under the line-of-credit facility partially offset by $0.7 million of payments on long-term debt.

     The Company plans to continue to pursue a selective acquisition strategy, which may result in the need for additional debt or equity financing in the future.

     The Company believes that existing cash, cash flow from operations and available borrowings under its new credit Agreement will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.


Inflation

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

     Certain statements contained in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such statements, and such statements should not be regarded as a representation the stated objectives will be achieved.


Item 3. Qualitative and Quantitative Disclosures about Market Risk

     Not applicable.

                                    PART II
                               OTHER INFORMATION


Item 1.  Legal Proceedings

     There are no legal proceedings pending against the Company which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. See the Index to Exhibits which immediately precedes such exhibits and which is incorporated herein by reference.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended April 3, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  The GSI Group, Inc.


                                  By: /s/ John W. Funk

                                      John W. Funk, Director, Chief Financial
                                      Officer, Secretary and General Counsel
                                      (Authorized Signatory and Principal
                                      Financial Officer)

Date:  May 6, 1998

                               INDEX TO EXHIBITS


      Exhibit No.                         Description of Exhibits
      -----------                         -----------------------
         27.1                              Financial Data Schedule