Form 10-Q/A
period 1998-04-03
GSI GROUP INC
filed 1998-06-11
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of May 4, 1998.

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 ------
PART I-Financial Information
   Item 1. - Financial Statements
             Balance Sheets.............................................................            3
             Statements of Operations...................................................            3
             Statements of Changes in Stockholder's Equity..............................            5
             Statements of Cash Flows...................................................            6
             Notes to Financial Statements..............................................            7

                        PART I - FINANCIAL INFORMATION

                     THE GSI GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS AS OF APRIL 3, 1998 AND DECEMBER 31, 1997
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                       April 3,    December 31,
                     ASSETS                              1998          1997
-------------------------------------------------     ----------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $        -   $     18,572
  Accounts receivable, net                                27,833         23,214
  Inventories, net                                        54,441         46,882
  Prepaids                                                 6,756          8,165
  Other                                                    3,050          3,155
                                                      ----------   ------------
    Total current assets                                  92,080         99,988
                                                      ==========   ============

NOTES RECEIVABLE, less current portion                     1,084          1,084
                                                      ----------   ------------

LONG-TERM RETAINAGE                                          579            579
                                                      ----------   ------------

PROPERTY, PLANT AND EQUIPMENT, net                        37,647         36,143
                                                      ----------   ------------

OTHER ASSETS:
  Goodwill, net                                            8,364          7,991
  Other intangible assets, net                               515            564
  Deferred financing costs                                 3,483          3,514
  Other                                                      453            246
                                                      ----------   ------------
    Total other assets                                    12,815         12,315
                                                      ----------   ------------

    Total assets                                      $  144,205   $    150,109
                                                      ==========   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $   12,407   $     11,948
  Dividend payable                                         3,509          5,300
  Payroll and payroll related expenses                     5,052          3,843
  Deferred taxes                                           1,234          1,234
  Accrued expenses                                        13,044          9,067
  Customer deposits                                        9,664          4,883
  Current maturities of long-term debt                       339         14,663
                                                      ----------   ------------
    Total current liabilities                             45,249         50,938
                                                      ----------   ------------

LONG-TERM DEBT, less current maturities                  102,606        101,868
                                                      ----------   ------------

DEFERRED INCOME TAXES                                      2,087          2,087
                                                      ----------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value, voting
   (authorized 6,900,000 shares;
   issued 6,633,652 shares)                                   18             18
  Common stock, $.01 par value, nonvoting
   (authorized 1,100,000 shares;
   issued 200,000 shares)                                      2              2
  Paid-in capital                                          2,473          2,473
  Cumulative translation adjustment                         (901)          (869)
  Retained earnings                                       18,204         19,125
  Treasury stock, at cost                                (25,533)       (25,533)
                                                      ----------   ------------
    Total stockholders' equity (deficit)                  (5,737)        (4,784)
                                                      ----------   ------------
    Total liabilities and stockholders' equity        $  144,205   $    150,109
                                                      ==========   ============

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


                                                         Period Ended
                                                  ---------------------------
                                                   April 3,        March 31,
                                                     1998            1997
                                                  ----------       ----------
NET SALES                                         $   52,161       $   33,604

COST OF SALES                                         40,154           26,598
                                                  ----------       ----------
     Gross profit                                     12,007            7,006


SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                            10,390            6,987
                                                  ----------       ----------
     Operating income                                  1,617               19
                                                  ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (2,910)            (999)
  Interest income                                        233               33
  Other, net                                             (26)             (48)
                                                  ----------       ----------
     Income (loss) before income taxes                (1,086)            (995)
                                                  ----------       ----------

INCOME TAXES                                            (165)             (10)
                                                  ----------       ----------
     Net income                                   $     (921)      $     (985)
                                                  ----------       ----------

BASIC AND DILUTED EARNINGS PER SHARE:
     Net income                                   $    (0.46)      $    (0.49)
                                                  ----------       ----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      2,000,000        2,000,000
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


                                                      Common Stock
                                        ---------------------------------------
                                                Voting            Nonvoting
                                        --------------------  -----------------
                                                                                    Additional   Cumulative
                                          Shares                Shares               Paid-in    Translation   Retained
                                          Issued     Amount     Issued    Amount     Capital     Adjustment   Earnings
                                        ----------   -------    -------   ------    ----------  ------------  --------
Balance, December 31, 1995               1,800,000   $   18         -     $   -     $    182          -       $ 12,687
  Treasury stock purchased              (1,460,158)     (15)        -         -           15          -             -
  Stock split-
     Voting common stock                   785,158        8         -         -           26          -             -
     Nonvoting common stock                    -          -     200,000       2            7          -             -
  Stock sold pursuant to four
     purchase agreements                   675,000        7         -         -        2,243          -             -
  Net income                                   -          -         -         -          -            -         10,499
  Dividends                                    -          -         -         -          -            -         (5,527)
                                        ----------   -------    -------   ------    --------    ---------     --------
Balance, December 31, 1996               1,800,000       18     200,000       2        2,473          -         17,659
  Net income                                   -          -         -         -          -            -         17,562
  Dividends                                    -          -         -         -          -            -        (16,096)
  Cumulative Translation
     Adjustment                                -          -         -         -          -           (869)         -
                                        ----------   -------    -------   ------    --------    ---------     --------
Balance, December 31, 1997               1,800,000   $   18     200,000   $   2     $  2,473    $    (869)    $ 19,125
  Net income                                   -          -         -         -          -            -           (921)
  Cumulative Translation
     Adjustment                                -          -         -         -          -            (32)         -
                                        ----------   -------    -------   ------    --------    ----------    --------
Balance, April 3, 1998                   1,800,000   $   18     200,000   $   2     $  2,473    $    (901)    $ 18,204
                                        ----------   -------    -------   ------    --------    ----------    --------


                                                                    Treasury Stock
                                                  ---------------------------------------------
                                                           Voting                Nonvoting
                                                  -----------------------   -------------------
                                                                                                     Total
                                                                                                  Stockholders'
                                                    Shares        Amount     Shares     Amount       Equity
                                                  ----------    ----------  --------   --------  ---------------
Balance, December 31, 1995                               -      $     -          -     $    -    $     12,887
  Treasury stock purchased                         1,460,158      (25,490)       -          -         (25,490)
  Stock split-
     Voting common stock                           3,373,494          (34)       -          -             -
     Nonvoting common stock                              -            -      859,316   $   (9)            -
  Stock sold pursuant to four
     purchase agreements                                 -            -          -          -           2,250
  Net income                                             -            -          -          -          10,499
  Dividends                                              -            -          -          -          (5,527)
                                                  ----------    ---------   --------   -------   ------------
Balance, December 31, 1996                         4,833,652      (25,524)   859,316       (9)         (5,381)
  Net income                                             -            -          -          -          17,562
  Dividends                                              -            -          -          -         (16,096)
  Cumulative Translation
     Adjustment                                          -            -          -          -            (869)
                                                  ----------    ---------   --------   -------   ------------
Balance, December 31, 1997                         4,833,652    $ (25,524)   859,316   $   (9)       $ (4,784)
  Net income                                             -              -        -          -            (921)
  Cumulative Translation
     Adjustment                                          -              -        -          -             (32)
                                                  ----------    ---------   --------   -------   ------------
Balance, April 3, 1998                             4,833,652    $ (25,524)   859,316   $   (9)       $ (5,737)
                                                  ----------    ---------   --------   -------   ------------

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Quarters Ended April 3, 1998 and March 31, 1997
                                 (In thousands)
                                  (Unaudited)

                                                                                    April 3,       March 31,
                                                                                      1998            1997
                                                                                ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                                    $   (921)      $  (985)
  Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                        1,257           940
     Amortization of deferred financing costs                                                96            --
     Gain (loss) on sale of equipment                                                        (1)           (2)
     Changes in assets and liabilities
        Accounts receivable                                                              (4,619)           34
        Inventories                                                                      (7,559)       (4,892)
        Other current assets                                                              1,514           529
        Accounts payable                                                                    448        (1,271)
        Accrued expenses and payroll and payroll related expenses                         5,279           574
        Customer deposits                                                                 4,781         3,291
        Other                                                                                --            63
                                                                                       --------       -------
           Net cash flows provided by (used in) operating activities                        275        (1,719)
                                                                                       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (2,669)       (2,870)
  Proceeds from sale of fixed assets                                                         75            12
  Payments received on notes receivable                                                      --           171
  Acquisition of Clark Products, Inc., net of cash acquired                                  --          (835)
  Other                                                                                      --          (354)
                                                                                       --------       -------
           Net cash flows provided by (used in) investing activities                     (2,594)       (3,876)
                                                                                       --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on former shareholder loans                                                  (14,312)           --
  Payments on long-term debt                                                                (85)         (719)
  Deferred financing costs                                                                  (65)           --
  Net (payments) borrowings under line-of-credit agreement                                   --         6,331
  Dividends                                                                              (1,791)           --
  Other                                                                                      --          (110)
                                                                                       --------       -------
           Net cash flows provided by (used in) financing activities                    (16,253)        5,502
                                                                                       --------       -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  $(18,572)      $   (93)
CASH & CASH EQUIVALENTS, beginning of period                                             18,572         1,490
                                                                                       --------       -------
CASH AND CASH EQUIVALENTS, end of period                                               $      0       $ 1,397
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

     The components of Comprehensive Income for the periods presented are as follows:

                                                              April 3,             March 31,
                                                                1998                  1997
                                                         ---------------       ---------------
      Net Income                                                   $(921)                $(985)
      Cumulative Translation Adjustment                              (32)                   --
                                                         ---------------       ---------------
         Comprehensive Income                                      $(953)                $(985)
                                                         ===============       ===============

2.  Detail Of Certain Assets

                                                                              As of
                                                                              -----
                                                                   April 3,        December 31,
                                                                   --------        ------------
                                                                     1998              1997
                                                                     ----              ----
Accounts Receivable                                                      (In thousands)
                                                                         --------------
                  Trade receivables...........................      $ 29,906           $ 25,050
                  Allowance for doubtful accounts.............        (2,073)            (1,836)
                                                               -------------     --------------
                     Total....................................      $ 27,833           $ 23,214
                                                               =============     ==============
Inventories
                  Raw materials...............................      $ 13,039           $  8,883
                  Work-in-process.............................        11,754             12,464
                  Finished goods..............................        29,648             25,535
                                                               -------------     --------------
                     Total....................................      $ 54,441           $ 46,882
                                                               =============     ==============
Property, Plant and Equipment
                  Land........................................      $    895           $    895
                  Buildings...................................        18,437             18,799
                  Machinery...................................        36,642             34,897
                  Furniture and fixtures......................         4,601              4,514
                  Construction-in-progress....................         2,543              1,364
                                                               -------------     --------------
                                                                      63,118             60,469
                  Accumulated depreciation....................       (25,471)           (24,326)
                                                               -------------     --------------
                  Property, Plant and equipment, net..........      $ 37,647           $ 36,143
                                                               =============     ==============
Intangible Assets
                  Goodwill....................................      $  8,616           $  8,182
                  Accumulated amortization....................          (252)              (191)
                                                               -------------     --------------
                     Total....................................      $  8,364           $  7,991
                                                               =============     ==============

                  Other intangible assets.....................      $  1,963           $  1,963
                  Accumulated amortization....................        (1,448)            (1,399)
                                                               -------------     --------------
                     Total....................................      $    515           $    564
                                                               =============     ==============
Deferred Financing Costs
                  Deferred financing costs....................      $  3,793           $  3,728
                  Accumulated amortization....................          (310)              (214)
                                                               -------------     --------------
                     Total....................................      $  3,483           $  3,514
                                                               =============     ==============



3.  Supplemental Cash Flow Information

     The Company paid approximately $0.7 and $1.0 million in interest during the first quarters ended April 3, 1998 and March 31, 1997, respectively. The Company paid no income taxes during the first quarters of 1998 and 1997.

4.  Long-Term Debt

     Long-term debt at April 3, 1998 and December 31, 1997, consisted of the following (in thousands):

                                                                               April 3,       December 31,
                                                                                 1998             1997
                                                                              ----------      ------------
Citizens National Bank IRB..................................................   $  2,000          $  2,042
Various noncompete, license and patent agreements...........................         78                78
Notes to former stockholders................................................      --               14,312
LaSalle Bank revolving line.................................................      --               --
Clark Products, Inc. promissory note........................................        558               600
10.25% senior subordinated notes payable....................................     98,409            98,374
Norwest Bank Iowa revolving line of credit..................................      1,900             1,125
                                                                            -----------     -------------

          Total.............................................................    102,945           116,531
Less -
     Current maturities.....................................................       (339)          (14,663)
                                                                            -----------     -------------
          Total long-term debt..............................................   $102,606          $101,868
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

     The following summarized unaudited pro forma financial information assumes the DMC acquisition had occurred on January 1, 1997:

                                                              April 3,               March 31,
                                                                1998                   1997
                                                                        (Unaudited)
                                                           (In thousands, except per share data)
                                                        -----------------------------------------
Net sales..........................................     $          52,161         $        37,172
Net loss...........................................                  (921)                 (2,455)
Basic and diluted loss per share...................                  (.46)                  (1.23)

   The pro forma results do not necessarily represent results that would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

6.  Guarantor Subsidiary

The Company's payment obligation under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Co. ( the "Guarantor Subsidiary"). The Guarantor Subsidiary is a direct wholly-owned subsidiary of the Company. The obligations of the Guarantor Subsidiary under its Guarantee are subordinated to such subsidiary's obligations under its guarantee of the LaSalle Bank revolving line.

Presented below is unaudited condensed consolidating financial information for The GSI Group, Inc. ("Parent Company"), the Guarantor Subsidiary and GSI/Cumberland Canada, GSI/Cumberland Mexico, GSI/Cumberland BV, GSI/Cumberland Malaysia and GSI/Cumberland South Africa (the "Non-Guarantor Subsidiaries"). In the Company's opinion, separate financial statements and other disclosures concerning the Guarantor Subsidiary would not provide additional information that is material to investors.

Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting for purposes of this supplemental condensed consolidating financial statements. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 APRIL 3, 1998
                                                 (In Thousands)

                                                                           Non-
                                               Parent     Guarantor     Guarantor
                                              Company     Subsidiary   Subsidiaries  Eliminations  Consolidated
                                             ----------  ------------  ------------  ------------  -------------

                                                     ASSETS
Current assets:
   Cash and cash equivalents................ $   (484)       $    85     $   399       $     --        $     --
   Accounts receivable, net.................   34,530          1,354       2,220        (10,271)         27,833
   Inventories, net.........................   35,316         12,948       6,745           (568)         54,441
   Other current assets.....................    8,976            441         389             --           9,806
                                             --------        -------     -------       --------        --------

   Total current assets.....................   78,338         14,828       9,753        (10,839)         92,080

Property, plant and equipment, net..........   28,321          8,060       1,266             --          37,647
Goodwill....................................    1,938          6,426          --             --           8,364
Investment in and advances to/from
   subsidiaries.............................   20,436        (17,544)     (2,272)          (620)             --
Other long-term assets......................    5,701            413          --             --           6,114
                                             --------        -------     -------       --------        --------

   Total assets............................. $134,734        $12,183     $ 8,747       $(11,459)       $144,205
                                             ========        =======     =======       ========        ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt........ $    339        $    --     $    --       $     --        $    339
   Accounts payable.........................   11,430          3,049       8,199        (10,271)         12,407
   Accrued liabilities......................   26,820          5,507         176             --          32,503
                                             --------        -------     -------       --------        --------

   Total current liabilities................   38,589          8,556       8,375        (10,271)         45,249

Long-term debt..............................  100,706          1,900          --             --         102,606
Other long-term liabilities.................      403          1,187         497             --           2,087
                                             --------        -------     -------       --------        --------

   Total liabilities........................  139,698         11,643       8,872        (10,271)        149,942

Stockholders' Equity:
   Common stock.............................       20            228         165           (393)             20
   Additional paid-in capital...............    2,473             --       2,118         (2,118)          2,473
   Cumulative translation adjustment........       --             --        (901)            --            (901)
   Retained earnings (deficit)..............   18,772           (384)     (1,507)         1,323          18,204
   Treasury stock, at cost..................  (25,533)            --          --             --         (25,533)
                                             --------        -------     -------       --------        --------

   Total stockholders' equity (deficit).....   (4,268)          (156)       (125)        (1,188)         (5,737)
                                             --------        -------     -------       --------        --------

Total liabilities and stockholders' equity.. $135,430        $11,487     $ 8,747       $(11,459)       $144,205
                                             ========        =======     =======       ========        ========


                                   SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 THREE MONTHS ENDED APRIL 3, 1998
                                                          (In Thousands)

                                                                                    Non-
                                                       Parent      Guarantor     Guarantor
                                                       Company     Subsidiary   Subsidiaries  Eliminations  Consolidated
                                                     -----------  ------------  ------------  ------------  -------------
Net sales.........................................    $50,232          $3,421      $ 1,516      $(3,008)         $52,161
Cost of sales.....................................     38,728           2,762        1,404       (2,740)          40,154
                                                      -------          ------      -------      -------          -------

     Gross profit.................................     11,504             659          112         (268)          12,007

Selling, general and administrative expenses......      8,472             819          829           --           10,390
                                                      -------          ------      -------      -------          -------

     Operating income (loss)......................      2,763            (160)        (718)        (268)           1,617

Interest expense..................................     (2,620)           (290)          --           --           (2,910)
Other income (expense)............................        236              --          (29)          --              207
                                                      -------          ------      -------      -------          -------

Income (loss) before income taxes.................        379            (450)        (747)        (268)          (1,086)
Provision (benefit) for income taxes..............          8            (173)          --           --             (165)
                                                      -------          ------      -------      -------          -------
Income (loss) before equity in income of
     consolidated subsidiaries....................        371            (277)        (747)        (268)            (921)
Equity in income of consolidated subsidiaries.....     (1,436)             --           --        1,436               --
                                                      -------          ------      -------      -------          -------
Net income........................................    $(1,065)         $ (277)     $  (747)     $ 1,132          $  (921)
                                                      =======          ======      =======      =======          =======


                                    SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 THREE MONTHS ENDED APRIL 3, 1998
                                                          (In Thousands)


                                                                                    Non-
                                                       Parent      Guarantor     Guarantor
                                                       Company     Subsidiary   Subsidiaries  Eliminations  Consolidated
                                                     -----------  ------------  ------------  ------------  -------------
Cash flows from operating activities...............  $       976  $       (296) $       (405) $         --  $         275
                                                     -----------  ------------  ------------  ------------  -------------

Cash flows from investing activities:
  Capital expenditures.............................       (1,686)         (465)         (518)                      (2,669)
  Other............................................           --            --            60            --             60
                                                     -----------  ------------  ------------  ------------  -------------

  Net cash provided by (used in) investing
  activities.......................................       (1,686)         (465)         (458)           --         (2,609)
                                                     -----------  ------------  ------------  ------------  -------------

Cash flows from financing activities:
  Advances (to) from affiliates....................         (938)           --           938            --             --
  Net borrowings (payments) on debt................      (15,172)          775            --            --        (14,397)
  Dividends........................................       (1,791)           --            --            --         (1,791)
  Other............................................          (65)           --            --            --            (65)
                                                     -----------  ------------  ------------  ------------  -------------

  Net cash provided by (used in) financing
  activities.......................................      (17,966)          775           938            --        (16,253)
                                                     -----------  ------------  ------------  ------------  -------------

Change in cash and cash equivalents................      (18,661)           14            75            --        (18,572)

Cash and cash equivalents, beginning of period.....       18,177            71           324            --         18,572
                                                     -----------  ------------  ------------  ------------  -------------

Cash and cash equivalents, end of period...........  $      (484) $         85  $        399  $         --  $          --
                                                     ===========  ============  ============  ============  =============



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

Date: June 11, 1998