Form 10-Q
period 1998-06-30
GSI GROUP INC
filed 1998-08-11
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q


        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended July 3, 1998


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of August 7, 1998.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                               ------
PART I--Financial Information
   Item 1. - Financial Statements
             Balance Sheets..............................................................           3
             Statements of Operations....................................................           4
             Statements of Cash Flows....................................................           5
             Notes to Financial Statements...............................................           6
   Item 2. - Management's Discussion and Analysis of Financial Condition and Results of
               Operations................................................................          15
   Item 3. - Quantitative and Qualitative Disclosures about Market Risk..................          18
PART II--Other Information
   Item 1.        Legal Proceedings......................................................          17
   Item 2.        Changes in Securities and Use of Proceeds..............................           *
   Item 3.        Defaults Upon Senior Securities........................................           *
   Item 4.        Submission of Matters to a Vote of Security Holders....................          17
   Item 5.        Other Information......................................................           *
   Item 6.        Exhibits and Reports on Form 8-K.......................................          17

-------------

* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                         July 3,         December 31,
                                    ASSETS                                                 1998              1997
         -------------------------------------------------------------                     ----              ----
Current Assets:
 Cash and cash equivalents.....................................................          $      0           $ 18,572
 Accounts receivable, net......................................................            41,945             23,214
 Inventories, net..............................................................            58,313             46,882
 Prepaids......................................................................             5,299              8,165
 Other.........................................................................             2,421              3,155
                                                                                         --------           --------
   Total current assets........................................................           107,978             99,988
                                                                                         --------           --------

Notes Receivable...............................................................             1,084              1,084
                                                                                         --------           --------

Long-Term Retainage............................................................               579                579
                                                                                         --------           --------

Property, Plant and Equipment, net.............................................            42,436             36,143
                                                                                         --------           --------

Other Assets:
 Goodwill, net.................................................................            13,976              7,991
 Other intangible assets, net..................................................             8,077                564
 Deferred financing costs, net.................................................             3,563              3,514
 Other.........................................................................               332                246
                                                                                         --------           --------
   Total other assets..........................................................            25,948             12,315
                                                                                         --------           --------
   Total assets................................................................          $178,025           $150,109
                                                                                         ========           ========

                     LIABILITIES AND  STOCKHOLDERS' EQUITY
         -------------------------------------------------------------
Current Liabilities:
 Accounts payable..............................................................          $ 19,811           $ 11,948
 Note payable..................................................................               853                 --
 Dividend payable..............................................................                --              5,300
 Payroll and payroll related expenses..........................................             5,351              3,843
 Deferred taxes................................................................             1,234              1,234
 Accrued expenses..............................................................            10,776              9,067
 Customer deposits.............................................................             6,961              4,883
 Current maturities of long-term debt..........................................             1,778             14,663
                                                                                         --------           --------
   Total current liabilities...................................................            46,764             50,938
                                                                                         --------           --------

Long-Term Debt, less current maturities........................................           134,857            101,868
                                                                                         --------           --------

Deferred Income Taxes..........................................................             2,087              2,087
                                                                                         --------           --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................                18                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Paid-in capital...............................................................             2,473              2,473
 Cumulative translation adjustment.............................................            (1,939)              (869)
 Retained earnings.............................................................            19,296             19,125
 Treasury stock, at cost.......................................................           (25,533)           (25,533)
                                                                                         --------           --------
   Total stockholders' equity (deficit)........................................          $ (5,683)          $ (4,784)
                                                                                         --------           --------
   Total liabilities and stockholders' equity..................................          $178,025           $150,109
                                                                                         ========           ========


  The accompanying notes to financial statements are an integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                 Three Months Ended                        Six Months Ended
                                                                 ------------------                        ----------------
                                                            July 3,              June 30,            July 3,             June 30,
                                                              1998                 1997                1998                1997
                                                              ----                 ----                ----                ----
Net Sales.......................................           $   64,386           $   58,558          $  116,547          $   92,162
Cost of Sales...................................               49,035               43,214              89,189              69,812
                                                           ----------           ----------          ----------          ----------
    Gross profit................................               15,351               15,344              27,358              22,350
Selling, General and Administrative
  Expenses......................................               11,296                8,046              21,686              15,033
                                                           ----------           ----------          ----------          ----------
    Operating income............................                4,055                7,298               5,672               7,317
Other Income (Expense):
  Interest expense..............................               (3,294)              (1,306)             (6,204)             (2,305)
  Interest income...............................                  192                   25                 425                  58
  Other, net....................................                  483                 (328)                457                (376)
                                                           ----------           ----------          ----------          ----------
    Income (loss) before income taxes...........                1,436                5,689                 350               4,694
                                                           ----------           ----------          ----------          ----------
Income Taxes....................................                  (43)                  15                (208)                  5
                                                           ----------           ----------          ----------          ----------
    Net income..................................           $    1,479           $    5,674          $      558          $    4,689
                                                           ----------           ----------          ----------          ----------
Basic and Diluted Earnings Per Share:
    Net income..................................           $     0.74           $     2.84          $     0.28          $     2.34
                                                           ----------           ----------          ----------          ----------
Weighted Average Common Shares
  Outstanding...................................            2,000,000            2,000,000           2,000,000           2,000,000
                                                           ==========           ==========          ==========          ==========

  The accompanying notes to financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                  ------------------------------
                                                                                   July 3,              June 30,
                                                                                     1998                 1997
                                                                                     ----                 ----
Cash Flows From Operating Activities:
 Net Income..............................................................          $    558             $  4,689
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization.........................................             2,561                1,555
   Amortization of deferred financing costs..............................               261                   --
   Gain on sale of assets................................................              (376)                  (4)
   Changes in assets and liabilities net of acquisitions:
     Accounts receivable.................................................           (15,177)              (6,042)
     Inventories.........................................................            (8,658)             (14,580)
     Other current assets................................................             4,444               (1,571)
     Accounts payable....................................................             5,844                3,972
     Accrued expenses and payroll and payroll related expenses...........             1,716                  141
     Customer deposits...................................................             2,079                  568
                                                                                   --------             --------
      Net cash flows used in operating activities........................            (6,748)             (11,272)
                                                                                   --------             --------

Cash Flows From Investing Activities:
 Capital expenditures....................................................            (7,815)              (1,322)
 Proceeds from sale of fixed assets......................................             1,335                   17
 Payments received on notes receivable...................................                --                  171
 Acquisition of Clark Products, Inc., net of cash acquired...............                --                 (866)
 Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
  of cash acquired.......................................................            (4,954)                  --
 Payment for noncompete agreement with former stockholders of
  Avemarau Equipamentos Argicolas Ltda...................................            (7,590)                  --
 Other...................................................................              (518)                (309)
                                                                                   --------             --------
      Net cash flows used in investing activities........................           (19,542)              (2,309)
                                                                                   --------             --------

Cash Flows From Financing Activities:
 Payments on former shareholder loans....................................           (14,312)                  --
 Payments on long-term debt..............................................              (182)              (1,657)
 Deferred financing costs................................................              (234)                  --
 Net borrowings under line-of-credit agreement...........................            28,147               22,116
 Dividends...............................................................            (5,687)              (5,504)
 Other...................................................................               (14)                (131)
                                                                                   --------             --------
      Net cash flows provided by financing activities....................             7,718               14,824
                                                                                   --------             --------

Increase (Decrease) In Cash and Cash Equivalents.........................          $(18,572)            $  1,234
Cash and Cash Equivalents, beginning of period...........................            18,572                1,490
                                                                                   --------             --------
Cash and Cash Equivalents, end of period.................................          $      0             $  2,733
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

     In the opinion of management, the accompanying unaudited financial statements of the Company contain adjustments which are of a normal recurring nature necessary to present fairly the financial position as of July 3, 1998 and June 30, 1997 and the results of operations and cash flows for the periods indicated in accordance with generally accepted accounting principals. Interim financial results are not necessarily indicative of operating results for an entire year.

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

     The components of Comprehensive Income for the periods presented are as follows:

                                                      July 3,          June 31,
                                                        1998             1997
                                                     ----------       ----------
        Net Income................................      $   558           $4,689
        Cumulative Translation Adjustment.........       (1,070)              --
                                                     ----------       ----------
          Comprehensive Income (Loss).............      $  (512)          $4,689
                                                     ==========       ==========

2.  DETAIL OF CERTAIN ASSETS

                                                                              As of
                                                                              -----
                                                                   July 3,         December 31,
                                                                   -------         ------------
                                                                     1998              1997
                                                                     ----              ----
                                                                          (In thousands)
Accounts Receivable                                                       --------------
                  Trade receivables............................    $ 44,174          $ 25,050
                  Allowance for doubtful accounts..............      (2,229)           (1,836)
                                                                   --------          --------
                    Total......................................    $ 41,945          $ 23,214
                                                                   ========          ========
Inventories
                  Raw materials................................    $ 13,995          $  8,883
                  Work-in-process..............................      12,829            12,464
                  Finished goods...............................      31,489            25,535
                                                                   --------          --------
                    Total......................................    $ 58,313          $ 46,882
                                                                   ========          ========
Property, Plant and Equipment
                  Land.........................................    $    895          $    895
                  Buildings....................................      18,013            18,799
                  Machinery....................................      35,945            34,897
                  Furniture and fixtures.......................       5,030             4,514
                  Construction-in-progress.....................       6,150             1,364
                                                                   --------          --------
                                                                     66,033            60,469
                  Accumulated depreciation.....................     (23,597)          (24,326)
                                                                   --------          --------
                  Property, Plant and equipment, net...........    $ 42,436          $ 36,143
                                                                   ========          ========
Intangible Assets
                  Goodwill.....................................    $ 14,292          $  8,182
                  Accumulated amortization.....................        (316)             (191)
                                                                   --------          --------
                    Total......................................    $ 13,976          $  7,991
                                                                   ========          ========
                  Other intangible assets......................    $  9,553          $  1,963
                  Accumulated amortization.....................      (1,476)           (1,399)
                                                                   --------          --------
                    Total......................................    $  8,077          $    564
                                                                   ========          ========
Deferred Financing Costs
                  Deferred financing costs.....................    $  3,962          $  3,728
                  Accumulated amortization.....................        (399)             (214)
                                                                   --------          --------
                    Total......................................    $  3,563          $  3,514
                                                                   ========          ========



3.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid approximately $5.8 and $2.3 million in interest during the first two quarters ended July 3, 1998 and June 30, 1997, respectively. The Company paid no income taxes during the first two quarters of 1998 and 1997.

4.  LONG-TERM DEBT

     Long-term debt at July 3, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                                                July 3,   December 31,
                                                                                 1998         1997
                                                                                 ----         ----
 Citizens National Bank IRB................................................... $  1,959     $  2,042
 Various noncompete, license and patent agreements............................       65           78
 Notes to former stockholders.................................................       --       14,312
 LaSalle National Bank revolving line of credit...............................   29,272           --
 Clark Products, Inc. promissory note.........................................      515          600
 10.25% senior subordinated notes payable.....................................   98,450       98,374
 Note payable to the former shareholders of Avemarau Equipamentos Agricolas
    Ltda., noninterest-bearing and payable in four equal annual installments
    beginning December 1998 through December 2001.............................    5,760           --
 Various notes payable, bearing interest at rates ranging from 14.63% to
    19.63% and payable in varying amounts through 2002........................      614           --
 Norwest Bank Iowa revolving line of credit...................................       --        1,125
                                                                               --------     --------

          Total...............................................................  136,635      116,531
 Less -
     Current maturities.......................................................   (1,778)     (14,663)
                                                                               --------     --------
          Total long-term debt................................................ $134,857     $101,868
                                                                               ========     ========



     The indenture governing the Company's Senior Subordinated Notes and credit agreements provide for certain restrictive financial and non-financial covenants. The more significant of the non-financial covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. In addition, the Company is required to maintain a certain funded debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. The Company was in compliance with all covenants as of July 3, 1998.

     The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.

     In August 1998, LaSalle National Bank committed to refinance the existing credit facility with a new credit facility which includes a revolving line providing for borrowings up to a maximum of $55 million (limited based on a borrowing base) and a $35 million term loan. The new facility will bear interest at a floating rate per annum equal to (at the Company's option) 0.75% to 1.75% over LIBOR based on certain ratios of the Company or the prime rate. The Company is required to repay all outstanding indebtedness under the revolving line for a 30 consecutive day period in each calendar year. The term loan is payable in quarterly principal and interest installments over five years with a seven year amortization schedule. The new credit facility agreement will require the Company to maintain a certain debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. Borrowing under the new facility will be secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. The credit facility will terminate on the fifth anniversary of the closing date.

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

The following summarized unaudited pro forma financial information assumes the DMC acquisition had occurred on January 1, 1997:

                                                                        Three Months Ended
                                                             ----------------------------------------
                                                                   July 3,               June 30,
                                                                    1998                   1997
                                                                            (Unaudited)
                                                               (In thousands, except per share data)
                                                             ----------------------------------------
     Net sales..........................................           $ 64,386              $ 66,130
     Net income.........................................              1,479                 4,787
     Basic and diluted earnings loss per share..........                .74                  2.39



                                                                         Six Months Ended
                                                             ----------------------------------------
                                                                   July 3,               June 30,
                                                                    1998                   1997
                                                                            (Unaudited)
                                                               (In thousands, except per share data)
                                                             ----------------------------------------
     Net sales..........................................          $116,547              $103,302
     Net income.........................................               558                 3,808
     Basic and diluted earnings per share...............               .28                  1.90

     The pro forma results do not necessarily represent results that would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

     On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), a Brazilian manufacturer and supplier of poultry feeding equipment. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price for Avemarau Stock consisted of a cash down payment of $5.4 million and deferred payments of approximately $5.8 million payable through December 31, 2001. The stock purchase agreement also calls for a contingent payment of up to $5.3 million (based on net profit as defined), however management believes the probability of any contingent payment is remote. Further the Company paid approximately $7.6 million to the former stockholders of Avemarau for covenants not to compete. The noncompete agreements have a five year term which begins at the employees termination date. The Company also agreed to provide a minimum of $5.2 million infusion of capital equipment over the next four years. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.9 million to be amortized over 15 years. The purchase price was based on preliminary estimates and will be adjusted for any overstated assets or unrecorded liabilities in excess of $125,000.

6.  GUARANTOR SUBSIDIARIES

The Company's payment obligation under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Co., GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd., Cumberland do Brazil Ltda. and Avemarau Equipamentos Argicolas, Ltda. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

Presented below is unaudited condensed consolidating financial information for The GSI Group, Inc. ("Parent Company") and the Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not provide additional information that is material to investors.

Investments in subsidiaries are accounted for by the Parent Company on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                     JULY 3, 1998
                                                    (In thousands)


                                                         Parent         Guarantor
                                                        Company        Subsidiaries        Eliminations      Consolidated
                                                       --------        ------------      ------------      ------------

                                                        ASSETS
Current assets:
   Cash and cash equivalents.......................    $   (737)        $    737          $     --            $     --
   Accounts receivable, net........................      49,398            9,161           (16,614)             41,945
   Inventories, net................................      32,574           27,075            (1,336)             58,313
   Other current assets............................       6,591            1,129                --               7,720
                                                       --------         --------          --------            --------

   Total current assets............................      87,826           38,102           (17,950)            107,978

Property, plant and equipment, net.................      31,060           11,376                --              42,436
Goodwill...........................................       1,622           12,354                --              13,976
Investment in and advances to/from
   subsidiaries....................................      32,520          (19,809)          (12,929)                 --
Other long-term assets.............................       5,936            7,699                --              13,635
                                                       --------         --------          --------            --------

   Total assets....................................    $159,182         $ 49,722          $(30,879)           $178,025
                                                       ========         ========          ========            ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...............    $    338         $  1,440          $     --            $  1,778
   Accounts payable................................      15,982           15,190           (11,361)             19,811
   Accrued liabilities.............................      19,551            5,624                --              25,175
                                                       --------         --------          --------            --------

   Total current liabilities.......................      35,871           22,254           (11,361)             46,764

Long-term debt.....................................     126,065            8,792                --             134,857
Other long-term liabilities........................          --            2,087                --               2,087
                                                       --------         --------          --------            --------

   Total liabilities...............................     161,936           33,133           (11,361)            183,708

Stockholders' equity:
   Common stock....................................          20            8,763            (8,763)                 20
   Additional paid-in capital......................       2,473              516              (516)              2,473
   Cumulative translation adjustment..............           --           (1,939)               --              (1,939)
   Retained earnings (deficit).....................      20,286            9,249           (10,239)             19,296
   Treasury stock, at cost.........................     (25,533)              --                --             (25,533)
                                                       --------         --------          --------            --------

   Total stockholders' equity (deficit)............      (2,754)          16,589           (19,518)             (5,683)
                                                       --------         --------          --------            --------

Total liabilities and stockholders' equity.........    $159,182         $ 49,722          $(30,879)           $178,025
                                                       ========         ========          ========            ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JULY 3, 1998
                                (In thousands)


                                                     Parent     Guarantor
                                                     Company    Subsidiaries Eliminations    Consolidated
                                                     -------    ------------ ------------    ------------
Net sales..........................................  $57,220      $10,619      $(3,453)         $64,386
Cost of sales......................................   42,709        9,279       (2,953)          49,035
                                                     -------      -------      -------          -------
  Gross profit.....................................   14,511        1,340         (500)          15,351
Selling, general and administrative expenses.......    8,503        2,835          (42)          11,296
                                                     -------      -------      -------          -------
  Operating income (loss)..........................    6,008       (1,495)        (458)           4,055
Interest expense...................................   (2,811)        (483)          --           (3,294)
Other income (expense).............................      672            3           --              675
                                                     -------      -------      -------          -------
Income (loss) before income taxes..................    3,869       (1,975)        (458)           1,436
Provision (benefit) for income taxes...............        4          (47)          --              (43)
                                                     -------      -------      -------          -------
Income (loss) before equity in income of
  consolidated subsidiaries........................    3,865       (1,928)        (458)           1,479
Equity in income of consolidated subsidiaries......     (769)          --          769               --
                                                     -------      -------      -------          -------
Net income (loss)..................................  $ 3,096      $(1,928)     $   311          $ 1,479
                                                     =======      =======      =======          =======


                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             SIX MONTHS ENDED JULY 3, 1998
                                                    (In thousands)


                                                         Parent         Guarantor
                                                        Company        Subsidiaries     Eliminations      Consolidated
                                                       --------        ------------     ------------      ------------

Net sales..........................................    $108,968         $ 14,040          $ (6,461)           $116,547
Cost of sales......................................      82,841           12,041            (5,693)             89,189
                                                       --------         --------          --------            --------

   Gross profit....................................      26,127            1,999              (768)             27,358

Selling, general and administrative expenses.......      18,074            3,636               (24)             21,686
                                                       --------         --------          --------            --------

   Operating income (loss).........................       8,053           (1,637)             (744)              5,672

Interest expense...................................      (5,431)            (773)               --              (6,204)
Other income (expense).............................         879                3                --                 882
                                                       --------         --------          --------            --------

Income (loss) before income taxes..................       3,501           (2,407)             (744)                350
Provision (benefit) for income taxes...............          12             (220)               --                (208)
                                                       --------         --------          --------            --------
Income (loss) before equity in income of
   consolidated subsidiaries.......................       3,489           (2,187)             (744)                558
Equity in income of consolidated subsidiaries......      (2,187)              --             2,187                  --
                                                       --------         --------          --------            --------

Net income (loss)..................................    $  1,302         $ (2,187)         $  1,443            $    558
                                                       ========         ========          ========            ========

                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  THREE MONTHS ENDED JULY 3, 1998
                                                    (In Thousands)


                                                         Parent         Guarantor
                                                        Company        Subsidiaries     Eliminations      Consolidated
                                                       --------        ------------     ------------      ------------

Cash flows from operating activities...............    $ (4,389)        $ (2,359)         $     --            $ (6,748)
                                                       --------         --------          --------            --------

Cash flows from investing activities:
   Capital expenditures............................      (4,861)          (2,954)               --              (7,815)
   Other...........................................         817          (12,544)               --             (11,727)
                                                       --------         --------          --------            --------

   Net cash provided by (used in) investing
   activities......................................      (4,044)         (15,498)               --             (19,542)
                                                       --------         --------          --------            --------

Cash flows from financing activities:
   Advances (to) from affiliates...................     (14,385)          14,385                --                  --
   Net borrowings (payments) on debt...............      10,021            3,814                --              13,835
   Dividends.......................................      (5,687)              --                --              (5,687)
   Other...........................................        (430)              --                --                (430)
                                                       --------         --------          --------            --------

   Net cash provided by (used in) financing
   activities......................................     (10,481)          18,199                --               7,718
                                                       --------         --------          --------            --------

Change in cash and cash equivalents................     (18,914)             342                --             (18,572)

Cash and cash equivalents, beginning of period.....      18,177              395                --              18,572
                                                       --------         --------          --------            --------

Cash and cash equivalents, end of period...........    $   (737)        $    737                --            $     --
                                                       ========         ========          ========            ========

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first half of 1998 and 1997, the Company's international sales accounted for 31.1% and 25.9% of net sales, respectively. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting Latin America, Eastern Europe and the Far East where it believes the greatest potential for significant growth exists. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the recent financial crises in many countries in Southeast Asia has caused some agricultural producers to cancel orders or has led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a decline in the number of new orders that the Company has received from customers located in such region.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first half of 1998, the Company continued to benefit from modest price decreases in steel and polymers that occurred during 1997. There can be no assurances that these price decreases will continue or that prices for these materials will not increase in the future.

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

RESULTS OF OPERATIONS

Three Months Ended July 3, 1998 Compared to Three Months Ended June 30, 1997

     Net sales increased 10.0% or $5.8 million to $64.4 million in the second quarter of 1998 from $58.6 million in the same period of 1997. The increase resulted from increased sales of grain storage products resulting from the acquisition of DMC, offset by a slight decline in grain storage sales. Domestic sales of swine and poultry equipment decreased approximately 6% due to shrinking demand caused by delays in permits for construction and a flat poultry equipment market. International sales increased approximately 6% due to the establishment of sales offices in South Africa, Brazil, Malaysia and Mexico during 1997 and increased market penetration in Latin America.

     Gross profit increased to $15.4 million in the second quarter of 1998 or 23.8% of net sales from $15.3 million or 26.2% of net sales in the same period of 1997. This decrease in the gross profit percentage of net sales reflected the impact of cost inefficiencies associated with the introduction of two new product lines. These negative impacts were partially offset by increased sales, as well as the benefit of price increases in the grain storage product line.

     Selling, general and administrative expenses increased 40.4% or $3.3 million to $11.3 million in the second quarter of 1998 from $8.0 million in the same period of 1997. This increase was primarily due to a $1.5 million increase in selling, general and administrative compensation attributable to increased staffing and an increase of $0.8 million resulting from the acquisition of DMC. As a percentage of net sales, selling, general and administrative expenses increased to 17.5% in the second quarter of 1998 from 13.7% in the same period of 1997.

     Operating income decreased from $7.3 million in the second quarter of 1997 to $4.1 million in the same period of 1998. Operating income margins decreased to 6.3% of net sales in the second quarter of 1998 from 12.5% in the same period of 1997. These decreases were attributable to the increased selling, general and administrative expenses. The impact of the increased sales volume was offset by the start-up costs associated with the introduction of two new product lines.

     Interest expense increased $2.0 million for the second quarter of 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

     Net income decreased 73.9% or $4.2 million to $1.5 million for the second quarter of 1998 from $5.7 million in the same period of 1997.

Six Months Ended July 3, 1998 Compared to Six Months Ended June 30, 1997

     Net sales increased 26.5% or $24.4 million to $116.5 million in the first half of 1998 from $92.2 million in the same period of 1997. Of this 26.5% increase, 15.6% was due to increased sales of grain storage products resulting from the acquisition of DMC, increased demand for the winter discount program and a price increase. Approximately 10.8% of this increase was a result of increased international sales due to the establishment of sales offices in South Africa, Brazil, Malaysia and Mexico during 1997 and increased market penetration in Latin America.

     Gross profit increased to $27.4 million in the first half of 1998 or 23.5% of net sales from $22.4 million or 24.3% of net sales in the same period of 1997. This increase reflected the impact of increased sales, as well as the benefit of price increases in the grain storage product line. These positive impacts were offset by cost inefficiencies associated with new product introductions.

     Selling, general and administrative expenses increased 44.3% or $6.7 million to $21.7 million in the first half of 1998 from $15 million in the same period of 1997. This increase was primarily due to a $2.9 million increase in selling, general and administrative compensation attributable to increased staffing and an increase of $1.6 million resulting from the acquisition of DMC. As a percentage of net sales, selling, general and administrative expenses increased to 18.6% in the first half of 1998 from 16.3% in the same period of 1997.

     Operating income decreased from $7.3 million in the first half of 1997 to $5.7 million in the same period of 1998. Operating income margins decreased to 4.9% of net sales in the first half of 1998 from 7.9% in the same period of 1997. These decreases were attributable to the increased selling, general and administrative expenses. The impact of the increased sales volume was partially offset by the new product start-up costs.

     Interest expense increased $3.9 million for the first half of 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

     Net income decreased 88.1% or $4.1 million to $0.6 million for the first half of 1998 from $4.7 million in the same period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by temporary borrowings made under various credit agreements.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of July 3, 1998, the Company had $61.2 million of working capital, an increase of $12.2 million from working capital as of December 31, 1997. The increase in working capital was primarily due to increased accounts receivable and inventory partially offset by an increase in accounts payable, accrued expenses and customer deposits. A portion of the inventory, accounts receivable and accounts payable increases will be permanent in nature due to the establishment of international facilities.

     Operating activities used $6.7 million and $11.3 million in cash flow in each of the first six months of 1998 and 1997, respectively. This $4.6 million increase in cash flow was primarily the result of an decrease in other current assets of $6.0 million, an increase of accounts payable, accrued expenses and customer deposits of $5.0 million and an increase in accounts receivable and inventory of $3.2 million, offset by a decrease in adjusted net income of $3.2 million.

     Cash used in investing activities in the first half of 1998 and 1997 were $19.5 million and $2.3 million, respectively. This $17.2 million increase was primarily for the acquisition of Avemarau Equipamentos Agricolas Ltda. and capital expenditures. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of manufacturing and warehouse facilities. The Company anticipates that capital expenditures will average approximately $8.0 million to $9.0 million per year over the next five years, although 1998 will be approximately $12.0 million.

     Cash provided in financing activities in the first half of 1998 and 1997 were $7.7 million and $14.8 million, respectively. Net borrowings increased $6.0 million in 1998 which was offset by payments primarily to retire former shareholder debt of $14.3 million.

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

FORWARD-LOOKING STATEMENTS

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

Item 4. Submission of Matters to a Vote of Security Holders

     On June 4, 1998 the Company commenced a consent solicitation from holders of its 10 1/4% Senior Subordinated Notes due 2007 to amend certain provisions of the indenture governing such securities. The terms of the consent solicitation were amended on June 16, 1998, to provide consent payments to holders of the securities that delivered consents validly accepted by the Company. The consent solicitation was terminated by the Company before it expired on its own terms, with no consents being accepted by the Company and no consent payments being made.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits. See the Index to Exhibits which immediately precedes such exhibits and which is incorporated herein by reference.

     (b) Reports on Form 8-K.

          In a Current Report filed on Form 8-K dated June 4, 1998 the Company reported information pursuant to "Item 5. Other Events" in connection with entering into a letter of intent to acquire Avemarau Equipamentos Agricolas Ltda.

          In a Current Report filed on Form 8-K dated July 15, 1998 (as amended by a Current Report filed on Form 8-K/A dated July 27, 1998) the Company reported information pursuant to "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits" in connection with the purchase of the capital stock of Avemarau Equipamentos Agricolas Ltda.

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

Date: August 10, 1998

                               Index To Exhibits

          Exhibit No.                         Description of Exhibits
          -----------                         -----------------------
             27.1                             Financial Data Schedule