Form 10-Q
period 1998-10-02
GSI GROUP INC
filed 1998-11-12
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended October 2, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of November 6, 1998.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I-Financial Information
  Item 1. - Financial Statements
             Balance Sheets..............................................      3
             Statements of Operations....................................      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6
  Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................     15
  Item 3. - Quantitative and Qualitative Disclosures about Market Risk...     19
PART II-Other Information
  Item 1.     Legal Proceedings..........................................     20
  Item 2.     Changes in Securities and Use of Proceeds..................      *
  Item 3.     Defaults Upon Senior Securities............................      *
  Item 4.     Submission of Matters to a Vote of Security Holders........     20
  Item 5.     Other Information..........................................      *
  Item 6.     Exhibits and Reports on Form 8-K...........................     20

-------------
* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                          October 2,    December 31,
                                 Assets                                      1998           1997
   -----------------------------------------------------------------         ----           ----
Current Assets:
 Cash and cash equivalents..............................................   $  8,317        $ 18,572
 Accounts receivable, net...............................................     45,945          23,214
 Inventories, net.......................................................     50,061          46,882
 Prepaids...............................................................      2,625           8,165
 Other..................................................................      4,046           3,155
                                                                           --------        --------
   Total current assets.................................................    110,994          99,988
                                                                           --------        --------

Notes Receivable........................................................      1,084           1,084
                                                                           --------        --------

Long-Term Retainage.....................................................        579             579
                                                                           --------        --------

Property, Plant and Equipment, net......................................     46,227          36,143
                                                                           --------        --------

Other Assets:
 Goodwill, net..........................................................     13,585           7,991
 Other intangible assets, net...........................................      8,396             564
 Deferred financing costs, net..........................................      3,472           3,514
 Other..................................................................        766             246
                                                                           --------        --------
   Total other assets...................................................     26,219          12,315
                                                                           --------        --------
   Total assets.........................................................   $185,103        $150,109
                                                                           ========        ========

                 Liabilities and  Stockholders' Equity
   -----------------------------------------------------------------
Current Liabilities:
 Accounts payable.......................................................   $ 22,589        $ 11,948
 Dividend payable.......................................................        720           5,300
 Payroll and payroll related expenses...................................      6,420           3,843
 Deferred taxes.........................................................      1,158           1,234
 Accrued expenses.......................................................     12,521           9,067
 Customer deposits......................................................      3,954           4,883
 Current maturities of long-term debt...................................      7,421          14,663
                                                                           --------        --------
   Total current liabilities............................................     54,783          50,938
                                                                           --------        --------

Long-Term Debt, less current maturities.................................    134,171         101,868
                                                                           --------        --------

Deferred Income Taxes...................................................      1,747           2,087
                                                                           --------        --------

Commitments and Contingencies

Stockholders' Equity (Deficit):
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares)................         18              18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares)..................          2               2
 Paid-in capital........................................................      2,473           2,473
 Cumulative translation adjustment......................................     (1,979)           (869)
 Retained earnings......................................................     19,421          19,125
 Treasury stock, at cost................................................    (25,533)        (25,533)
                                                                           --------        --------
   Total stockholders' equity (deficit).................................   $ (5,598)       $ (4,784)
                                                                           --------        --------
   Total liabilities and stockholders' equity...........................   $185,103        $150,109
                                                                           ========        ========

      The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                  ---------------------------    ---------------------------
                                                  October 2,    September 30,    October 2,    September 30,
                                                     1998           1997            1998           1997
                                                  ----------    -------------    ----------    -------------
NET SALES.......................................  $  86,043       $  79,804      $ 202,590       $ 171,966
COST OF SALES...................................     66,953          59,781        156,141         129,593
                                                  ---------       ---------      ---------       ---------
    Gross profit................................     19,090          20,023         46,449          42,373
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES......................................     14,320           9,152         36,006          24,185
                                                  ---------       ---------      ---------       ---------
    Operating income............................      4,770          10,871         10,443          18,188
OTHER INCOME (EXPENSE):
  Interest expense..............................     (3,642)         (1,368)        (9,843)         (3,673)
  Interest income...............................        304              98            729             156
  Other, net....................................         32            (712)           485          (1,088)
                                                  ---------       ---------      ---------       ---------
    Income (loss) before income taxes...........      1,464           8,889          1,814          13,583
                                                  ---------       ---------      ---------       ---------
INCOME TAXES....................................       (120)             77           (328)             82
                                                  ---------       ---------      ---------       ---------
    Net income..................................  $   1,584       $   8,812      $   2,142       $  13,501
                                                  ---------       ---------      ---------       ---------
BASIC AND DILUTED EARNINGS PER SHARE:
    Net income..................................  $    0.79       $    4.41      $    1.07       $    6.75
                                                  ---------       ---------      ---------       ---------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     2,000,000       2,000,000      2,000,000       2,000,000
                                                  ---------       ---------      ---------       ---------

                The accompanying notes to financial statements
                   are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                   October 2,    September 30,
                                                                      1998           1997
                                                                   ----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.....................................................   $  2,142        $ 13,501
  Adjustments to reconcile net income to cash provided
   by operating activities:
    Depreciation and amortization................................      4,086           2,366
    Amortization of deferred financing costs.....................        394              --
    Gain on sale of assets.......................................       (345)             (9)
    Non-cash reduction of tax assets.............................       (416)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable........................................    (19,411)        (12,639)
      Inventories................................................       (304)         (9,810)
      Other current assets.......................................      5,303          (4,468)
      Accounts payable...........................................      8,944           5,303
      Accrued expenses and payroll and payroll related expenses..      4,530           3,866
      Customer deposits..........................................       (925)         (1,518)
                                                                    --------        --------
        Net cash flows provided by (used in) operating
          activities.............................................      3,998          (3,408)
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...........................................    (13,220)         (3,061)
  Proceeds from sale of fixed assets.............................      1,612              68
  Payments received on notes receivable..........................         --             201
  Acquisition of Clark Products, Inc., net of cash acquired......         --            (866)
  Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
   of cash acquired..............................................     (4,954)             --
  Payment for noncompete agreement with former stockholders of
   Avemarau Equipamentos Agricolas Ltda..........................     (7,590)             --
  Other..........................................................       (919)           (286)
                                                                    --------        --------
        Net cash flows used in investing activities..............    (25,071)         (3,944)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on former shareholder loans...........................    (14,312)             --
  Proceeds from issuance of long-term debt.......................     35,000              --
  Payments on long-term debt.....................................     (1,700)         (2,420)
  Deferred financing costs.......................................       (709)             --
  Net borrowings (payments) under line-of-credit agreement.......     (1,125)         16,797
  Dividends......................................................     (6,426)         (5,514)
  Other..........................................................         90            (131)
                                                                    --------        --------
        Net cash flows provided by financing activities..........     10,818           8,732
                                                                    --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................   $(10,255)       $  1,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................     18,572           1,490
                                                                    --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................   $  8,317        $  2,870
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

     In the opinion of management, the accompanying unaudited financial statements of the Company contain adjustments which are of a normal recurring nature necessary to present fairly the financial position as of October 2, 1998 and September 30, 1997 and the results of operations and cash flows for the periods indicated in accordance with generally accepted accounting principals. Interim financial results are not necessarily indicative of operating results for an entire year.

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

     The components of Comprehensive Income for the periods presented are as follows:

                                                      October 2,     Sept 30,
                                                         1998          1997
                                                      ----------     --------
Net Income.........................................    $ 2,142        $13,501
Cumulative Translation Adjustment..................     (1,110)            --
                                                       -------        -------
  Comprehensive Income.............................    $ 1,032        $13,501
                                                       =======        =======

2.  Detail Of Certain Assets

                                                                              As of
                                                                 -------------------------------
                                                                  October 2,       December 31,
                                                                 ------------      -------------
                                                                     1998              1997
                                                                 ------------      -------------
Accounts Receivable                                                      (In thousands)
                                                                 -------------------------------
                  Trade receivables............................     $ 47,571           $ 25,050
                  Allowance for doubtful accounts..............       (1,626)            (1,836)
                                                               -------------     --------------
                     Total.....................................     $ 45,945           $ 23,214
                                                               =============     ==============
Inventories
                  Raw materials................................     $ 10,513           $  8,883
                  Work-in-process..............................        9,011             12,464
                  Finished goods...............................       30,537             25,535
                                                               -------------     --------------
                     Total.....................................     $ 50,061           $ 46,882
                                                               =============     ==============
Property, Plant and Equipment
                  Land.........................................     $    895           $    895
                  Buildings....................................       18,964             18,799
                  Machinery....................................       37,497             34,897
                  Furniture and fixtures.......................        5,110              4,514
                  Construction-in-progress.....................        8,618              1,364
                                                               -------------     --------------
                                                                      71,084             60,469
                  Accumulated depreciation.....................      (24,857)           (24,326)
                                                               -------------     --------------
                  Property, plant and equipment, net...........     $ 46,227           $ 36,143
                                                               =============     ==============
Intangible Assets
                  Goodwill.....................................     $ 14,072           $  8,182
                  Accumulated amortization.....................         (487)              (191)
                                                               -------------     --------------
                     Total.....................................     $ 13,585           $  7,991
                                                               =============     ==============

                  Other intangible assets......................     $  9,323           $  1,963
                  Accumulated amortization.....................         (927)            (1,399)
                                                               -------------     --------------
                     Total.....................................     $  8,396           $    564
                                                               =============     ==============
Deferred Financing Costs
                  Deferred financing costs.....................     $  3,821           $  3,728
                  Accumulated amortization.....................         (349)              (214)
                                                               -------------     --------------
                     Total.....................................     $  3,472           $  3,514
                                                               =============     ==============

3.  Supplemental Cash Flow Information

     The Company paid approximately $6.5 and $3.5 million in interest during the three quarters ended October 2, 1998 and September 30, 1997, respectively. The Company paid $1.3 and $0.2 million in income taxes during the first three quarters of 1998 and 1997.

4.  Long-Term Debt

     Long-term debt at October 2, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                                                   October 2,       December 31,
                                                                                      1998              1997
                                                                                   -----------      ------------
Citizens National Bank IRB......................................................    $   1,917          $  2,042
Various noncompete, license and patent agreements...............................           65                78
Notes to former stockholders....................................................           --            14,312
LaSalle National Bank revolving line of credit..................................           --                --
LaSalle National Bank term note payable with variable interest based on the bank's floating prime rate or a LIBOR-based rate (ranging from 7.2% to 8.5%
   at October 2, 1998) due $1,250 quarterly through June 2003, secured by
   substantially all of the tangible and intangible property....................       33,750                --
Clark Products, Inc. promissory note............................................          472               600
10.25% senior subordinated notes payable........................................       98,491            98,374
Note payable to the former shareholders of Avemarau Equipamentos Agricolas
   Ltda., noninterest-bearing and payable in four equal annual installments
   beginning December 1998 through December 2001................................        5,613                --
Various notes payable, bearing interest at rates ranging from 14.63% to
 19.63% and payable in varying amounts through 2002.............................        1,284                --
Norwest Bank Iowa revolving line of credit......................................           --             1,125
                                                                                    ---------          --------
          Total.................................................................      141,592           116,531
Less -
     Current maturities.........................................................       (7,421)          (14,663)
                                                                                    ---------          --------
          Total long-term debt..................................................    $ 134,171          $101,868
                                                                                    =========          ========

     The indenture governing the Company's Senior Subordinated Notes and credit agreements provide for certain restrictive financial and non-financial covenants. The more significant of the non-financial covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. In addition, the Company is required to maintain a certain funded debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. The Company was in compliance with all covenants as of October 2, 1998.

     The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.

     On August 19, 1998, LaSalle National Bank refinanced the existing credit facility with a new credit facility which includes a revolving line providing for borrowings up to a maximum of $55 million (limited based on a borrowing base) and a $35 million term loan. The new facility bears interest at a floating rate per annum equal to (at the Company's option) 0.75% to 1.75% over LIBOR based on certain ratios of the Company or the prime rate. The Company is required to repay all outstanding indebtedness under the revolving line for a 30 consecutive day period in each calendar year. The term loan is payable in quarterly principal and interest installments over five years with a seven year amortization schedule. The new credit facility agreement requires the Company to maintain a certain debt to EBITDA ratio, fixed charge coverage ratio and certain levels of EBITDA. Borrowings under the new facility are secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. The credit facility will terminate on the fifth anniversary of the closing date. On October 30, 1998, LaSalle and the Company amended the credit facility to reduce the maximum borrowing under the revolving line to $25 million. It is anticipated that the financial covenants contained in the new facility will be renegotiated prior to December 31, 1998 to ensure that the Company is in compliance with the Credit facility.

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

The following summarized unaudited pro forma financial information assumes the DMC acquisition had occurred on January 1, 1997:

                                                    Three Months Ended
                                           -------------------------------------
                                           October 2,                Sept 30,
                                              1998                     1997
                                                        (Unaudited)
                                           (In thousands, except per share data)
                                           -------------------------------------
     Net sales............................  $ 86,043                $ 93,743
     Net income...........................     1,584                   9,786
     Basic and diluted income per share...       .79                    4.89


                                                     Nine Months Ended
                                           -------------------------------------
                                           October 2,                Sept 30,
                                              1998                     1997
                                                        (Unaudited)
                                           (In thousands, except per share data)
                                           -------------------------------------
     Net sales............................  $202,590                $196,505
     Net income...........................     2,142                  13,318
     Basic and diluted income per share...      1.07                    6.66

     The pro forma results do not necessarily represent results that would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

     On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), a Brazilian manufacturer and supplier of poultry feeding equipment. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price for Avemarau stock consisted of a cash down payment of $5.4 million and deferred payments of approximately $5.8 million payable through December 31, 2001. The stock purchase agreement also calls for a contingent payment of up to $5.3 million (based on net profit as defined), however management believes the probability of any contingent payment is remote. Further the Company paid approximately $7.6 million to the former stockholders of Avemarau for covenants not to compete. The noncompete agreements have a five year term which begins at the employees' termination date. The Company also agreed to provide a minimum of $5.2 million infusion of capital equipment over the next four years. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.9 million to be amortized over 15 years. The purchase price was based on preliminary estimates and will be adjusted for any overstated assets or unrecorded liabilities in excess of $125,000.

6. Guarantor Subsidiaries

The Company's payment obligation under the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Co., GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd., Cumberland do Brazil Ltda. and Avemarau ( the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 2, 1998
                                (In thousands)

                                               Parent      Guarantor
                                               Company    Subsidiaries    Eliminations    Consolidated
                                              --------    ------------    ------------    ------------
                                               ASSETS

Current assets:
  Cash and cash equivalents.................  $  6,357      $  1,960        $     --        $  8,317
  Accounts receivable, net..................    39,085        13,755          (6,895)         45,945
  Inventories, net..........................    29,496        21,822          (1,257)         50,061
  Other current assets......................    13,342           777          (7,448)          6,671
                                              --------      --------        --------        --------

  Total current assets......................    88,280        38,314         (15,600)        110,994

Property, plant and equipment, net..........    33,997        12,230              --          46,227
Goodwill....................................     1,607        11,978              --          13,585
Investment in and advances to/from
 subsidiaries...............................    39,384       (29,138)        (10,246)             --
Other long-term assets......................     6,727         7,570              --          14,297
                                              --------      --------        --------        --------

  Total assets..............................  $169,995      $ 40,954        $(25,846)       $185,103
                                              ========      ========        ========        ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........  $  5,339      $  2,082        $     --        $  7,421
  Accounts payable..........................    16,760        12,724          (6,895)         22,589
  Accrued liabilities.......................    21,156         3,617              --          24,773
                                              --------      --------        --------        --------

  Total current liabilities.................    43,255        18,423          (6,895)         54,783

Long-term debt..............................   128,581         5,590              --         134,171
Other long-term liabilities.................        --         1,747              --           1,747
                                              --------      --------        --------        --------

  Total liabilities.........................   171,836        25,760          (6,895)        190,701

Stockholders' equity:
  Common stock..............................        20         8,763          (8,763)             20
  Additional paid-in capital................     2,473         1,283          (1,283)          2,473
  Cumulative translation adjustment.........        --        (1,979)             --          (1,979)
  Retained earnings (deficit)...............    21,199         7,127          (8,905)         19,421
  Treasury stock, at cost...................   (25,533)           --              --         (25,533)
                                              --------      --------        --------        --------

  Total stockholders' equity (deficit)......    (1,841)       15,194         (18,951)         (5,598)
                                              --------      --------        --------        --------

Total liabilities and stockholders' equity..  $169,995      $ 40,954        $(25,846)       $185,103
                                              ========      ========        ========        ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED OCTOBER 2, 1998
                                (In thousands)

                                                   Parent      Guarantor
                                                   Company    Subsidiaries    Eliminations     Consolidated
                                                   -------    ------------    ------------     ------------
Net sales......................................    $67,401         $20,180         $(1,538)         $86,043
Cost of sales..................................     51,921          15,807            (775)          66,953
                                                   -------         -------         -------          -------

    Gross profit...............................     15,480           4,373            (763)          19,090

Selling, general and administrative expenses...      8,824           5,472              24           14,320
                                                   -------         -------         -------          -------

    Operating income (loss)....................      6,656          (1,099)           (787)           4,770

Interest expense...............................     (2,449)         (1,193)             --           (3,642)
Other income (expense).........................        320              16              --              336
                                                   -------         -------         -------          -------

Income (loss) before income taxes..............      4,527          (2,276)           (787)           1,464
Provision (benefit) for income taxes...........         34            (154)             --             (120)
                                                   -------         -------         -------          -------
Income (loss) before equity in income of
 consolidated subsidiaries.....................      4,493          (2,122)           (787)           1,584
Equity in income of consolidated subsidiaries..     (2,121)             --           2,121               --
                                                   -------         -------         -------          -------

Net income (loss)..............................    $ 2,372         $(2,122)        $ 1,334          $ 1,584
                                                   =======         =======         =======          =======

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED OCTOBER 2, 1998
                                (In thousands)

                                                    Parent     Guarantor
                                                    Company   Subsidiaries    Eliminations     Consolidated
                                                    -------   ------------    ------------     ------------
Net sales......................................    $176,369        $34,220         $(7,999)        $202,590
Cost of sales..................................     134,762         27,847          (6,468)         156,141
                                                   --------        -------         -------         --------

    Gross profit...............................      41,607          6,373          (1,531)          46,449

Selling, general and administrative expenses...      26,898          9,108              --           36,006
                                                   --------        -------         -------         --------

    Operating income (loss)....................      14,709         (2,735)         (1,531)          10,443

Interest expense...............................      (7,877)        (1,966)             --           (9,843)
Other income (expense).........................       1,195             19              --            1,214
                                                   --------        -------         -------         --------

Income (loss) before income taxes..............       8,027         (4,682)         (1,531)           1,814
Provision (benefit) for income taxes...........          46           (374)             --             (328)
                                                   --------        -------         -------         --------
Income (loss) before equity in income of
 consolidated subsidiaries.....................       7,981         (4,308)         (1,531)           2,142
Equity in income of consolidated subsidiaries..      (4,308)            --           4,308               --
                                                   --------        -------         -------         --------

Net income (loss)..............................    $  3,673        $(4,308)        $ 2,777         $  2,142
                                                   ========        =======         =======         ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED OCTOBER 2, 1998
                                (In Thousands)

                                                    Parent     Guarantor
                                                    Company   Subsidiaries    Eliminations     Consolidated
                                                    -------   ------------    ------------     ------------
Cash flows from operating activities...........    $ 16,768       $(12,770)        $    --         $  3,998
                                                   --------       --------         -------         --------

Cash flows from investing activities:
  Capital expenditures.........................     (11,346)        (1,874)             --          (13,220)
  Other........................................         693        (12,544)             --          (11,851)
                                                   --------       --------         -------         --------

  Net cash provided by (used in) investing
  activities...................................     (10,653)       (14,418)             --          (25,071)
                                                   --------       --------         -------         --------

Cash flows from financing activities:
  Advances (to) from affiliates................     (28,753)        28,753              --               --
  Net borrowings (payments) on debt............      17,863             --              --           17,863
  Dividends....................................      (6,426)            --              --           (6,426)
  Other........................................        (619)            --              --             (619)
                                                   --------       --------         -------         --------

  Net cash provided by (used in) financing
  activities...................................     (17,935)        28,753              --           10,818
                                                   --------       --------         -------         --------

Change in cash and cash equivalents............     (11,820)         1,565              --          (10,255)

Cash and cash equivalents, beginning of period.      18,177            395              --           18,572
                                                   --------       --------         -------         --------

Cash and cash equivalents, end of period.......    $  6,357       $  1,960              --         $  8,317
                                                   ========       ========         =======         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products also can impact sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. However, the Company believes that historically low swine prices will continue to effect negatively the sales of its swine equipment, and, therefore, its results of operations and financial condition.

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first three quarters of 1998 and 1997, the Company's international sales accounted for 26.0% and 21.7% of net sales, respectively. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. The cost of establishing these facilities has been significant and has had an adverse effect on the Company's results of operations. In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. While the Company anticipates that sales will continue to be generated worldwide, the Company is targeting Latin America where it believes the greatest potential for significant growth exists. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the recent financial crises in many countries in Southeast Asia and financial uncertainty in Latin America have caused some agricultural producers to cancel orders or have led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities and/or equipment. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a decline in the number of new orders that the Company has received from customers located in such region. In addition, any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first three quarters of 1998, the Company continued to benefit from modest price decreases in steel and polymers that occurred during 1997. There can be no assurances that these price decreases will continue or that prices for these materials will not increase in the future.

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

Results of Operations

Three Months Ended October 2, 1998 Compared to Three Months Ended September 30, 1997

     Net sales increased 7.8% or $6.2 million to $86.0 million in the third quarter of 1998 from $79.8 million in the same period of 1997. This increase resulted from the acquisition of DMC and Avemarau and increased sales of grain storage products, offset by lost sales from the shut down of the Company's North Carolina retail stores and reduced demand for swine equipment caused by historically low swine prices and construction permit delays.

     Gross profit decreased to $19.1 million in the third quarter of 1998 or 22.2% of net sales from $20.0 million or 25.1% of net sales in the same period of 1997. This decrease in the gross profit percentage of net sales reflected the impact of cost inefficiencies associated with the introduction of two new product lines and an increase in the absorption of overhead due to lower than anticipated sales volume in the swine and poultry product lines.

     Selling, general and administrative expenses increased 56.5% or $5.2 million to $14.3 million in the third quarter of 1998 from $9.2 million in the same period of 1997. This increase resulted from the acquisition of DMC and Avemarau and increases in international operations staffing. As a percentage of net sales, selling, general and administrative expenses increased to 16.6% in the third quarter of 1998 from 11.5% in the same period of 1997.

     Operating income decreased from $10.9 million in the third quarter of 1997 to $4.8 million in the same period of 1998. Operating income margins decreased to 5.5% of net sales in the third quarter of 1998 from 13.6% in the same period of 1997. These decreases were attributable to the increased selling, general and administrative expenses and reduced margins. The impact of the increased sales volume was offset by the start-up costs associated with the introduction of two new product lines.

     Interest expense increased $2.3 million for the third quarter of 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

     Net income decreased 82.0% or $7.2 million to $1.6 million for the third quarter of 1998 from $8.8 million in the same period of 1997.

Nine Months Ended October 2, 1998 Compared to Nine Months Ended September 30,
1997

     Net sales increased 17.8% or $30.6 million to $202.6 million in the first three quarters of 1998 from $172.0 million in the same period of 1997. This increase was due primarily to the acquisition of DMC and Avemarau, increased demand for the winter discount program and a price increase. These sales increases were offset by a decrease in domestic swine and poultry equipment sales due to reduced demand caused by delays in permits for construction, historically low swine prices, lost sales from the shutdown of the Company's North Carolina retail stores and a flat poultry equipment market.

     Gross profit increased to $46.4 million in the first three quarters of 1998 or 22.9% of net sales from $42.4 million or 24.6% of net sales in the same period of 1997. This increase reflected the impact of increased sales, as well as the benefit of price increases in the grain storage product line. The decrease in the gross profit percentage of net sales reflected the impact of cost inefficiencies associated with new product introductions and the increased absorption of overhead due to lower than anticipated sales volume in the swine and poultry product lines.

     Selling, general and administrative expenses increased 48.9% or $11.8 million to $36.0 million in the first three quarters of 1998 from $24.2 million in the same period of 1997. This increase resulted from the acquisition of DMC and Avemarau and increases in international operations staffing. As a percentage of net sales, selling, general and administrative expenses increased to 17.8% in the first three quarters of 1998 from 14.1% in the same period of 1997.

     Operating income decreased from $18.2 million in the first three quarters of 1997 to $10.4 million in the same period of 1998. Operating income margins decreased to 5.2% of net sales in the first three quarters of 1998 from 10.6% in the same period of 1997. These decreases were attributable to the increased selling, general and administrative expenses. The impact of the increased sales volume was partially offset by the new product start-up costs.

     Interest expense increased $6.2 million for the first three quarters of 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

     Net income decreased 84.1% or $11.4 million to $2.1 million for the first three quarters of 1998 from $13.5 million in the same period of 1997.

Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of October 2, 1998, the Company had $56.2 million of working capital, an increase of $7.1 million from working capital as of December 31, 1997. The increase in working capital was primarily due to increased accounts receivable partially offset by an increase in accounts payable and accrued expenses. A portion of the accounts receivable and accounts payable increases will be permanent in nature due to the establishment of the international facilities.

     Operating activities provided $4.1 million in cash flow in the first nine months of 1998 while operating activities used $3.4 million in cash flow in the same period of 1997. This $7.5 million increase in cash flow was primarily the result of a decrease in other current assets and inventory of $19.3 million, an increase of accounts payable and accrued expenses of $4.3 million, offset by an increase in accounts receivable of $6.8 million and a decrease in adjusted net income of $11.4 million.

     Cash used in investing activities in the first nine months of 1998 and 1997 were $25.1 million and $3.9 million, respectively. This $21.2 million increase was primarily for the acquisition of Avemarau and capital expenditures. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of manufacturing and warehouse facilities.

     Cash provided in financing activities in the first three quarters of 1998 and 1997 were $10.7 million and $8.7 million, respectively. Net borrowings increased $17.1 million in the first three quarters of 1998 which was offset by payments primarily to retire former shareholder debt of $14.3 million.

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

Year 2000 Issues

     The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's operations (the "year 2000" or "Y2K" issue). If the Company or its significant suppliers or customers fail to make necessary modifications, conversions and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, operations, cash flow and financial condition. However, the effect cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration or ultimate impact of noncompliance by suppliers, customers and third parties that have no direct relationship to the Company. The Company believes that its competitors face a similar risk. The Company has not fully assessed the cost associated with these compliance projects. However, based upon current information the Company expects these costs to range from $0.2 to $0.5 million.

     In 1997, the Company began identifying non-compliant software and identified three categories of software and systems that require attention:

     (1) information technology ("IT") systems, such as mainframes, PCs, networks and production control systems

     (2) non-IT systems, such as equipment, machinery, climate control and security systems, which may contain microcontrollers with embedded technology, and

     (3)  supplier and customer IT and non-IT systems

     The Company intends to fix or replace non-compliant IT and non-IT software and systems. The failure to address these systems issues on a timely basis may result in a disruption of the manufacturing process and the Company's ability to efficiently conduct business. Currently, the Company's compliance projects are at different phases of completion. Domestic IT system projects are approximately 85% complete and domestic non-IT system projects are approximately 50% complete. All IT and non-IT system projects for the Company's international subsidiaries are approximately 50% complete. The Company's current target is to resolve all year 2000 compliance issues by June 30, 1999.

     The Company is also assessing the compliance of its major customers and suppliers. The Company believes that customers and suppliers present the area of greatest risk in part because of the Company's limited ability to influence actions of third parties and in part because of the Company's inability to estimate the level and impact of noncompliance by these third parties. Issues with a significant portion of the Company's customers in processing and paying invoices could impact the Company's cash flows and financial liquidity. A prolonged interruption in the supply of essential services or products could adversely effect the Company's operations and ability to generate revenues. In the event that the Company identifies potential problems with a service provider or supplier, it will attempt to obtain services and products from other available sources. The Company is in the process of conducting formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K compliance plans by June 30, 1999.

     Finally, the Company is developing contingency plans that assume some estimated level of noncompliance by, or business disruption to, suppliers and customers. The contingency plans will include development of the capabilities to process critical transactions manually. The Company intends to have contingency plans finalized by the third quarter of 1999.

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

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 2, 1998

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

                                       The GSI Group, Inc.


                                       By: /s/ John W. Funk

                                       John W. Funk, Director, Chief Financial
                                       Officer, Secretary and General Counsel
                                       (Authorized Signatory and Principal
                                       Financial Officer)

Date: November 12, 1998

                               Index to Exhibits


      Exhibit No.    Description of Exhibits
      -----------    -----------------------
         10.1        Third Amended and Restated Loan and Security Agreement,
                     dated August 19, 1998 between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender

         10.2 First Amendment to Third Amended and Restated Loan and Security Agreement, dated October 30, 1998 between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender

         27.1        Financial Data Schedule