Form 10-K405
period 1998-12-31
GSI GROUP INC
filed 1999-03-31
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K


         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of March 29, 1999.


                  Documents Incorporated by Reference:  None

                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I
  Item 1.  Business.........................................................  3
  Item 2.  Properties.......................................................  9
  Item 3.  Legal Proceedings................................................ 10
  Item 4.  Submission of Matters to a Vote of Security Holders.............. 10

PART II
  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.............................................. 11
  Item 6.  Selected Financial Data.......................................... 12
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 13

  Item 7A. Quantative and Qualitative Disclosure About Market Risk.......... 18
  Item 8.  Financial Statements and Supplementary Data...................... 19
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 44


PART III
  Item 10. Directors and Executive Officers of the Registrant............... 44
  Item 11. Executive Compensation........................................... 45
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................... 47
  Item 13. Certain Relationships and Related Transactions................... 47

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................... 48

                                       2

                                    PART I

ITEM 1. BUSINESS.

Note on Forward-Looking Statements

   This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of The GSI Group, Inc. (the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved. The Company's plans, objectives and expectations are difficult to forecast and could differ materially from those projected in the forward-looking statements.

General

   The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems. The Company markets its agricultural products in approximately 75 countries through a network of over 1,650 independent dealers to grain, swine and poultry producers primarily under its GSI(R), AP/TM/ and Cumberland(R) brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

   The primary users of the Company's grain storage, drying and handling products are farm operators or commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc., that operate feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, drying and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering. The Company's feeding and ventilation systems are used primarily by growers that raise swine and poultry, typically on a contract basis for large integrators such as Murphy Family Farms, Perdue Farms Incorporated and Tyson Foods, Inc. Because swine and poultry growers are partially compensated by integrators based on the efficiency with which they convert feed to meat (the "feed-to-meat ratio"), they seek to purchase systems which minimize the feed-to-meat ratio. As a result of its proprietary designs, the Company believes that its swine and poultry systems are the most effective in the industry in serving this customer objective.

   The industry in which the Company operates is characterized both domestically and internationally by a few large companies with broad product offerings and numerous small manufacturers of niche product lines. Domestically, the Company intends to build on its established presence in the grain, swine and poultry markets. Internationally, the Company intends to capitalize on opportunities arising from still-developing agricultural industries. The Company believes that less functionally sophisticated and efficient grain storage systems used by facilities located outside the U.S. and Western Europe, which experience relatively high levels of grain spoilage and loss, are likely to be replaced by more modern systems. The Company also believes that the population growth occurring in the Company's international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry, and to a lesser extent, pork. The Company believes that it is well-positioned to capture increases in worldwide demand for its products resulting from these industry trends because of its leading brand names, broad and diversified product lines, strong distribution network and high-quality product. The economic uncertainty experienced by the international markets in the past 18 months has led to a slowdown in these industry trends.

   The Company was incorporated in Delaware on April 30, 1964. The Company's principal executive office is located at 1004 East Illinois Street, Assumption, Illinois 62510 and its telephone number is (217) 226-4421.

Company Strengths

   Market Leader. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems.

   Provider of Fully-Integrated Systems. The Company offers a broad range of products that permits customers to purchase all of their grain, swine and poultry production needs from one supplier. The Company believes that providing fully-integrated systems significantly lowers total production costs and enhances producer productivity by offering compatible products designed to promote synergies and achieve maximum operating results. Dealers who purchase fully-integrated systems also benefit from lower administrative and shipping costs and the ease of dealing with a single supplier. The Company intends to maintain its position as a provider of fully-integrated systems by continuing to offer the most complete line of products available within its markets and by developing and introducing new products within its existing lines.

   Brand Name Recognition and Reputation for Quality Products and Service. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI(R), AP/TM/ and Cumberland(R) brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

   Effective and Established Distribution Network. The Company believes that its development of a highly effective and established distribution network affords it significant competitive advantages. The Company's distribution network consists of over 1,650 independent dealers that market the Company's products in approximately 75 countries throughout the world. The breadth and scope of the Company's distribution network makes its products readily available in each of the Company's markets and lowers transportation costs for its customers. Dealers are carefully selected and trained to ensure high levels of customer service. In addition, the Company has experienced a very low turn-over rate of its dealers since the Company's inception, which promotes consistency and stability to customers.

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


Business Strategy

   The Company's objective is to capitalize on its strengths through the implementation of its business strategy, which includes the following principal elements:

   Capitalize on Opportunities in International Markets. The Company intends to continue to leverage its worldwide brand name recognition, leading market positions and international distribution network to capture the demand for its products that exists in the international marketplace. The Company believes that increasing the diversity of both its customer base and geographic coverage by expanding its international operations will mitigate the effect of future reductions in demand within any of its individual product lines, or within a particular geographic selling region.

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

   Trim Expenses and Improve Profitability. The Company intends to focus on improving its financial performance by reducing non-strategic expenses and streamlining the processes at all levels of the organization.

Acquisition of Business

   On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), South America's largest manufacturer and supplier of poultry feeding equipment.

   The acquisition of Avemarau will expand the Company's international presence by making GSI the leading manufacturer and supplier of poultry equipment in South America. The Company intends to manufacture and sell its Cumberland(R) product line, including its HI-LO(R) poultry feeding systems, its Cumberland/Clark drinkers and its bulk feed tanks, in South America through Avemarau. Avemarau's manufacturing capabilities and distribution network will also provide the Company with access to the expanding hog equipment market in Brazil.

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

   Demand for grain and the required infrastructure for grain storage, drying and handling is driven by several factors, including the need for grain for worldwide production of swine, poultry and beef. The Company believes that less functionally sophisticated and efficient grain storage facilities located outside the U.S. and Western Europe, which experience higher levels of grain spoilage and loss, are over time likely to be replaced by more modern equipment. The Company also believes that these dynamics will continue to support domestic and international demand for the Company's grain storage, drying and handling systems. However, the recent economic weakness experienced by many international markets is currently depressing demand in those markets.

   Demand for the Company's swine and poultry feeding equipment and feed storage and delivery systems is impacted by the rate of economic and population growth occurring in international markets. As disposable incomes increase in these international markets, consumers have in the past and should in the future devote larger portions of their income to improved and higher protein-based diets. In the past, this trend has stimulated stronger demand for meat, specifically poultry and, to a lesser extent, pork, as these meats provide more cost-effective sources of animal protein than beef. The recent economic weakness experienced by many international markets and the impact of environmental regulations in the U.S. has led to a dramatic decrease in the demand for the Company's hog equipment.

   The Company's sales of grain equipment have historically been affected by feed and grain prices, acreage planted, crop yields, demand, government policies, government subsidies and other factors beyond the Company's control. Weather conditions also can adversely impact the agricultural industry and delay planned construction activity, resulting in fluctuating demand for the Company's grain equipment and delayed or lost revenues. Increases in feed and grain prices have in the past resulted in a decline in sales of feeding, watering and ventilation systems.

The Company's sales of swine and poultry equipment historically have been affected by the level of construction activity by swine and poultry producers, which is affected by feed prices, environmental regulations and domestic and international demand for pork and poultry.


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

   Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI(R) and Grain King(R) brand names. The Company's grain handling equipment offers ease of integration into Company or competitor systems and enables the Company to offer a fully-integrated product line to grain producers.

 Swine Product Line

   The Company's swine equipment consists of the following products:

   Feeding Systems. The Company manufactures and markets its swine feeding products under its AP/TM/ brand name. The Company designs and implements custom swine feeding systems to fit both the general industry needs of the different types of swine producers and the specialized needs of individual swine producers. The Company's swine feeding systems generally consist of a feed storage bin located outside of the swine building and a feed delivery system, which conveys the feed to and through the building to drop feed dispensers suspended within the building. The drop feed dispensers provide individualized feeding through automatic times. The Company's swine feed storage bins are manufactured with precision die-cut, high tensile corrugated steel and assembled with an exclusive water tight sealing system and specially die-formed eaves, and include the Auto-Lok/TM/ access system, which allows for efficient systems monitoring. The Company's swine feed delivery systems consist of the Flex-Flo/TM/ System and the Chain Disk System. The Flex-Flo/TM/ System uses high-quality tensile steel augers and precision control devices to reach all drop feeders within a system. The Chain Disk System handles high capacities of feed at long distances with multiple turns. The Company believes that its swine drop feeders are superior to its competitors' products due to their ease of installation and maintenance, ability to handle high volumes of feed, accurate eye-level scales and strong, durable all-plastic construction that eliminates corrosion.

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

   Hatching Systems. The Company manufactures and markets commercial incubation systems for the poultry industry, with capacities of up to 115,200 eggs, under its Cumberland(R) brand name. The Company provides incubation systems for producers that grow each of the following types of poultry: breeders (chickens grown to lay eggs); broilers (chickens grown for human consumption); and turkey. The Company believes that its incubation products are distinguished by their efficient use of space, reliable control panels, effective airflow mechanisms, versatility and durability, ease of access and sophistication of tracking devices.

   In 1998, 1997 and 1996, no single class of the Company's products accounted for 10% or more of the Company's net sales.

Product Distribution

   The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company's dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end-users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turn-over rate of its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high-level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

   The Company also maintains a sales force to provide oversight services for the Company's distribution network, interact with integrators and end users, recruit additional dealers for the Company's products, and educate the dealers on the uses and functions of the Company's products. The Company further supports and markets its products with a technical service and support team, which provides training and advice to dealers and end users regarding installation, operation and service of products and, when necessary, on-site service.

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

New Product Development

   The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.7 million, $1.6 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company charges research and development costs to operations as incurred.

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

Backlog

  Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 1998 was $24.6 million compared to $29.4 million at December 31, 1997. The Company believes that all such backlog will be filled by the end of 1999.

Patents and Trademarks

  The Company protects its technological and proprietary developments. The Company currently has several active U.S. and foreign patents, trademarks and various licenses for other intellectual property. While the Company believes its patents, trademarks and licensed information have significant value, the Company does not believe that its competitive position or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

Employees

  As of December 31, 1998, the Company had 1,799 employees, of which 1,666 were permanent and 133 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.



ITEM 2. PROPERTIES.

  The principal properties of The GSI Group as of March 12, 1999, were as follows:

                           Location                                 Description of Property
                           --------                                 -----------------------
Assumption, Illinois...........................................  Manufacturing/Sales
Paris, Illinois................................................  Manufacturing/Assembly
Newton, Illinois...............................................  Manufacturing/Assembly
Vandalia, Illinois.............................................  Assembly
DuQuoin, Illinois..............................................  Manufacturing/Assembly
Marau, Brazil..................................................  Manufacturing/Sales
Geneva, Indiana................................................  Sales/Warehouse
Penang, Malaysia...............................................  Manufacturing/Sales/Warehouse
Fourways, South Africa.........................................  Sales/Warehouse
Sioux City, Iowa...............................................  Sales/Warehouse
Sambeek, The Netherlands.......................................  Sales/Warehouse
Queretero, Mexico..............................................  Sales/Warehouse
Mason City, Iowa...............................................  Manufacturing/Sales
Watertown, South Dakota........................................  Sales/Warehouse
Garrett, Indiana...............................................  Sales/Warehouse
Oakland, Illinois..............................................  Sales/Warehouse
West Memphis, Arkansas.........................................  Sales/Warehouse
Hampton, Nebraska..............................................  Sales/Warehouse

  The corporate headquarters for the Company is located in Assumption, Illinois.

  The Company moved out of its Mt. Carmel, Illinois facility in 1998 as a result of a reduced need for manufacturing capacity.

  The Company's owned facilities are subject to mortgages. The Company's leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

  There is no established public trading market for any class of the Company's Common Stock. As of March 29, 1999 the Company has 16 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

  The Company generally has not paid dividends in the past, and does not intend to pay dividends in the future, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 1998, and 1997, the Company declared dividends totaling $1.1 million and $16.1 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 1/4 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. The selected historical consolidated financial data for the years indicated were derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                                                          Years Ended December 31,
                                                    ---------------------------------------------------------------------
                                                      1994(1)           1995          1996          1997          1998
                                                    -----------       ---------     ---------     ---------     ---------
Income Statement:
 Net sales..........................................   $130,852        $141,191      $178,537      $220,758      $259,998
 Cost of sales......................................    106,037         115,004       135,696       164,607       197,907
                                                       --------        --------      --------      --------      --------
 Gross profit.......................................     24,815          26,187        42,841        56,151        62,091
 Selling, general and administrative expenses.......     19,497          22,176        28,787        35,189        50,245
                                                       --------        --------      --------      --------      --------
 Operating income...................................      5,318           4,011        14,054        20,962        11,846
 Interest expense...................................     (1,934)         (2,894)       (3,590)       (6,174)      (12,946)
 Write-off of affiliate receivable (2)..............         --          (3,423)           --            --            --
 Other income (expense), net........................        461             548           674           943         1,117
                                                       --------        --------      --------      --------      --------
 Income (loss) from continuing operations...........      3,845          (1,758)       11,138        15,731            17
 Income (loss) from discontinued operations.........       (554)            280          (482)           --            --
 Extraordinary gain (loss) on extinguishment
  of debt...........................................       (279)             --            --         2,119            --
 Provision for income taxes.........................         --              --          (157)         (288)          260
                                                       --------        --------      --------      --------      --------
  Net income (loss).................................   $  3,012        $ (1,478)     $ 10,499      $ 17,562      $    277
                                                       ========        ========      ========      ========      ========

Basic and Diluted Earnings Per Share:
 Continuing operations..............................   $   2.14        $  (0.98)     $   5.78      $   7.72      $   0.14
 Discontinued operations............................      (0.31)           0.16         (0.25)           --            --
 Extraordinary item.................................      (0.16)             --            --          1.06            --
                                                       --------        --------      --------      --------      --------
  Net income (loss).................................   $   1.67        $  (0.82)     $   5.53      $   8.78      $   0.14
                                                       ========        ========      ========      ========      ========


(1) The Company signed an agreement to sell the working capital and fixed assets of its Heritage Vinyl Division in December 1995 and completed the sale in January 1996. The Company's 1994 and prior year financial statements were restated to reflect this discontinued operation. See Note 6 to Consolidated Financial Statements included in Item 8 hereof.
(2) The write-off of the affiliate receivable resulted from a significant customer, who is an affiliate of the Company, ceasing distribution operations and selling its only division in December 1995. The write-off of the affiliate receivable represents the portion of the remaining receivable due that was not collectible. See Note 14 to Consolidated Financial Statements included in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof.

General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past has impacted sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. However, the Company believes that low swine prices and environmental regulations will for the foreseeable future continue to effect negatively the sales of its swine equipment, and, therefore, its overall results of operations and financial condition.

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

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for the Company's Brazilian operation), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of net sales. In 1998 and 1997, the Company's international sales accounted for 32.8% and 26.4% of net sales, respectively. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. The cost of establishing these facilities has been significant and has had an adverse effect on the Company's results of operations. In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. Subsequent to year-end, the Brazilian Real experienced a devaluation (1.2098 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 1.7525 Brazilian Reals/U.S. Dollar at March 29, 1999). The effect of the devaluation is a reduction in the Company's equity and results of operations. While the devaluation has not adversely affected shipments from the Company's Brazilian operation, further deterioration in the Brazilian economy could have this effect.

  International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the recent financial crises in many countries in Southeast Asia and in Brazil have caused some agricultural producers to cancel orders or have led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities and/or equipment. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a decline in the number of new orders that the Company has received from customers located in such region.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During 1998, the Company continued to benefit from modest price decreases in steel and polymers. There can be no assurances that these price decreases will continue or that prices for these materials will not increase in the future.

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

  For the first quarter of 1999, the financial results of the Company will significantly underperform the results from prior first quarters due to a dramatic reduction in sales of its domestic hog equipment without corresponding cost reductions. Management is currently in the process of significantly reducing non-strategic costs throughout the Company.

Results of Operations

 Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales increased 17.8% or $39.2 million to $260.0 million in 1998 compared to $220.8 million in 1997. The increase resulted from the acquisition of David Manufacturing Company ("DMC") and Avemarau and increased sales of grain storage products, offset by lost sales from the shut down of the Company's North Carolina retail stores and the reduced demand for swine equipment caused by historically low swine prices and environmental regulations. The acquisitions of DMC and Avemarau increased sales by $24.5 million and $13.8 million, respectively. International sales increased $27.0 million to $85.2 million in 1998 from $58.2 million in 1997.

  Gross profit increased to $62.1 million in 1998 or 23.9% of net sales from $56.2 million or 25.4% of net sales in 1997. This decrease in the gross profit percentage of net sales reflected the impact of cost inefficiencies associated with the introduction of two new product lines and an increase in fixed overhead costs.

  Selling, general and administrative expenses increased 42.8% or $15.1 million to $50.2 million in 1998 from $35.2 million in 1997. This increase resulted from the acquisition of DMC and Avemarau and increases in international operations staffing. As a percentage of net sales, selling, general and administrative expenses increased to 19.3% in 1998 from 15.9% in 1997.

  Operating income decreased to $11.8 million in 1998 from $21.0 million in 1997. Operating income margins decreased to 4.6% of net sales in 1998 from 9.5% in 1997. This decrease was attributable to the increased selling, general and administrative expenses and reduced margins. The impact of the increased sales volume was offset by the start-up costs associated with the introduction of two new product lines.

  Interest expense increased $6.8 million for 1998. This increase was primarily due to interest expense on the Company's Senior Subordinated Notes, due 2007, issued in November 1997.

  Net income decreased 98.4% or $17.3 million to $0.3 million for 1998 from $17.6 million in 1997.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net sales increased 23.6% or $42.2 million to $220.8 million in 1997 compared to $178.5 million 1996. Of this 23.6% increase, 5.5% was a result of increased sales of grain storage products resulting primarily from historically high domestic grain prices in 1996 and 13.0% was a result of increased domestic sales of swine and poultry equipment attributable to continuing strong construction demand for larger swine facilities. International sales of $58.2 million in 1997 were essentially flat compared to sales of $55.5 million in 1996. Sales in Europe and Canada increased by $6.5 million and $3.7 million, respectively, due to stronger market penetration. These increases were offset by decreased Mideastern and Asian sales of $4.5 million and $5.0 million, respectively, primarily due to the completion of turn-key grain storage projects in 1996.

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

     Interest expense increased $2.6 million for 1997, reflecting borrowings used to fund the Company's redemption of certain shares of its voting common stock in June 1996 as well as interest expense on the Notes. See Item 13, "Certain Relationships and Related Transactions-Management Buyout."

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

     Operating income increased 250.4% or $10.0 million to $14.1 million for 1995 compared to $4.0 million for 1995. Operating income margins increased in 1996 to 7.9% of net sales in 1996 from 2.8% in 1995. These increases were attributable to the 26.4% increase in net sales and improved gross margins and were offset by increased selling, general and administrative expenses.

  Interest expense increased $0.7 million for 1996, reflecting additional borrowings used to fund the Company's redemption of certain shares of its voting common stock in June 1996. See Item 13, "Certain Relationships and Related Transactions-Management Buyout." Interest income was essentially flat in 1996 compared to 1995.

     Net income increased $12.0 million to $10.5 million in 1996 compared to a loss of $1.5 million in 1995. This increase was due to increased operating income and the negative impact in 1995 of the $3.4 million write-off of an affiliate receivable. There was no write-off of an affiliate receivable in 1996.

Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% Senior Subordinated Notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of December 31, 1998, the Company had $49.3 million of working capital, an increase of $0.2 million from working capital as of December 31, 1997. This slight increase in working capital was primarily due to increased accounts receivable of $13.8 million primarily due to the shipment of two major projects near year-end. This increase was offset by decreases in other current assets and increases in accounts payable and accrued expenses.

  Operating activities generated $3.4 million and $1.7 million in cash in 1998 and 1996, respectively, and used $3.6 million in cash in 1997. The increase in cash flow from operating activities from 1997 to 1998 of $7.0 million was primarily the result of a decrease in inventories and other current assets of $32.0 million, offset by decreases of net income of $17.3 million and increases of accounts receivable of $11.6 million, compared to 1997. The decrease in cash flow from operating activities from 1996 to 1997 of $5.3 million was primarily the result of an increase in inventories and vendor deposits of $22.6 million, offset by increases in accounts payable and net income of $5.3 million and $7.1 million, respectively, compared to 1996. In addition, changes in accounts receivable decreased $5.2 million compared to 1996.

  The Company's capital expenditures totaled $18.0 million, $9.7 million and $3.8 million in 1998, 1997 and 1996, respectively. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of facilities. The increase in 1998 and 1997 reflects the Company's continued expansion and the conversion of leased to purchased assets. In 1998, other investing activity that resulted in significant cash used was the acquisition of Avemarau and the related non-compete agreement for $12.8 million. In 1997, other investing activity that resulted in significant cash used was the acquisition of DMC for $17.9 million, net of $0.2 million cash acquired. In 1996, other investing activities that resulted in significant cash flow included $8.0 million in proceeds from the sale of net assets of a discontinued business, $2.1 million in payments received on notes receivable, and $1.4 million in proceeds from sales of fixed assets.

  Cash provided by financing activities in 1998 consisted primarily of $35.0 million from the term note with LaSalle National Bank (see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements-
Note 8) partially offset by $18.7 million in repayment of former shareholder loans and long term-debt and $6.4 million of dividends. Cash provided by financing activities in 1997 consisted primarily of $94.8 million from the offering of the Notes partially offset by $29.3 million in repayment of long-term debt and borrowing under the line of credit and $16.3 million of dividends. Cash used in financing activities in 1996 consisted primarily of $25.5 million for the acquisition of treasury stock partially offset by $17.5 million in proceeds from former stockholder loans and $2.3 million in proceeds from the issuance of common stock.

  The Company believes that existing cash, cash flow from operations and available borrowings under the amended Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

  The Company intends to fix or replace non-compliant IT and non-IT software and systems. The failure to address these systems issues on a timely basis may result in a disruption of the manufacturing process and the Company's ability to efficiently conduct business. Currently, the Company's compliance projects are at different phases of completion. Domestic IT system projects are approximately 85% complete and domestic non-IT system projects are approximately 50% complete. All IT and non-IT system projects for the Company's international subsidiaries are 100% complete. The Company's current target is to complete its domestic IT and non-IT system projects by June 30, 1999. The Company has not fully assessed the cost associated with these compliance projects. However, based upon current information, the Company expects these costs to range from $0.2 to $0.5 million.

  The Company is also assessing the compliance of its major customers and suppliers. The Company is in the process of conducting formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K compliance plans. The Company believes that customers and suppliers present the area of greatest risk in part because of the Company's limited ability to influence actions of third parties and in part because of the Company's inability to estimate the level and impact of noncompliance by these third parties. Issues with a significant portion of the Company's customers in processing and paying invoices could impact the Company's cash flows and financial liquidity. A prolonged interruption in the supply of essential services or products could adversely effect the Company's operations and ability to generate revenues. In the event that the Company identifies potential problems with a service provider or supplier, it will attempt to obtain services and products from other available sources.

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

ITEM 7A.  QUANTITATIVE AND QUALITATAIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC. AND
                                 SUBSIDIARIES

                                                                                                          Page
                                                                                                         -----
Report of Independent Public Accountants............................................................      20
Consolidated Balance Sheets as of December 31, 1998 and 1997........................................      21
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996..........      22
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and
   1998.............................................................................................      23
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..........      24
Notes to Consolidated Financial Statements..........................................................      25

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

  We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 24, 1999

                         PART I - FINANCIAL INFORMATION

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                (In thousands, except share and per share data)

                                Assets                                             1998               1997
                                ------                                             ----               ----
Current Assets:
 Cash and cash equivalents............................................           $  1,192           $ 18,572
 Accounts receivable, net.............................................             36,969             23,214
 Inventories, net.....................................................             49,219             46,882
 Prepaids.............................................................              2,820              8,165
 Other................................................................              4,773              3,155
                                                                                 --------           --------
   Total current assets...............................................             94,973             99,988
                                                                                 --------           --------
Notes Receivable......................................................              1,084              1,084
                                                                                 --------           --------
Long-Term Retainage...................................................              3,570                579
                                                                                 --------           --------
Property, Plant and Equipment, net....................................             50,257             36,143
                                                                                 --------           --------
Other Assets:
 Goodwill, net........................................................             12,646              7,991
 Other intangible assets, net.........................................              7,541                564
 Deferred financing costs, net........................................              4,063              3,514
 Other................................................................                514                246
                                                                                 --------           --------
   Total other assets.................................................             24,764             12,315
                                                                                 --------           --------
   Total assets.......................................................           $174,648           $150,109
                                                                                 ========           ========
                 Liabilities and  Stockholders' Equity
                 -------------------------------------
Current Liabilities:
 Accounts payable.....................................................           $ 14,459           $ 11,948
 Dividend payable.....................................................                 --              5,300
 Payroll and payroll related expenses.................................              4,950              3,843
 Deferred income taxes................................................              1,049              1,234
 Billings in excess of costs..........................................              4,983                485
 Accrued warranty.....................................................              2,527              1,992
 Other accrued expenses...............................................              7,549              6,590
 Customer deposits....................................................              5,631              4,883
 Current maturities of long-term debt.................................              4,572             14,663
                                                                                 --------           --------
   Total current liabilities..........................................             45,720             50,938
                                                                                 --------           --------
Long-Term Debt, less current maturities...............................            134,216            101,868
                                                                                 --------           --------
Deferred Income Taxes.................................................              1,678              2,087
                                                                                 --------           --------
Commitments and Contingencies

Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares)..............                 18                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares)................                  2                  2
 Paid-in capital......................................................              2,473              2,473
 Accumulated other comprehensive loss.................................             (2,203)              (869)
 Retained earnings....................................................             18,277             19,125
 Treasury stock, at cost, voting (4,833,652 shares)...................            (25,524)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)..................                 (9)                (9)
                                                                                 --------           --------
   Total stockholders' deficit........................................           $ (6,966)          $ (4,784)
                                                                                 --------           --------
   Total liabilities and stockholders' equity.........................           $174,648           $150,109
                                                                                 ========           ========

 The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 1998, 1997 and 1996
                (In thousands, except share and per share data)


                                                                                 1998              1997               1996
                                                                              ----------        -----------        -----------
Net Sales.............................................................        $  259,998         $  220,758         $  178,537
Cost of Sales.........................................................           197,907            164,607            135,696
                                                                              ----------         ----------         ----------
Gross profit..........................................................            62,091             56,151             42,841
Selling, General and Administrative Expenses..........................            50,245             35,189             28,787
                                                                              ----------         ----------         ----------
  Operating income....................................................            11,846             20,962             14,054
Other Income (Expense):
  Interest expense....................................................           (12,946)            (6,174)            (3,590)
  Interest income.....................................................               409                654                264
  Gain on sale of fixed assets........................................               384                 17                349
  Foreign currency exchange gain (loss)...............................               203               (132)                --
  Other, net..........................................................               121                404                 61
                                                                              ----------         ----------         ----------
  Income before income taxes, discontinued operation and
    extraordinary item................................................                17             15,731             11,138
                                                                              ----------         ----------         ----------
Income Tax Expense (Benefit)..........................................              (260)               288                157
                                                                              ----------         ----------         ----------
  Income before discontinued operation and
    extraordinary item................................................               277             15,443             10,981
                                                                              ----------         ----------         ----------
Discontinued Operation:
  Loss on sale of discontinued business...............................                --                 --               (482)
                                                                              ----------         ----------         ----------
    Income before extraordinary item..................................               277             15,433             10,499
                                                                              ----------         ----------         ----------
Extraordinary Item:
  Gain on early extinguishment of debt................................                --              2,119                 --
                                                                              ----------         ----------         ----------
    Net income........................................................        $      277         $   17,562         $   10,499
                                                                              ----------         ----------         ----------

Basic and Diluted Earnings Per Share:
  Continuing operations...............................................             $0.14              $7.72         $     5.78
  Discontinued operation..............................................                --                 --              (0.25)
  Extraordinary item..................................................                --               1.06                 --
                                                                              ----------         ----------         ----------
    Net income........................................................             $0.14              $8.78         $     5.53
                                                                              ----------         ----------         ----------

Weighted Average Common Shares Outstanding............................         2,000,000          2,000,000          1,900,000
                                                                              ==========         ==========         ==========


  The accompanying notes to financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1997 and 1998
              ----------------------------------------------------
                       (In thousands, except share data)

                                                        Common Stock
                                       ---------------------------------------------
                                                 Voting                Nonvoting                       Accumulated
                                       ---------------------------------------------                      Other
                                                                                        Additional    Comprehensive
                                           Shares                  Shares                Paid-In          Income
                                           Issued       Amount     Issued     Amount     Capital          (Loss)
                                       ----------------------------------------------------------------------------

Balance, December 31, 1995.............   1,800,000       $ 18           -        $-        $  182          $     -
     Treasury stock purchased..........  (1,460,158)       (15)          -         -            15                -
 Stock split -
  Voting common stock..................     785,158          8           -         -            26                -
  Nonvoting common stock...............           -          -     200,000         2             7                -
 Stock sold pursuant to four
  purchase agreements..................     675,000          7           -         -         2,243                -
 Net income............................           -          -           -         -             -                -
 Dividends.............................           -          -           -         -             -                -
Balance, December 31, 1996.............   1,800,000         18     200,000         2         2,473                -
                                       ------------       ----     -------        --        ------          -------
 Net income............................           -          -           -         -             -                -
 Other comprehensive                              -          -           -         -             -                -
  income (loss)-foreign currency
  translation adjustments..............           -          -           -         -             -             (869)
 Dividends.............................           -          -           -         -             -                -
                                       ------------       ----     -------        --        ------          -------
Balance, December 31, 1997.............   1,800,000         18     200,000         2         2,473             (869)
 Net income............................           -          -           -         -             -                -
 Other comprehensive
  income (loss)-foreign currency
  translation adjustments..............           -          -           -         -             -           (1,334)
 Dividends.............................           -          -           -         -             -                -
                                       ------------       ----     -------        --        ------          -------
Balance, December 31, 1998.............   1,800,000       $ 18     200,000        $2        $2,473          $(2,203)
                                       ============       ====     =======        ==        ======          =======

                                                                Treasury Stock
                                            -------------------------------------------------
                                                         Voting                 Nonvoting
                                            -------------------------------------------------
                                                                                                      Total         Comprehensive
                                    Retained                                                      Stockholders'        Income
                                    Earnings      Shares       Amount       Shares     Amount        Equity            (Loss)
                                  -----------------------------------------------------------------------------------------------

Balance, December 31, 1995........  $ 12,687             -     $      -           -       $ -          $ 12,887
     Treasury stock purchased.....         -     1,460,158      (25,490)          -         -           (25,490)
 Stock split -
  Voting common stock.............         -     3,373,494          (34)          -         -                 -
  Nonvoting common stock..........         -             -            -     859,316        (9)                -
 Stock sold pursuant to four
  purchase agreements.............         -             -            -           -         -             2,250
 Net income.......................    10,499             -            -           -         -            10,499            10,499
                                                                                                                          -------
 Comprehensive income.............                                                                                        $10,499
                                                                                                                          =======
 Dividends........................    (5,527)            -            -           -         -            (5,527)
                                  ----------     ---------     --------     -------       ---          --------
Balance, December 31, 1996........    17,659     4,833,652      (25,524)    859,316        (9)           (5,381)
 Net income.......................    17,562             -            -           -         -            17,562            17,562
 Other comprehensive
  income (loss)-foreign currency
  translation adjustments.........         -             -            -           -         -              (869)             (869)
                                                                                                                          -------
 Comprehensive income.............                                                                                        $16,693
                                                                                                                          =======
 Dividends........................   (16,096)            -            -           -         -           (16,096)
                                  ----------     ---------     --------     -------       ---          --------
Balance, December 31, 1997........    19,125     4,833,652      (25,524)    859,316        (9)           (4,784)
 Net income.......................       277             -            -           -         -               277               277
 Other comprehensive
  income (loss)-foreign currency
  translation adjustments.........         -             -            -           -         -            (1,334)           (1,334)
                                                                                                                          -------
 Comprehensive loss...............                                                                                        $(1,057)
                                                                                                                          =======
 Dividends........................    (1,125)            -            -           -         -            (1,125)
                                  ----------     ---------     --------     -------       ---          --------
Balance, December 31, 1998........  $ 18,277     4,833,652     $(25,524)    859,316       $(9)         $ (6,966)
                                  ==========     =========     ========     =======       ===          ========

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                      1998             1997              1996
                                                                                    --------         --------          --------
Cash Flows From Operating Activities:
 Net Income..............................................................          $    277          $ 17,562          $ 10,499
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization.........................................             5,944             3,499             3,153
   Amortization of deferred financing costs..............................               623               137                --
   Gain on sale of assets................................................              (384)              (17)             (349)
   Gain on early retirement of debt--noncash portion.....................                --            (2,299)               --
   Deferred taxes........................................................              (594)               --                --
   Loss on sale of discontinued business.................................                --                --               482
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.................................................           (13,489)           (1,893)           (7,056)
     Inventories.........................................................               303           (19,429)           (2,010)
     Other current assets................................................             4,139            (8,091)           (2,924)
     Accounts payable....................................................               838             3,120            (2,178)
     Accrued expenses and payroll and payroll related expenses...........             5,036             2,925             3,669
     Customer deposits...................................................               748                --                --
     Other...............................................................                --               908            (1,575)
                                                                                   --------          --------          --------
      Net cash flows provided by (used in) operating activities..........             3,441            (3,578)            1,711
                                                                                   --------          --------          --------

Cash Flows From Investing Activities:
 Capital expenditures....................................................           (17,964)           (9,655)           (3,834)
 Proceeds from sale of discontinued business.............................                --                --             7,982
 Proceeds from sale of fixed assets......................................             1,837                --                --
 Payments received on notes receivable...................................                --               261             2,130
 Acquisition of Clark Products, Inc., net of cash acquired...............                --              (866)               --
 Acquisition of David Manufacturing Co., net of cash acquired............                --           (17,684)               --
 Acquisition of Avemarau Equipamentos Agricolas Ltda., net of
  cash acquired..........................................................            (5,220)               --                --
 Payment for noncompete agreement with former stockholders of
  Avemarau Equipamentos Agricolas Ltda...................................            (7,590)               --                --
 Other...................................................................              (754)             (145)            1,998
                                                                                   --------          --------          --------
      Net cash flows provided by (used in) investing activities..........           (29,691)          (28,089)            8,276
                                                                                   --------          --------          --------

Cash Flows From Financing Activities:
 Proceeds from former shareholder loans..................................                --                --            17,490
 Payments on former shareholder loans....................................           (14,312)               --                --
 Proceeds from issuance of long-term debt................................            35,495            99,231             4,000
 Payments on long-term debt..............................................            (4,388)          (13,019)           (2,511)
 Deferred financing costs................................................              (762)           (4,458)               --
 Net payments under line-of-credit agreement.............................            (1,125)          (16,299)           (4,773)
 Proceeds from issuance of common stock..................................                --                --             2,250
 Purchase of treasury stock..............................................                --                --           (25,490)
 Dividends...............................................................            (6,426)          (16,322)               --
 Other...................................................................               388              (384)             (401)
                                                                                   --------          --------          --------
      Net cash flows provided by (used in) financing activities..........             8,870            48,749            (9,435)
                                                                                   --------          --------          --------

Increase (Decrease) In Cash and Cash Equivalents.........................          $(17,380)         $ 17,082          $    552
Cash and Cash Equivalents, beginning of period...........................            18,572             1,490               938
                                                                                   --------          --------          --------
Cash and Cash Equivalents, end of period.................................          $  1,192          $ 18,572          $  1,490
                                                                                   ========          ========          ========

  The accompanying notes to financial statements are an integral part of these statements

                     THE GSI GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Operations

     The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company's headquarters and main manufacturing facility is in Assumption, Illinois, with other manufacturing facilities in Illinois and Iowa. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in South Africa, The Netherlands and Mexico.

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

     Concentration of Credit Risk

     The carrying value for current assets and current liabilities reasonably approximates fair value due to the short maturity of these items.

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers in the agricultural industry. This risk exposure is limited due to the large number of customers comprising the Company's customer base and its dispersion across many geographic areas. The Company grants unsecured credit to its customers. In doing so, the Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited.

     Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of domestic inventories was determined using the last-in, first-out link-chain method and the cost of international inventories was determined using the first-in, first-out method. Had the domestic inventories been determined using the first-in, first-out method at December 31, 1998 and 1997, the reported value of such inventories would have been increased by approximately $1.3 million and $2.5 million, respectively. Inventories and cost of sales are based in part on accounting estimates relating to differences resulting from periodic physical inventories.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair market value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

                                                              Years
                                                           ------------
        Building and Improvements........................      7-39
        Machinery and Equipment..........................      3-20
        Office Equipment and Furniture...................      3-10

     Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from accounts.

     Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

     Research and Development

     Costs associated with research and development are expensed as incurred. Such costs incurred were $2.7 million, $1.6 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Intangible Assets

     The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired ("goodwill") is amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill is recorded net of accumulated amortization. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill as determined by valuation techniques available in the circumstances. Other intangible assets, which consist of patents and non-compete agreements are recorded net of accumulated amortization and are being amortized on a straight-line basis over periods ranging from 3 to 17 years.

     Deferred Financing Costs

     Costs incurred in connection with obtaining financing are capitalized and amortized over the maturity period of the debt.

     Revenue Recognition

     Revenue is recorded when products are shipped. Provisions are made at that time, when applicable, for installation and warranty costs to be incurred.

     Revenues on long term fixed price contracts are recognized using the percentage of completion method. Percentage of completion is determined by relating the actual costs incurred to date to the total estimated cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss without reference to the percentage of completion. Retainages are included as current and noncurrent assets in the accompanying consolidated balance sheets. Revenue earned in excess of billings is comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs are classified as a current liability.

  Translation of Foreign Currency

   The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, except for Mexico which is in a highly inflationary environment and therefore utilize the U.S. dollar as the functional currency. The balance sheets of the Company's foreign operations, excluding Mexico, are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations, excluding Mexico, are translated at the average rates in effect during the period.

  Reclassification

   Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

  Financial Information About Industry Segments

   The Company operates in primarily one industry segment, which includes the design, manufacture and sale of agricultural equipment.

  Comprehensive Income

   During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, as part of the Consolidated Statements of Stockholders' Equity.

  Thirteen Week Fiscal Periods

   Beginning with the first quarter of 1998, the Company adopted thirteen week fiscal quarter periods for operational and financial reporting purposes. The Company's year end will continue to be December 31.


3.  Trade Receivables Allowance

     The following summarizes trade receivables allowance activity for the years ended December 31, 1996, 1997 and 1998 (in thousands):

                                                                        Amount
                                                                        ------
December 31, 1995..............................................         $  620
    Increase to operating expense..............................            816
    Charge to allowance........................................           (793)
                                                                        ------
December 31, 1996..............................................            643
    Increase to operating expense..............................          1,712
    Charge to allowance........................................           (519)
                                                                        ------
December 31, 1997..............................................          1,836
    Increase to operating expense..............................            601
    Charge to allowance........................................           (642)
                                                                        ------
December 31, 1998..............................................         $1,795
                                                                        ======

4.  Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SAFS 131, the Company reports net sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 1998, 1997 and 1996 are as shown in the table below (in thousands).

                                                    December 31,
                                         1998           1997           1996
                                     -------------  -------------  -------------
Grain product line                        $131,230       $ 88,555       $ 85,324
Swine product line                          75,102         88,511         57,348
Poultry product line                        53,666         43,692         35,865
                                          --------       --------       --------
     Net sales                            $259,998       $220,758       $178,537
                                          ========       ========       ========

    For the years ended December 31, 1998, 1997 and 1996, sales in Brazil were $15.9, $0.1 and $0.1 million, respectively. Long-lived assets in Brazil were $4.6 and $0.2 million at December 31, 1998 and 1997, respectively.

5.  Risks and Uncertainties

   The Company believes that historically low swine prices will effect negatively the sales of its swine equipment, and, therefore, its results of operations and financial condition.

   International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the recent financial crises in many countries in Southeast Asia has caused some agricultural producers to cancel orders or have led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities and/or equipment. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a decline in the number of new orders that the Company has received from customers located in such region.

   Subsequent to year-end the Brazilian Real experienced a devaluation (1.2098 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 2.0099 Brazilian Reals/U.S. Dollar at February 24, 1999). The effect on the Brazilian subsidiary is as follows (in thousands):

                                           December 31, 1998     February 24, 1999
                                           -----------------     -----------------
Net working capital................             $ 4,482               $ 2,698
Net loss...........................                (869)                 (601)

   Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial conditions.

6.  Discontinued Operations

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

7.  Detail Of Certain Assets

                                                                       As of December 31,
                                                                 -------------------------------
                                                                     1998              1997
                                                                 ------------      -------------
Accounts Receivable                                                      (In thousands)
                                                                 -------------------------------
                  Trade receivables............................     $ 38,764           $ 25,050
                  Allowance for doubtful accounts..............       (1,795)            (1,836)
                                                                 -----------     --------------
                    Total......................................     $ 36,969           $ 23,214
                                                                 ===========     ==============
Inventories
                  Raw materials................................     $ 11,817           $  8,883
                  Work-in-process..............................       14,330             12,464
                  Finished goods...............................       23,072             25,535
                                                                 -----------     --------------

                    Total......................................     $ 49,219           $ 46,882
                                                               =============     ==============
Property, Plant and Equipment
                  Land.........................................     $    865           $    895
                  Buildings and improvements...................       18,866             18,799
                  Machinery and equipment......................       41,237             34,897
                  Office equipment and furniture...............        5,322              4,514
                  Construction-in-progress.....................       10,104              1,364
                                                               -------------     --------------
                                                                      76,394             60,469
                  Accumulated depreciation.....................      (26,137)           (24,326)
                                                               -------------     --------------
                  Property, plant and equipment, net...........     $ 50,257           $ 36,143
                                                               =============     ==============
Intangible Assets
                  Goodwill.....................................     $ 13,286           $  8,182
                  Accumulated amortization.....................         (640)              (191)
                                                               -------------     --------------
                    Total......................................     $ 12,646           $  7,991
                                                               =============     ==============

                  Non-compete agreements.......................     $  8,227           $  1,525
                  Accumulated amortization.....................         (991)            (1,324)
                                                               -------------     --------------
                    Total......................................     $  7,236           $    201
                                                               =============     ==============

                  Patents and other intangible assets..........     $    453           $    438
                  Accumulated amortization.....................         (148)               (75)
                                                               -------------     --------------
                    Total......................................     $    305           $    363
                                                               =============     ==============
Deferred Financing Costs
                  Deferred financing costs.....................     $  4,612           $  3,728
                  Accumulated amortization.....................         (549)              (214)
                                                               -------------     --------------
                    Total......................................     $  4,063           $  3,514
                                                               =============     ==============

8.  Supplemental Cash Flow Information

  The Company paid approximately $13.0, $5.2 and $2.8 million in interest during the years ended December 31, 1998, 1997 and 1996, respectively. The Company paid income taxes of $1,340,358, $237,745 and $4,567 during the years ended December 31, 1998, 1997 and 1996, respectively. In connection with the purchase of Avemarau Equipamentos Agricolas Ltda., a note of $7.0 million was issued and cash of $12.8 million was paid in exchange for the purchase of stock and non-compete agreements.

9.  Long-Term Debt

  Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                                                  1998             1997
                                                                               ----------         -------
Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time rate is subject to periodic adjustments based on U.S. Treasury
  Note rates, due $14 monthly plus interest with unpaid principal balance due
  April, 2010, secured by certain real estate and improvements in Paris,
  Illinois.................................................................... $   1,875          $  2,042
Various noncompete, license and patent agreement payable,
  noninterest-bearing and payable in varying amounts through 2003.............        65                78
Notes to former stockholders payable in varying amounts each May and
  November through November, 2006, with interest at 8%........................        --            14,312
LaSalle National Bank revolving line of credit................................        --                --
LaSalle National Bank term note...............................................    32,500                --
Clark Products, Inc. promissory note bearing interest at 10%; due $14
  monthly through June, 2001, secured by certain equipment and intangibles....       429               600
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discounts of $1,467; amortization of debt discounts was
  $159 and $15 for the years ended December 31, 1998 and 1997, respectively;
  interest is payable semi-annually in May and November.......................    98,533            98,374

Note payable to the former shareholders of Avemarau Equipamentos Agricolas
   Ltda., noninterest-bearing and payable in four equal annual installments beginning December 1998 through December 2001; interest imputed at 8%,
    face amount of note is 8.0 million Brazilian Reals                            3,900                --
Various notes payable, bearing interest at rates ranging from 14.63% to
 19.63% and payable in varying amounts through 2002                                 991                --
City of Assumption promissory note bearing interest at 5%; due $9 monthly
 through December, 2003, secured by a $495 letter of credit                         495                --
Norwest Bank Iowa revolving line of credit whereby outstanding borrowings may not exceed the lessor of the borrowing base defined as a percentage of eligible accounts receivable and inventory or $6,250 ($6,250 at December 31,
 1997); interest was payable monthly at the bank's base rate (8.5% at
 December 31, 1997) and was secured by all assets of DMC and the personal guarantees of certain members of management up to $150 each, plus interest and all costs of collection; at December 31, 1997 DMC has $250 of letters of credit reducing the overall availability of the line to $6,000; matured
 on March 31, 1998                                                                   --             1,125
                                                                            -----------     -------------
          Total.............................................................    138,788           116,531
Less -
          Current maturities................................................     (4,572)          (14,663)
                                                                            -----------     -------------
          Total long-term debt..............................................   $134,216          $101,868
                                                                            ===========     =============

  Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

1999..............................................................           $  4,572
2000..............................................................              4,348
2001..............................................................              4,251
2002..............................................................             25,752
2003..............................................................                289
Thereafter........................................................             99,576
                                                                             --------
  Total...........................................................           $138,788
                                                                             ========

  In October 1997, the former stockholders and the Company entered into an agreement to modify the terms of the former stockholder debt. Accordingly, during the fourth quarter of 1997, the Company recorded an extraordinary gain of approximately $2.1 million related to the early extinguishment of debt. The extraordinary gain resulted primarily from a discount on the notes. Of the $53.2 million of indebtedness repaid, $14.3 million due former stockholders was paid in January 1998. Associated with the early retirement of the above referenced debt was $143,595 of deferred financing costs that have been written off.

  In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The net proceeds to the Company from the offering of the Notes were $94.8 million, after deducting the initial purchasers' discount and other related expenses. The Company used the net proceeds of the Offering to repay certain notes and other indebtedness of $53.2 million, purchase 100% of the capital stock of David Manufacturing Co. ("DMC") for approximately $17.9 million, purchase leased facilities in Mt. Olive and Warsaw, North Carolina for $1.5 million, pay a dividend to holders of the Company's capital stock of $7.0 million and used $15.2 million for general corporate purposes. The indenture governing the Notes provides for certain restrictive financial and non-financial covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with all covenants as of December 31, 1998.

  At December 31, 1997, the Company's revolving line of credit with LaSalle National Bank had a maximum borrowing level of $40.0 million. Borrowings bore interest at a floating rate per annum equal to (at the Company's option) 0.55% to 1.45% over LIBOR based on certain ratios of the Company or the prime rate and were secured by substantially all assets of the Company. The overall level of borrowings available under this revolving line of credit were reduced by outstanding letters of credit, DMC revolving credit loans outstanding and debt of FarmPRO, Inc. guaranteed by the Company. At December 31, 1997, the Company had $5.0 million of standby letters of credit, $1.1 million of DMC revolving credit loans and $6.0 million of guaranteed FarmPRO debt reducing the overall availability of the line to $27.9 million. This revolving line of credit terminates on October 31, 2000.

  In March 1998, LaSalle National Bank committed to refinance the Norwest Bank Iowa revolving line of credit with a new revolving line providing for borrowings up to $5.0 million, which reduces availability under the Company's existing revolving line by the outstanding amounts borrowed. The new revolving line bore interest at a floating rate per annum equal to (at the Company's option) 0.55% to 1.45% over LIBOR based on certain ratios of the Company or the prime rate. The new revolving line was secured by substantially all of the assets of the Company and will terminate on February 1, 2002. Accordingly, borrowings of approximately $1.1 million at December 31, 1997 were classified as long-term debt. This revolving line of credit was refinanced with the August 19, 1998 amendment of the Company's credit facility.

  On August 19, 1998, LaSalle National Bank amended the existing credit facility by providing for revolving credit borrowings up to a maximum of $55 million (limited based on a borrowing base which includes accounts receivable and inventory) and a $35 million term loan. Borrowings bear interest at a floating rate per annum equal to (at the Company's option) 0.75% to 1.75% over LIBOR based on certain ratios of the Company or the prime rate. At December 31, 1998, the term loan and revolving line of credit bore interest at rates ranging from 7.06% to 7.19%. The term loan was payable in quarterly principal installments of $1.3 million plus interest over five years with a seven year amortization schedule. The amended credit facility required the Company to maintain certain financial covenants including debt to EBITDA ratio, debt service coverage ratio and certain levels of EBITDA. Borrowings under the facility are secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. The overall level of borrowings available under the revolving line of credit are reduced by outstanding letters of credit, DMC revolving credit loans outstanding and debt of FarmPRO, Inc. guaranteed by the Company. On October 30, 1998, LaSalle and the Company amended the credit facility to reduce the maximum borrowing under the revolving line to $25 million. At December 31, 1998, the Company had $5.8 million of standby letters of credit, no DMC revolving credit loans and $6.0 million of guaranteed available FarmPRO debt reducing the overall availability of the line to $13.2 million. The credit facility terminates on August 1, 2003.

  On February 4, 1999, LaSalle National Bank amended the existing credit facility to provide for revolving loans up to a maximum of $27.5 million (limited based on a borrowing base which includes accounts receivable, inventory and principal reductions of the LaSalle National Bank term loan) and a $32.5 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.00% over LIBOR or 0.25% to 0.50% over the banks floating rate based on the Senior Debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on February 1, 2002. As the principal amount outstanding on the term loan is reduced, the availability on the revolving loans is increased maintaining a total commitment of $60.0 million under this facility. The amended credit facility agreement requires the Company to maintain a certain Senior Debt to EBITDA ratio, Tangible Net Worth and certain levels of capital expenditures. These covenants are retroactive and were reset in February 1999 to December 31, 1998. Borrowings under the new facility are secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. The credit facility expires on February 1, 2002. The Company was in compliance with or obtained waivers for all covenants at December 31, 1998.

  The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.

10.  Employee Benefit Plans

  The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 1998 and 1997, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Employer contributions to this plan were $205,183, $79,000 and zero during 1998, 1997 and 1996, respectively.

11.  Income Tax Matters

  The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 1998 all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Prior to 1998, certain foreign subsidiaries were not eligible foreign entities. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. A wholly owned subsidiary of GSI, DMC, is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes.

     The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                         1998                1997                1996
U.S. Federal statutory rate......................................         $   6             $ 5,349             $ 3,787
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses......................            10              (5,833)             (3,703)
  Foreign rate differences and losses with no tax
   benefits......................................................            --                 426                 (84)
  Tax differences resulting from acquisition of DMC..............          (609)                 --                  --
  Nondeductible goodwill amortization............................            37                  --                  --
  Effective tax rate differences.................................            (5)                 --                  --
  State and other income taxes...................................           301                 346                 157
                                                                 --------------      --------------      --------------
                                                                          $(260)            $   288             $   157
                                                                 ==============      ==============      ==============

     The following is a summary of the Company's provision for income taxes (in thousands):

                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                   1998          1997         1996
                                                                 --------      -------       -------
Current
    Federal................................................      $     10      $   --        $   --
    State and local........................................           324          288           157
                                                                 --------      -------       -------
                                                                      334          288           157
                                                                 --------      -------       -------

Deferred
     Federal...............................................          (405)         --            --
     State and local.......................................          (189)         --            --
                                                                 --------      -------       -------
                                                                     (594)         --            --
                                                                 --------      -------       -------
          Total provision..................................      $   (260)     $   288       $   157
                                                                 --------      -------       -------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

     The components of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                                         1998             1997
                                                                                    ------------     ------------
Deferred tax assets:
  Tax loss carryforwards............................................................      $   52           $   84
  Allowance for doubtful accounts...................................................          11               20
  Inventory reserves................................................................           6               40
  Estimated product liability.......................................................          22               37
  Accrued vacations.................................................................          38               54
                                                                                    ------------     ------------
                                                                                          $  129           $  235
                                                                                    ============     ============

Deferred tax liabilities:
  Property and equipment............................................................       1,671            2,087
  Inventory.........................................................................       1,185            1,469
                                                                                    ------------     ------------
                                                                                          $2,856           $3,556
                                                                                    ------------     ------------
Net Deferred tax liability..........................................................      $2,727           $3,321
                                                                                    ============     ============

     DMC has tax loss carryforwards of $52, which begin to expire in the year 2018. These deferred tax assets and liabilities relate primarily to the book and tax differences pertaining to DMC, which was acquired during 1997.

12.       Commitments and Contingencies

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect of the Company's financial position or results of operations.

     The Company has month to month leases for several buildings and paid rentals in 1998, 1997 and 1996 of $852,634, $811,245 and $592,000, respectively.
The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 1998, 1997 and 1996 was $2.0 million, $2.7 million and $2.1 million, respectively.

     Operating lease commitments for the next five years and thereafter are as follows (in thousands):


1999.............................................................      $1,515
2000.............................................................       1,261
2001.............................................................       1,104
2002.............................................................         952
2003.............................................................         763
Thereafter.......................................................         328
                                                                 ------------
Total............................................................      $5,923
                                                                 ============

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $5.9 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $5.9 million and are expected to be collected by the year 2000. At December 31, 1998, the Company anticipated that certain contracts would result in losses that were estimated to be $0.6 million. These losses have been accrued in the accompanying financial statements.

     The Company has entered into employment agreements with certain executives that provide for minimum aggregate annual payments of $715,000. The agreements terminate as of the earliest of : (i) June 6, 2001; (ii) the last day of the month in which the executive's death occurs; or (iii) ninety days after the date the Company gives the executive notice of termination. If employment is terminated due to permanent disability, the executives will continue to receive annual salary and other benefits until such time that the executive sells his stock. If employment is terminated without cause after December 6, 1999 the executive will at a minimum, immediately upon such termination, receive a severance payment equal to the greater of: (i) eighteen months of salary at the executive's then current rate or (ii) in the case of certain stockholders, a range from $375,000 to $594,682. There is no provision for severance payments if the executive is terminated without cause prior to December 6, 1999.

     In December 1997, the Company entered into a Cooperative Agreement ("Agreement") with Usina Mecanica Carioca S.A. ("Usimeca") which provides for Usimeca to transfer to the Company (i) all Usimeca's rights, title and interest in and to a certain technology, (ii) a non-exclusive license to use this technology in Brazil and (iii) Usimeca's distribution network and customer base. Payments due to Usimeca are as follows: (i) $200,000 due on closing of the agreement, (ii) $50,000 minimum royalty payment per year for five years, and
(iii) a royalty payment of 2.5% of annual gross sales, as defined, in excess of $2 million for five years and 2.5% of annual gross sales, as defined, for years six and seven, if renewed. The Agreement provides for a limit on aggregate royalty payments of $1.0 million. The initial term of the Agreement is five years, which is renewable for an additional two-year period if the $1.0 million limit has not been met. If the Company decides to cease its activities in Brazil before the end of the initial term, the Company shall pay Usimeca the difference between the total amount of royalties already paid and a guaranteed minimum of $450,000. The Agreement also provides for Usimeca to provide marketing and technical assistance (management services) to the Company for a six-month period, which is then renewable on a month-to-month basis. The fee for these management services is $10,000 per month. The Company did not renew these services subsequent to the initial six-month period. In addition, the Agreement provides for Usimeca to supply its products, as defined, to the Company for a period of two years at a firm price, as defined.

13.       Regional Information

     The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, watering and confinement systems. The Company's products are sold primarily to independent dealers and distributors and are marketed through the Company's sales personnel and network of independent dealers. Users of the Company's products include farmers, feed mills, grain elevators, grain processing plants and poultry/swine integrators. Net sales by each major geographic region are as follows (in millions):

                                                                      1998               1997              1996
                                                                --------------     --------------    --------------
United States...................................................        $174.8             $162.6            $123.0
Asia............................................................           4.3               13.7              18.7
Canada..........................................................          19.2               16.9              13.2
Latin America...................................................          31.5               10.9              10.2
Mideast.........................................................          21.7                5.7              10.2
Europe..........................................................           7.0                9.0               2.5
All other.......................................................           1.5                2.0               0.7

                                                                --------------     --------------    --------------
                                                                        $260.0             $220.8            $178.5
                                                                ==============     ==============    ==============

14.    Related-Party Transactions

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $131,495, $173,192 and $129,009 for 1998, 1997 and 1996, respectively.

     The Company has made payments to Sloan Transport, Inc., a company formerly owned by a stockholder of the Company and certain members of his family, for the use of a private plane. There were no payments made in 1998 and 1997. Payments in the amount of $76,854 were made for the year ended 1996. In 1996, Sloan Transport, Inc. sold all of its assets and was dissolved.

     A significant customer and an affiliate of the Company, Carolina Agri-Systems, Inc. ("CASI"), ceased distribution operations in North Carolina and sold its only other operation, Farmer Boy Ag, Inc. ("FBA") in December 1995. As a result of this event, the Company received from CASI the proceeds from the sale and inventory the Company previously sold to CASI. The remaining receivable due from CASI of $3.4 million was written off in the year ended December 31, 1995. In connection with this transaction, the Company entered into an agreement to lease two facilities that were owned by CASI. Lease payments to CASI during 1996 and 1997 were $204,000 and $153,000, respectively. During 1997, the Company purchased these leased facilities for $1.5 million. The Company believes this transaction was negotiated at arm's-length in the normal course of business. CASI was dissolved in January 1998.

     After the sale of FBA noted above, FBA's name was changed to FarmPRO, Inc. ("FarmPRO"). As part of the proceeds of the sale, CASI received a note of $1.4 million from the purchasers of FarmPRO, which was subsequently assigned to the Company. The note receivable is a 10 year note with quarterly interest payments calculated at a rate of 9%. The note provides for principal payments equal to 5% of the outstanding principal amount commencing on the last day of the first calendar quarter in which the balance sheet deficit of FarmPRO is reduced to zero. The balance of this note receivable and accounts receivable from FarmPRO was $1.9 million and $3.9 million as of December 31, 1998 and 1997, respectively. Also in 1995, the Company and FarmPRO entered into a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. During 1997, the long-term supply agreement was amended. As a result of this amendment the Company agreed to (i) guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $6.0 million and (ii) provide administrative services to FarmPRO for two years at no charge. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The amount of the guaranteed borrowings at December 31, 1998 and 1997 were $2.5 million and $4.4 million, respectively. Sales to FarmPRO were $8.1 million, $16.5 million and $12.8 million in 1998, 1997 and 1996, respectively.

     The Company and its stockholders entered into certain agreements relating to the rights of the stockholders with respect to their ownership of the Company's shares (the "Stockholder Agreements"). These agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any share, (iv) require that an affirmative vote by a majority of the Company's voting stockholders is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. Each of the stockholders is covered by life insurance policies, the proceeds of which generally will be used to fund the purchase of shares from the estate of a deceased stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering.


15.       Unaudited Quarterly Information

                                                       First              Second            Third              Fourth
                                                      Quarter            Quarter           Quarter             Quarter
                                                 --------------      --------------    --------------     --------------
                                                                  (In thousands, except per share date)
1998:
  Net Sales......................................       $52,161             $64,386           $86,043            $57,408
  Gross profit...................................        12,007              15,351            19,090             15,643
  Net income (loss)..............................          (921)              1,479             1,584             (1,865)
  Basic and diluted net income (loss)
     per share...................................          (.46)                .74               .79               (.93)
                                                 ==============      ==============    ==============     ==============

1997:
  Net Sales......................................       $33,603             $58,558           $79,804            $48,793
  Gross profit...................................         7,006              15,344            19,648             14,153
  Net income (loss)..............................          (985)              5,674             8,435              4,438
  Basic and diluted net income (loss)
     per share...................................          (.49)               2.84              4.21               2.22
                                                 ==============      ==============    ==============     ==============

1996:
  Net Sales......................................       $26,051             $46,500           $64,929            $41,057
  Gross profit...................................         6,473              11,257            14,260              9,851
  Net income (loss)..............................          (978)              3,745             6,039              1,693
  Basic and diluted net income (loss)
     per share...................................          (.54)               2.08              3.02                .85
                                                 ==============      ==============    ==============     ==============


16.       Acquisitions

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

     The following summarized unaudited pro forma financial information assumes the DMC acquisition had occurred on January 1, 1996:

                                                             1997                      1996
                                                     -------------------       -------------------
                                                                      (Unaudited)
                                                          (In thousands, except per share data)
Net sales............................................           $248,919                  $203,321
Net income...........................................             15,234                     4,600
Basic and diluted earnings per share.................               7.62                      2.42


     These amounts include DMC's actual results for 1996 and for the first ten months of 1997 prior to the acquisition. Results for the two months after the acquisition are included in the Company's results of operations. The pro forma results do not necessarily represent results that would have occurred had the acquisition taken place on the basis assumed above, nor are they indicative of the results of future operations.

     On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), a Brazilian manufacturer and supplier of poultry feeding equipment. The purchase price for Avemarau stock consisted of a cash down payment of $5.4 million and deferred payments of approximately $5.8 million payable through December 31, 2001. The stock purchase agreement also calls for aggregate contingent payments to the former stockholders of up to $5.3 million (based on net profit as defined), however, management believes the probability of any contingent payments is remote. Further the Company paid approximately $7.6 million to the former stockholders of Avemarau for covenants not to compete. The noncompete agreements have a five year term which commences on the employees' termination date. The Company also agreed to provide a minimum of $5.2 million for capital equipment over the next four years. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.9 million which is being amortized over 15 years. The purchase price was based on preliminary estimates and will be adjusted for any overstated assets or unrecorded liabilities in excess of $125,000. The results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

     On May 1, 1998, the Company entered into a joint venture with Resintech Engineering SDN BHD ("RE") to form Resintech-GSI International, SDN BHD ("Resintech"), a partnership, to sell, fabricate structural steel systems for and install grain storage projects in Southeast Asia. The Company made an initial capital contribution of $491,283 resulting in 40% ownership. The Company is also required to pay to RE $150,000 within one year of the formation of Resintech and 20% of Resintech's after-tax profit each year beginning in 1998 and until a total of $400,000 is paid. The $491,283 has been recorded as an investment in a joint venture and is included in Other Assets in the Company's consolidated balance sheets. The Company accounts for its investment in Resintech under the equity method. Concurrent with the formation of the joint venture, the Company entered into an Asset Purchase Agreement ("Asset Agreement") with Resintech and RE and a Supply Agreement with Resintech. The Asset Agreement calls for the purchase of RE's assets, as defined, by Resintech. The Supply Agreement is by and between the Company and Resintech pursuant to which, Resintech will purchase directly from the Company 100% of Resintech's equipment requirements at a specified price, as defined. The term of the Supply Agreement is from the date of the formation of the joint venture through the effective date of the termination and dissolution of Resintech, as defined.

17.       Guarantor Subsidiaries

The Company's payment obligation under the Notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd., Cumberland do Brazil Ltda. and Avemarau ( the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

Presented below is unaudited condensed consolidating financial information for The GSI Group, Inc. ("Parent Company") and the Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not provide additional information that is material to investors.

Investments in subsidiaries are accounted for by the Parent Company using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries account and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.


                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                   DECEMBER 31, 1998
                                                    (In thousands)


                                                      Parent          Guarantor
                                                     Company         Subsidiaries      Eliminations        Consolidated
                                                     -------         ------------      ------------        ------------

                                                     ASSETS

Current assets:
   Cash and  cash equivalents................       $    379             $    813           $     --           $  1,192
   Accounts receivable, net..................         34,208               11,017             (8,256)            36,969
   Inventories, net..........................         29,285               20,934             (1,000)            49,219
   Other current assets......................          8,102                2,021             (2,530)             7,593
                                                    --------             --------           --------           --------

   Total current assets......................         71,974               34,785            (11,786)            94,973

Property, plant and equipment, net...........         36,387               13,870                 --             50,257
Goodwill.....................................          1,625               11,021                 --             12,646
Investment in and advances to/from
   subsidiaries..............................         48,969              (17,645)           (31,324)                --
Other long-term assets.......................          9,192                7,580                 --             16,772
                                                    --------            ---------           --------           --------

   Total assets..............................       $168,147             $ 49,611           $(43,110)          $174,648
                                                    ========             ========           ========           ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........       $  2,840             $  1,732           $     --           $  4,572
   Accounts payable..........................          9,713               20,300            (15,554)            14,459
   Accrued liabilities.......................         23,669                3,020                 --             26,689
                                                    --------             --------           --------           --------
   Total current liabilities.................         36,222               25,052            (15,554)            45,720

Long-term debt...............................        129,602                4,614                 --            134,216
Other long-term liabilities..................             --                1,678                 --              1,678
                                                    --------             --------           --------           --------

   Total liabilities.........................        165,824               31,344            (15,554)           181,614

Stockholders' equity:
   Common stock..............................             20               15,922            (15,922)                20
   Additional paid-in capital................          2,473                   --                 --              2,473
   Accumulated other comprehensive income....             --               (2,203)                --             (2,203)
   Retained earnings (deficit)...............         25,363                4,548            (11,634)            18,277
   Treasury stock, at cost...................        (25,533)                  --                 --            (25,533)
                                                    --------             --------           --------           --------

   Total stockholders' equity (deficit)......          2,323               18,267            (27,556)            (6,966)
                                                    --------             --------           --------           --------

Total liabilities and stockholders' equity...       $168,147             $ 49,611           $(43,110)          $174,648
                                                    ========             ========           ========           ========

                                      SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                      DECEMBER 31, 1997
                                                        (In thousands)


                                                            Parent      Guarantor
                                                           Company   Subsidiaries   Eliminations      Consolidated
                                                           -------   ------------   ------------      ------------
                                                           ASSETS
                                                           ------
Current assets:
   Cash and cash equivalents.................              $ 18,177    $   395        $     --         $ 18,572
   Accounts receivable, net..................                24,734      2,950          (4,470)          23,214
   Inventories, net..........................                34,105     13,345            (568)          46,882
   Other current assets......................                10,738        582              --           11,320
                                                           --------    -------        --------         --------
   Total current assets......................                87,754     17,272          (5,038)          99,988

Property, plant and equipment, net...........                27,479      8,664              --           36,143
Goodwill.....................................                 1,657      6,334              --            7,991
Investment in and advances to/from
   subsidiaries..............................                21,183     (8,581)        (12,602)              --
Other long-term assets.......................                 5,871        116              --            5,987
                                                           --------    -------         -------         --------
   Total assets..............................              $143,944    $23,805        $(17,640)        $150,109
                                                           ========    =======        ========         ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.........             $ 14,663     $    --        $     --         $ 14,663
   Accounts payable..........................               11,123       5,295         (4,470)           11,948
   Accrued liabilities.......................               20,232       4,095              --           24,327
                                                          --------     -------        --------         --------

   Total current liabilities.................               46,018       9,390         (4,470)           50,938

Long-term debt...............................              100,743       1,125              --          101,868
Other long-term liabilities..................                   --       2,087              --            2,087
                                                          --------     -------        --------         --------

   Total liabilities.........................              146,761      12,602         (4,470)          154,893

Stockholders' equity:
   Common stock..............................                   20       1,536         (1,536)               20
   Additional paid-in capital................                2,473          --              --            2,473
   Accumulated other comprehensive income....                   --        (869)             --             (869)
   Retained earnings (deficit)...............               20,223      10,536        (11,634)           19,125
   Treasury stock, at cost...................              (25,533)         --              --          (25,533)
                                                          --------     -------        --------         --------

   Total stockholders' equity (deficit)......               (2,817)     11,203        (13,170)           (4,784)
                                                          --------     -------        --------         --------

Total liabilities and stockholders' equity..              $143,944     $23,805        $(17,640)        $150,109
                                                          ========     =======        ========         ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1998
                                (In thousands)

                               Parent    Guarantor
                              Company   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  ------------  ------------
Net sales...................  $222,057     $48,121      $(10,180)     $259,998
Cost of sales...............   166,985      38,978        (8,056)      197,907
                              --------     -------      --------      --------
  Gross profit..............    55,072       9,143        (2,124)       62,091
Selling, general and
 administrative expenses....    36,086      14,159            --        50,245
                              --------     -------      --------      --------
  Operating income (loss)...    18,986      (5,016)       (2,124)       11,846
Interest expense............   (11,371)     (1,575)           --       (12,946)
Other income (expense)......     1,054          63            --         1,117
                              --------     -------      --------      --------
Income (loss) before income
 taxes......................     8,669      (6,528)       (2,124)           17
Provision (benefit) for
 income taxes...............       280        (540)           --          (260)
                              --------     -------      --------      --------
Income (loss) before equity
 in income of consolidated
 subsidiaries...............     8,389      (5,988)       (2,124)          277
Equity in income of
 consolidated subsidiaries..    (5,988)         --         5,988            --
                              --------     -------      --------      --------
Net income (loss)...........  $  2,401     $(5,988)     $  3,864      $    277
                              ========     =======      ========      ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1997
                                (In thousands)

                               Parent    Guarantor
                              Company   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  ------------  ------------
Net sales...................  $220,096     $ 6,372       $(5,710)      $220,758
Cost of sales...............   164,495       5,258        (5,146)       164,607
                              --------     -------       -------       --------
  Gross profit..............    55,601       1,114          (564)        56,151
Selling, general and
 administrative expenses....    32,814       2,375            --         35,189
                              --------     -------       -------       --------
  Operating income (loss)...    22,787      (1,261)         (564)        20,962
Interest expense............    (6,159)        (15)           --         (6,174)
Other income (expense)......     1,074        (131)           --            943
                              --------     -------       -------       --------
Income (loss) before income
 taxes......................    17,702      (1,407)         (564)        15,731
Provision (benefit) for
 income taxes...............       357         (69)           --            288
                              --------     -------       -------       --------
Income (loss) before
 extraordinary item and
 equity in income of
 consolidated subsidiaries..    17,345      (1,338)         (564)        15,443
Gain on early extingushment
 of debt....................     2,119          --            --          2,119
                              --------     -------       -------       --------
Income (loss) before equity
 in income of consolidated
 subsidiaries...............    19,464      (1,338)         (564)        17,562
Equity in income of
 consolidated subsidiaries..    (1,338)         --         1,338             --
                              --------     -------       -------       --------
Net income (loss)...........  $ 18,126     $(1,338)      $   774       $ 17,562
                              ========     =======       =======       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1998
                                (In thousands)


                                                            Parent         Guarantor
                                                           Company        Subsidiaries       Eliminations      Consolidated
                                                           --------       ------------       ------------      ------------
Cash flows from operating activities....................   $  6,493           $ (3,052)        $      --          $  3,441
                                                           --------           --------         ---------          --------
Cash flows from investing activities:
    Capital expenditures................................    (12,974)            (4,990)               --           (17,964)
    Other...............................................      1,682            (13,409)               --           (11,727)
                                                           --------           --------         ---------          --------

    Net cash provided by (used in) investing
    activities..........................................    (11,292)           (18,399)               --           (29,691)
                                                           --------           --------         ---------          --------
Cash flows from financing activities:
    Advances (to) from affiliates.......................    (24,531)            24,531                --                --
    Net borrowings (payments) on debt...................     18,332             (2,662)               --            15,670
    Dividends...........................................     (6,426)                --                --            (6,426)
    Other...............................................       (374)                --                --              (374)
                                                           --------           --------          --------          --------

    Net cash provided by (used in) financing
    activities..........................................    (12,999)            21,869                --             8,870
                                                           --------           --------          --------          --------
Change in cash and cash equivalents.....................    (17,798)               418                --           (17,380)
Cash and cash equivalents, beginning of period..........     18,177                395                --            18,572
                                                           --------           --------          --------          --------
Cash and cash equivalents, end of period................   $    379           $    813                --          $  1,192
                                                           ========           ========          ========          ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1997
                                (In thousands)



                                                        Parent            Guarantor
                                                        Company         Subsidiaries        Eliminations      Consolidated
                                                        -------         ------------        ------------      ------------
Cash flows from operating activities.................   $  (283)        $ (3,295)            $       --        $  (3,578)
                                                        -------         --------             ----------        ---------
Cash flows from investing activities:
   Capital expenditures..............................    (8,766)            (889)                    --           (9,655)
   Other.............................................   (18,434)              --                     --          (18,434)
                                                        -------         --------             ----------        ---------
   Net cash provided by (used in)
   investing activities..............................   (27,200)            (889)                    --          (28,089)
                                                        -------         --------             ----------        ---------
Cash flows from financing activities:
   Advances (to) from affiliates.....................    (4,459)           4,459                     --               --
   Net borrowings (payments) on debt.................    69,913               --                     --           69,913
   Dividends.........................................   (16,322)              --                     --          (16,322)
   Other.............................................    (4,842)              --                     --           (4,842)
                                                        --------        --------             ----------        ---------
Net cash provided by (used in) financing
   activities........................................    44,290            4,459                     --           48,749
                                                        -------         --------             ----------        ---------
Change in cash and cash equivalents..................    16,807              275                     --           17,082
Cash and cash equivalents, beginning of period.......     1,370              120                     --            1,490
                                                        -------         --------             ----------        ---------
Cash and cash equivalents, end of period.............   $18,177         $    395                     --          $18,572
                                                        =======         ========             ==========        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:

                       Name                           Age                               Office
                       ----                           ---                               ------
Craig Sloan.......................................    48            Chief Executive Officer and Director
Jorge Andrade.....................................    47            President, Chief Operating Officer and Director
John W. Funk......................................    39            Executive Vice President, Chief Financial Officer,
                                                                      General Counsel, Secretary and Director
Howard G. Buffett.................................    44            Chairman of the Board of Directors
Eugene A. Wiseman.................................    49            President of GSI Division
David L. Vettel...................................    40            President of GSI International Division
Allen A. Deutsch..................................    48            President of AP Division
Christopher V. van Rossem.........................    43            President of GSI/Cumberland International  and
                                                                      Cumberland Hatchery Systems Divisions
Tom Huls..........................................    45            President of Cumberland Division
Russell C. Mello..................................    37            Vice President, Finance, Assistant Secretary and
                                                                      Assistant Treasurer

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

     John W. Funk joined the Company in December 1995 and has been General Counsel since that time. Mr. Funk also has been Executive Vice President, Chief Financial Officer and Secretary since April 1996. From May 1994 to December 1995, he served as Chief Operating Officer of Behnke & Company, Inc., a commercial insurance agency. From October 1988 to January 1994, he served as In-House Counsel to A. E. Staley Manufacturing Company, a grain processing company. From September 1985 to October 1988, he was an associate at the New York law firm of Brown & Wood. Mr. Funk has been a Director of the Company since April 1996.

     Howard G. Buffett joined the Company in September 1995. Mr. Buffett has been Chairman of the Board since June 1996. From September 1995 to June 1996, he served as President of International Operations. From February 1992 to July 1995, he served as Corporate Vice President and Assistant to the Chairman of the Archer-Daniels-Midland Company, a processor of agricultural products. Mr. Buffett has been a Director of the Company since September 1995. Mr. Buffett also is a Director of Berkshire Hathaway, Inc., Coca-Cola Enterprises, Inc., Lindsay manufacturing Company, and Vision Solutions, Inc.

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

     Christopher V. van Rossem joined the Company in October 1993 and has been President of the GSI/Cumberland International Division since that time. Mr. van Rossem also has been President of the Cumberland Hatchery Systems Division since August 1997. From June 1989 to October 1993, he served as Sales Manager of Chick Master Incubator Co., an international manufacturer of high-capacity incubators for poultry, where he managed the company's United States and Canadian sales department.

     Thomas Huls joined the Company in 1992. Mr. Huls has been President of the Cumberland Division since April of 1998. From July of 1992 to April of 1998, he served as a District Manager for the Cumberland Division. From October of 1989 to July 1992, he was Sales Manager for Cumberland's largest distributor. From January of 1985 to October of 1989, he served as a District Manager for Big Dutchman, Inc., a manufacturer of poultry feeding equipment.

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

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 1998 of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executives").


                           SUMMARY COMPENSATION TABLE

                                                                                                                     All Other
           Name & Principal Position                      Year                Annual Compensation                 Compensation(1)
           -------------------------                  ------------     ---------------------------------       ---------------------
                                                                          Salary              Bonus
                                                                       -------------     ---------------
Craig Sloan..........................................     1998           $170,000            $    -                  $1,616
 Chief Executive Officer and Director
Jorge Andrade........................................     1998           $160,000            $45,000                 $1,651
 President, Chief Operating Officer and Director
John W. Funk.........................................     1998           $150,000            $16,250                 $1,543
 Chief Financial Officer, General Counsel, Secretary


 and Director
Howard G. Buffett.......................................        1998     $235,000         $100,000                   $ -
 Chairman of the Board
Christopher van Rossem..................................        1998     $127,692         $ 19,572                   $958
 President of GSI/Cumberland International Division

(1) Consists of matching contributions by the Company to Company sponsored 401(k) plans.

Employment Agreements

  The Company has entered into employment agreements with Messrs. Sloan, Andrade, Funk and Buffett (each, and "Executive"). The terms of each Executive's employment agreement are substantially the same. Each agreement provides for a specified minimum annual base salary, subject to increases determined by the Company's Board of Directors, and participation in any profit sharing, retirement, insurance or other benefit plans maintained by the Company.

  The employment agreement of each Executive will terminate as of the earliest of: (i) June 6, 2001; (ii) the last day of the month in which the Executive's death occurs; or (iii) ninety days after the date the Company gives the Executive's notice of termination if such termination is for "cause", due to the Executive being "permanently disabled" (as such terms are defined in the employment agreement). The Company may not terminate an Executive, with or without cause, unless such termination has been authorized by a resolution adopted by the Board at a meeting duly called and held, and where the Executive is given prior written notice of the basis for his termination and an opportunity to be heard by the Board at such meeting. In addition, the Executive may not be terminated for cause unless: (i) the Company has followed the foregoing procedures and (ii) the Executive is given an opportunity to cure any of the actions or omissions which form the basis for his termination within
30 days of the adoption of the Board resolution described above.   If employment
is terminated due to permanent disability, the Executive will continue to receive an annual salary (less any benefits paid during the period of his disability, under the Company's disability insurance programs) and other benefits until such time that the Executive sells his stock to the Company pursuant to the terms of certain stockholder agreements among the holders of the Company's voting stock. See "Certain Relationships and Related Transactions-Management Buyout-Stockholder Agreements." If employment is terminated without cause after December 6, 1999, the Executive will receive at a minimum, immediately upon such termination, a severance payment equal to the greater of:
(i) eighteen months salary at the Executive's then current rate; or (ii) in the case of Mr. Sloan, $594,682; in the case of Messrs. Andrade and Buffett, $450,000; and in the case of Mr. Funk, $375,000. There is no provision for severance payments if employment is terminated without cause prior to December 6, 1999.

  Each employment agreement also provides that during the Executive's employment with the Company, and for two years thereafter, the Executive will not be employed by or otherwise engage in any business that is in competition with the Company, except that the Executive may; (i) invest in such business where the stock of such business is traded on a national securities exchange and the Executive owns less that 1% of the equity of such business; (ii) serve on the board of directors of any corporation on which the Executive is serving as of the date of his termination. If the Executive is terminated by the Company without cause, the foregoing covenant not to compete is null and void.

Compensation Committee Interlocks and Insider Participation

  The Company did not have a Compensation Committee during 1998. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 1998. See "Certain Relationships and Related Transactions." During 1998, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors.

Director Compensation

  Each director of the Company will receive an annual fee of $10,000 plus a fee or $5,000 for each Board of Directors meeting attended, with such attendance fees being capped at $40,000, in the aggregate, per year. The Directors have agreed to waive these fees in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of March 29, 1999 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more that 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.

                                                                                                    Non-Voting
                                                            Voting Common Stock                    Common Stock
                                                     ------------------------------      ------------------------------
                                                         Number of    Percentage of        Number of    Percentage of
        Name and Address of Beneficial Owner              Shares          Voting            Shares        Non-Voting
        ------------------------------------         ---------------  --------------     -------------  --------------
Craig Sloan (1)......................................      1,175,000          65.28%            54,100          27.05%
Jorge Andrade (1)....................................        300,000          16.67%                --             --
John W. Funk (1).....................................        225,000          12.50%                --             --
Howard G. Buffett (1)................................        100,000           5.55%                --             --
Christopher van Rossem (1)...........................                                           15,773           7.89%
Directors and executive officers as a group
   (10 persons in group).............................      1,800,000         100.00%           129,020          64.51%

(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.
(2)  The Company has 200,000 shares of non-voting common stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Company and the holders of the Company's voting common stock ("voting stockholders") have entered into a Stock Restriction and Buy-Sell Agreement and the stockholders have entered into a Stock Restriction and Cross Purchase Agreement (the "Stockholder Agreements"). The Stockholder Agreements define the rights of the voting stockholders with respect to their ownership of the Company's shares. These agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other voting Stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the voting Stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any shares, (iv) require that an affirmative vote by a majority of the Company's voting stock is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting Stockholders upon the death, permanent disability or termination of employment of any voting Stockholder. Each of the voting Stockholders is covered by life insurance policies, the proceeds of which generally will be used to fund the purchase of shares from the estate of a deceased voting Stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the voting Stockholders in the event of an underwritten public offering.

  In addition, the Company, the voting Stockholders and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting Stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors, (iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares,
(iv) grants rights of first refusal, first to Craig Sloan and then to the other voting Stockholders, with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan, the other voting Stockholders and the Company (subject to compliance with the terms of the Indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering.

  The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of Craig Sloan. Such transactions generally consist of sales of grain equipment and amounted to $131,495 for 1998. The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc. will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.

  From time to time the Company extends demand loans to its officers and directors for the payment of taxes incurred as a result of the Company's subchapter S status. The annual interest rate on such loans is based on the prime rate. No such loans were outstanding during 1998.


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

(b)  Reports on Form 8-K:

  The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on March 29, 1999.

                                     The GSI Group, Inc.

                                     By:         /s/ Craig Sloan
                                         -----------------------------------
                                                     Craig Sloan
                                         Director and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 29, 1999.

                       Signature                                                   Title
                       ---------                                                   -----
                  /s/ Craig Sloan                          Director and Chief Executive Officer (Principal
-------------------------------------------------------      Executive Officer)
                      Craig Sloan

                 /s/ John W. Funk                          Director, Chief Financial Officer, Secretary and
-------------------------------------------------------      General Counsel (Principal Financial Officer)
                     John W. Funk

                 /s/ Jorge Andrade                         Director and Chief Operating Officer
-------------------------------------------------------
                     Jorge Andrade

               /s/ Howard G. Buffett                       Chairman of the Board of Directors
-------------------------------------------------------
                   Howard G. Buffett

             /s/  Russell  C. Mello                        Vice President, Finance, Assistant Secretary and
-------------------------------------------------------      Assistant Treasurer (Principal Accounting
                  Russell  C. Mello                          Officer)

                               INDEX TO EXHIBITS


 Exhibit
   No.                                         Document Description
----------  ---------------------------------------------------------------------------------------------
   2.1**    Stock Purchase Agreement, dated June 30, 1998, by and among Cumberland do Brasil Ltda.,
            Avemarau Equipamentos Agricolas Ltda. and the stockholders of Avemarau Equipamentos
            Agricolas Ltda.

   2.2**    Agreement for Non-Competition, dated June 30, 1998, by and among the stockholders of
            Avemarau Equipamentos Agricolas Ltda. and The GSI Group, Inc.

   3.1*     Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
            October 23, 1997

   3.2*     By-Laws of The GSI Group, Inc.

   3.3*     Restated Articles of Incorporation of David Manufacturing Co., as amended as of February 17,
            1987

   3.4*     By-Laws of David Manufacturing Co.

   4.1*     Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle national Bank, as
            Trustee, including forms of the Old Notes and the New Notes issued pursuant to such
            Indenture.

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

 10.1       Fourth Amended and Restated Loan and Security Agreement dated February 4, 1999 between The
            GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

 10.10*     Amended and Restated Employment Agreement, dated as of January 1, 1997, between The GSI
            Group, Inc. and John C. Sloan.

 10.11*     Amended and Restated Employment Agreement, dated as January 1, 1997, between The GSI Group,
            Inc. and Jorge Andrade.

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

 Exhibit
   No.                                         Document Description
----------                                     --------------------
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

  10.19*    Stock Restriction and Cross-Purchase Agreement, dated Jun 6, 1996, among John C. Sloan,
            Jorge Andrade, John Funk and Howard Buffett.

   10.2*    Guaranty, dated November 26, 1997, executed by The GSI Group, Inc. in favor of Mercantile
            Bank National Association.

  10.20*    First Amendment to Stock Restriction and Cross-Purchase Agreement, dated July 15, 1996, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

  10.21*    Second Amendment to Stock Restriction and Cross-Purchase Agreement, dated as of October 2,
            1997, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

  10.22***  Third Amended and Restated Loan and Security Agreement, dated August 19, 1998 between The
            GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

  10.23***  First Amendment to Third Amended and Restated Loan and Security Agreement dated October 30,
            1998 between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

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

  10.7*     Agreement, dated April 9, 1997, between GSI/Cmberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd.
            relating to property located in Penang, Malaysia.

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

  10.9*     Asset Purchase Agreement, dated December 20, 1995, by and among The GSI Group, Inc.,
            Jannock, Inc. and Heritage Vinyl Products Inc.


 Exhibit
   No.                          Document Description
----------                      --------------------
   12.1     Computation of Ratio of Earnings to Fixed Charges.
   21.1     List of Subsidiaries of The GSI Group, Inc.
   27.1     Financial Data Schedule

____________
* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

** Incorporated by reference from the Company's Form 8-K filed with the Commission pursuant to the Securities Act of 1934, as amended.

*** Incorporated by reference from the Company's Form 10-Q filed with the Commission pursuant to the Securities Act of 1934.

   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

   The Company did not send an annual report or proxy statement to security holders covering 1998.