Form 10-Q
period 1999-04-02
GSI GROUP INC
filed 1999-05-17
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   FORM 10-Q




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 2, 1999

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


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of May 14, 1999.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements
            Balance Sheets................................................    3
            Statements of Operations......................................    4
            Statements of Cash Flows......................................    5
            Notes to Financial Statements.................................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   15

  Item 3. Quantitative and Qualitative Disclosure About Market Risk.......   18

PART II - OTHER INFORMATION
  Item 1. Legal Proceedings...............................................   19
  Item 2. Changes in Securities and Use of Proceeds.......................    *
  Item 3. Defaults Upon Senior Securities.................................    *
  Item 4. Submission of Matters to a Vote of Security Holders.............    *
  Item 5. Other Information...............................................    *
  Item 6. Exhibits and Reports on Form 8-K................................   19


__________________
* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share data)
                                  (UNAUDITED)

                                                                                       APRIL 2,        DECEMBER 31,
                                    Assets                                               1999              1998
             --------------------------------------------------------                ------------      ------------
Current Assets:
 Cash and cash equivalents.....................................................      $      1,832      $      1,192
 Accounts receivable, net......................................................            33,868            36,969
 Inventories, net..............................................................            54,296            49,219
 Prepaids......................................................................             3,102             2,820
 Other.........................................................................             4,940             4,773
                                                                                     ------------      ------------
   Total current assets........................................................            98,038            94,973
                                                                                     ------------      ------------
Notes Receivable...............................................................             1,079             1,084
                                                                                     ------------      ------------
Long-Term Retainage............................................................             4,187             3,570
                                                                                     ------------      ------------
Property, Plant and Equipment, net.............................................            50,841            50,257
                                                                                     ------------      ------------
Other Assets:
 Goodwill, net.................................................................            10,829            12,646
 Other intangible assets, net..................................................             7,309             7,541
 Deferred financing costs, net.................................................             3,732             4,063
 Other.........................................................................               731               514
                                                                                     ------------      ------------
   Total other assets..........................................................            22,601            24,764
                                                                                     ------------      ------------
   Total assets................................................................      $    176,746      $    174,648
                                                                                     ============      ============

                   LIABILITIES AND  STOCKHOLDERS' EQUITY
          --------------------------------------------------------
Current Liabilities:
 Accounts payable..............................................................      $     16,910      $     14,459
 Payroll and payroll related expenses..........................................             5,458             4,950
 Deferred income taxes.........................................................             1,049             1,049
 Billings in excess of costs...................................................             6,134             4,983
 Accrued warranty..............................................................             2,475             2,527
 Accrued interest..............................................................             4,501             1,807
 Other accrued expenses........................................................             4,839             5,742
 Customer deposits.............................................................             9,274             5,631
 Current maturities of long-term debt..........................................             3,775             4,572
                                                                                     ------------      ------------
   Total current liabilities...................................................            54,415            45,720
                                                                                     ------------      ------------
Long-Term Debt, less current maturities........................................           139,703           134,216
                                                                                     ------------      ------------
Deferred Income Taxes..........................................................             1,608             1,678
                                                                                     ------------      ------------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................                18                18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                 2
 Paid-in capital...............................................................             2,473             2,473
 Accumulated other comprehensive loss (cumulative currency
  adjustment)..................................................................            (7,273)           (2,203)
 Retained earnings.............................................................            11,333            18,277
 Treasury stock, at cost, voting (4,833,652 shares)............................           (25,524)          (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)               (9)
                                                                                     ------------      ------------
   Total stockholders' deficit.................................................      $    (18,980)     $     (6,966)
                                                                                     ------------      ------------
   Total liabilities and stockholders' equity..................................      $    176,746      $    174,648
                                                                                     ============      ============

 The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                    PERIOD ENDED
                                                                                    ------------
                                                                            APRIL 2,           APRIL 3,
                                                                              1999               1998
                                                                            --------           --------
Net sales.............................................................     $    44,751        $    52,161

Cost of sales.........................................................          36,187             40,154
Cost of sales - restructuring charges.................................             348                 --
                                                                           -----------        -----------
 Total cost of sales..................................................          36,535             40,154

   Gross profit.......................................................           8,216             12,007

Selling, general and administrative expenses..........................          10,874             10,286
Amortization expense..................................................             330                104
Restructuring charges.................................................             669                 --
                                                                           -----------        -----------
 Total operating expenses.............................................          11,873             10,390

 Operating income (loss)..............................................          (3,657)             1,617

Other income (expense):
 Interest expense.....................................................          (3,681)            (2,910)
 Interest income......................................................              11                233
 Other, net...........................................................             142                (26)
                                                                           -----------        -----------

   Loss before income taxes...........................................          (7,185)            (1,086)
                                                                           -----------        -----------

Income taxes..........................................................            (241)              (165)
                                                                           -----------        -----------

   Net loss...........................................................     $    (6,944)       $      (921)
                                                                           -----------        -----------

Basic and diluted loss per share:
 Net loss.............................................................     $     (3.47)       $     (0.46)
                                                                           -----------        -----------

Weighted average common shares outstanding............................       2,000,000          2,000,000
                                                                           ===========        ===========


 The accompanying notes to financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            PERIOD ENDED
                                                                                            ------------
                                                                                    APRIL 2,           APRIL 3,
                                                                                      1999               1998
                                                                                    --------           --------
Cash Flows From Operating Activities:
 Net loss....................................................................    $    (6,944)       $      (921)
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization.............................................          1,565              1,257
   Amortization of deferred financing costs..................................            171                 96
   Gain on sale of assets....................................................            (50)                (1)
      Deferred taxes.........................................................            (70)                --
   Changes in assets and liabilities:
     Accounts receivable.....................................................            122             (4,619)
     Inventories.............................................................         (7,197)            (7,559)
     Other current assets....................................................           (449)             1,514
     Accounts payable........................................................          4,269                448
     Accrued expenses and payroll and payroll related expenses...............          3,398              5,279
     Customer deposits.......................................................          3,643              4,781
     Other...................................................................           (279)                --
                                                                                 -----------        -----------
      Net cash flows provided by (used in) operating activities..............         (1,821)               275
                                                                                 -----------        -----------

Cash Flows From Investing Activities:
 Capital expenditures........................................................         (4,647)            (2,669)
 Proceeds from sale of fixed assets..........................................            108                 75
 Payments received on notes receivable.......................................              5                 --
 Write-down of goodwill for Avemarau Equipamentos Agricolas Ltda.
  related to the Brazilian Real devaluation..................................         (1,556)                --
 Other.......................................................................           (344)                --
                                                                                 -----------        -----------
      Net cash flows used in investing activities............................         (6,434)            (2,594)
                                                                                 -----------        -----------

Cash Flows From Financing Activities:
 Payments on former shareholder loans........................................             --            (14,312)
 Payments on long-term debt..................................................           (713)               (85)
 Deferred financing costs....................................................             --                (65)
 Net borrowings under line-of-credit agreement...............................          8,097                 --
 Dividends...................................................................             --             (1,791)
 Write-down of note payable to former stockholders of Avemarau
  Equipamentos Agricolas Ltda. related to the Brazilian Real devaluation.....          1,235                 --
 Other.......................................................................            276                 --
                                                                                 -----------        -----------
      Net cash flows provided by (used in) financing activities..............          8,895            (16,253)
                                                                                 -----------        -----------

Increase (Decrease) In Cash and Cash Equivalents.............................    $       640        $   (18,572)
Cash and Cash Equivalents, beginning of period...............................          1,192             18,572
                                                                                 -----------        -----------
Cash and Cash Equivalents, end of period.....................................    $     1,832        $         0
                                                                                 -----------        -----------

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

     The components of Comprehensive Income for the periods presented are as follows:


                                                                          April 2,              April 3,
                                                                            1999                  1998
                                                                     ---------------       ---------------
          Net loss...........................................             $ (6,944)                $(921)
          Cumulative translation adjustment..................               (5,070)                  (32)
                                                                     ---------------       ---------------
            Comprehensive loss...............................             $(12,014)                $(953)
                                                                     ===============       ===============

2. RESTRUCTURING CHARGES

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. The charges associated with the reduction in work force include severance costs for approximately 186 employees, of whom 52% effected cost of goods sold and 48% effected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facilities in Nova Odessa, Brazil and Lenni, Pennsylvania. These lease obligations and related expenses totaling $148,000 have been included in cost of goods sold.

3.  DETAIL OF CERTAIN ASSETS

                                                                                     AS OF
                                                                      --------------------------------
                                                                          APRIL 2,        DECEMBER 31,
                                                                           1999               1998
                                                                      ------------      --------------
                                                                               (IN THOUSANDS)
Accounts Receivable
                  Trade receivables............................        $     35,366           $ 38,764
                  Allowance for doubtful accounts..............              (1,498)            (1,795)
                                                                      -------------     --------------
                     Total.....................................        $     33,868           $ 36,969
                                                                      =============     ==============

Inventories
                  Raw materials................................        $     15,036           $ 11,817
                  Work-in-process..............................              16,306             14,330
                  Finished goods...............................              22,954             23,072
                                                                      -------------     --------------
                     Total.....................................        $     54,296           $ 49,219
                                                                      =============     ==============

Property, Plant and Equipment
                  Land.........................................        $        925           $    865
                  Buildings and improvements...................              21,047             18,866
                  Machinery and equipment......................              43,125             41,237
                  Office equipment and furniture...............               6,242              5,322
                  Construction-in-progress.....................               6,628             10,104
                                                                      -------------     --------------
                                                                             77,967             76,394
                  Accumulated depreciation.....................             (27,126)           (26,137)
                                                                      -------------     --------------
                  Property, plant and equipment, net...........        $     50,841           $ 50,257
                                                                      =============     ==============

Intangible Assets
                  Goodwill.....................................        $     11,538           $ 13,286
                  Accumulated amortization.....................                (709)              (640)
                                                                      -------------     --------------
                     Total.....................................        $     10,829           $ 12,646
                                                                      =============     ==============

                  Non-compete agreements.......................        $      8,227           $  8,227
                  Accumulated amortization.....................              (1,168)              (991)
                                                                      -------------     --------------
                     Total.....................................        $      7,059           $  7,236
                                                                      =============     ==============

                  Patents and other intangible assets..........        $        333           $    453
                  Accumulated amortization.....................                 (83)              (148)
                                                                      -------------     --------------
                     Total.....................................        $        250           $    305
                                                                      =============     ==============

Deferred Financing Costs
                  Deferred financing costs.....................        $      4,412           $  4,612
                  Accumulated amortization.....................                (680)              (549)
                                                                      -------------     --------------
                     Total.....................................        $      3,732           $  4,063
                                                                      =============     ==============

4. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid approximately $0.6 and $0.7 million in interest during the first quarters ended April 2, 1999 and April 3, 1998, respectively. The Company paid no income taxes during the first quarters of 1999 and 1998.

     The following is a cash flow statement that isolates the cumulative translation adjustment impact from the other components of cash flow. This presentation is not in compliance with generally accepted accounting principles; however, management desires to include this information because management believes this presentation of cash flow information segregates the effect of the Brazilian Real devaluation from the operating results of the Company.

                                                                                 APRIL 2,          APRIL 3,
                                                                                   1999              1998
                                                                             ----------------  ----------------
Cash Flows From Operating Activities:
 Net loss................................................................          $(6,944)         $   (921)
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization.........................................            1,565             1,257
   Amortization of deferred financing costs..............................              171                96
   Gain on sale of assets................................................              (50)               (1)
      Deferred taxes.....................................................              (70)               --
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.................................................            2,484            (4,619)
     Inventories.........................................................           (5,077)           (7,527)
     Other current assets................................................             (449)            1,514
     Accounts payable....................................................            2,451               448
     Accrued expenses and payroll and payroll related expenses...........            3,398             5,279
     Customer deposits...................................................            3,643             4,781
     Other...............................................................               --                --
                                                                             ----------------  ----------------
      Net cash flows provided by (used in) operating activities..........            1,122               307
                                                                             ----------------  ----------------

Cash Flows From Investing Activities:
 Capital expenditures....................................................           (2,841)           (2,669)
 Proceeds from sale of fixed assets......................................              108                75
 Payments received on notes receivable...................................                5                --
 Other...................................................................             (344)               --
                                                                             ----------------  ----------------
      Net cash flows provided by (used in) investing activities..........           (3,072)           (2,594)
                                                                             ----------------  ----------------

Cash Flows From Financing Activities:
 Payments on former shareholder loans....................................               --           (14,312)
 Payments on long-term debt..............................................             (713)              (85)
 Deferred financing costs................................................               --               (65)
 Net borrowings under line-of-credit agreement...........................            8,097                --
 Dividends...............................................................               --            (1,791)
 Other...................................................................              276                --
                                                                             ----------------  ----------------
      Net cash flows provided by (used in) financing activities..........            7,660           (16,253)
                                                                             ----------------  ----------------

Cumulative translation adjustment impact                                            (5,070)              (32)
                                                                             ----------------  ----------------

Increase (Decrease) In Cash and Cash Equivalents.........................          $   640          $(18,572)
Cash and Cash Equivalents, beginning of period...........................            1,192            18,572
                                                                             ----------------  ----------------
Cash and Cash Equivalents, end of period.................................          $ 1,832          $      0
                                                                             ----------------  ----------------

5.  LONG-TERM DEBT

     Long-term debt at April 2, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                                 APRIL 2,       DECEMBER 31,
                                                                                   1999             1998
                                                                                ----------      ------------
  Citizens National Bank IRB                                                     $  1,834          $  1,875
  Various noncompete, license and patent agreements...........................         65                65
  LaSalle National Bank revolving line of credit..............................      7,904                --
  LaSalle National Bank term note.............................................     31,900            32,500
  Clark Products, Inc. promissory note........................................        386               429
  10.25% senior subordinated notes payable....................................     98,574            98,533
  Note payable to former stockholders of Avemarau Equipamentos Agricolas Ltda.      1,533             3,900
  Various notes payable.......................................................        816               991
  City of Assumption promissory note..........................................        466               495
                                                                              -----------     -------------
            Total.............................................................    143,478           138,788
  Less -
            Current maturities................................................     (3,775)           (4,572)
                                                                              -----------     -------------
            Total long-term debt..............................................   $139,703          $134,216
                                                                              ===========     =============

  The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries.

  On February 4, 1999, LaSalle National Bank and the Company amended the existing credit facility (as amended, the "Credit Facility") to provide for revolving loans up to a maximum of $27.5 million (limited based on a borrowing base which includes accounts receivable, inventory and principal reductions of the LaSalle National Bank term loan) and a $32.5 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.00% over LIBOR or 0.25% to 0.50% over the banks floating rate based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on February 1, 2002. As the principal amount outstanding on the term loan is reduced, the availability on the revolving loans is increased maintaining a total commitment of $60.0 million under the Credit Facility. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures. These covenants are retroactive and were reset in February 1999 for December 31, 1998. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. The Credit Facility expires on February 1, 2002. The Company was in compliance with or obtained waivers for all covenants under the Credit Facility as of April 2, 1999. LaSalle National Bank and the Company have agreed in principle to amend certain covenants for the rest of 1999 as well as to provide a seasonal over-advance facility for the second and third quarters of 1999.

6.   COMMITMENTS AND CONTINGENCIES

  The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and long-term retainage include $6.5 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $6.5 million and are expected to be collected through the year 2001.

7.   BUSINESS SEGMENT

          In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SAFS 131, the Company reports net sales by each group of product lines. Amounts for the first quarters of 1999 and 1998 are as shown in the table below (in thousands).

                                                         APRIL 2,       APRIL 3,
                                                           1999           1998
                                                       -------------  -------------
          Grain product line.......................        $23,019        $25,224
          Swine product line.......................          8,836         17,485
          Poultry product line.....................         12,824          9,452
                                                           -------        -------
               Net sales...........................        $44,751        $52,161
                                                           =======        =======

          For the first quarters of 1999 and 1998, sales in Brazil were $4.8 and $0.4 million, respectively. Long-lived assets in Brazil were $4.2 and $0.5 million at April 2, 1999 and April 3, 1998, respectively.

8.   GUARANTOR SUBSIDIARIES

The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd. and Cumberland do Brasil Ltda. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

Presented below is unaudited condensed consolidating financial information for The GSI Group, Inc. ("Parent Company") and the Guarantor Subsidiaries. In the Company's opinion, separate financial statements and other disclosures concerning the Guarantor Subsidiaries would not provide additional information that is material to investors.

Investments in subsidiaries are accounted for by the Parent Company using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Parent Company's investments in and advances to/from subsidiaries' accounts and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 2, 1999
                                (In thousands)

                                                                                 Parent     Guarantor
                                                                                Company    Subsidiaries   Eliminations  Consolidated
                                                                              -----------  ------------   ------------  ------------
                                                                                ASSETS
Current assets:
     Cash and cash equivalents ....................................             $      29    $   1,803    $    --      $   1,832
     Accounts  receivable, net.....................................                36,628        9,487      (12,247)      33,868
     Inventories, net..............................................                36,407       17,889         --         54,296
     Other current assets..........................................                 5,053        2,989         --          8,042
                                                                              -----------  ------------   ------------  ----------
     Total current assets..........................................                78,117       32,168      (12,247)      98,038

Property, plant and equipment, net ................................                37,535       13,306         --         50,841
Goodwill ..........................................................                 1,153        9,676         --         10,829

Investment in and advances to/from subsidiaries ...................                51,386      (24,702)     (26,684)        --
Other long-term assets ............................................                 9,880        7,158         --         17,038
                                                                              -----------  ------------   ------------  ----------
     Total assets..................................................             $ 178,071    $  37,606    $ (38,931)   $ 176,746
                                                                              -----------  ------------   ------------  ----------

                                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.............................             $   2,842    $     933    $    --      $   3,775
     Accounts payable..............................................                12,143       14,248       (9,481)      16,910
     Accrued liabilities ..........................................                29,549        4,181         --         33,730
                                                                              -----------  ------------   ------------  ----------
     Total current liabilities ....................................                44,534       19,362       (9,481)      54,415

Long-term debt ....................................................               136,468        3,235         --        139,703
Other long-term liabilities .......................................           -----------  ------------   ------------  ----------

     Total liabilities.............................................               181,002       24,205       (9,481)     195,726

Stockholders' equity:
     Common stock .................................................                    20       17,816      (17,816)          20
     Additional paid-in capital                                                     2,473           --           --        2,473
     Accumulated other comprehensive income........................                    --       (7,273)          --       (7,273)
     Retained earnings (deficit)...................................                20,109        2,858      (11,634)      11,333
     Treasury stock, at cost.......................................               (25,533)          --           --      (25,533)
                                                                              -----------  ------------   ------------  ----------
     Total stockholders' equity (deficit)..........................                (2,931)      13,401      (29,450)     (18,980)
                                                                              -----------  ------------   ------------  ----------
Total liabilities and stockholders' equity ........................             $ 178,071    $  37,606    $ (38,931)   $ 176,746
                                                                              ===========  ============   ============  ==========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       THREE MONTHS ENDED APRIL 2, 1999
                                (In thousands)

                                                           Parent            Guarantor
                                                           Company         Subsidiaries       Eliminations       Consolidated
                                                         -----------       --------------     ------------       ------------
Net sales..........................................        $37,343          $     9,806       $   (2,398)        $    44,751
Cost of sales......................................         29,691                8,336           (1,492)             36,535
                                                         -----------       --------------     ------------       ------------
     Gross profit..................................          7,652                1,470             (906)              8,216

Selling, general and administrative expenses.......          8,493                3,380               --              11,873
                                                         -----------       --------------     ------------       ------------
     Operating income (loss).......................           (841)              (1,910)            (906)             (3,657)

Interest expense...................................         (3,603)                 (78)              --              (3,681)
Other income (expense).............................            114                   39               --                 153
                                                         -----------       --------------     ------------       ------------

Income (loss) before income taxes..................         (4,330)              (1,949)            (906)             (7,185)
Provision (benefit) for income taxes...............             18                 (259)              --                (241)
                                                         -----------       --------------     ------------       ------------
Income (loss) before equity in income of
   consolidated subsidiaries.......................         (4,348)              (1,690)            (906)             (6,944)
Equity in income of consolidated subsidiaries......         (1,690)                  --            1,690                  --
                                                         -----------       --------------     ------------       ------------
Net income (loss)..................................        $(6,038)         $    (1,690)      $      784         $    (6,944)
                                                         ===========       ==============     ============       ============

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED APRIL 2, 1999
                                (In thousands)

                                                              Parent          Guarantor
                                                             Company         Subsidiaries       Eliminations      Consolidated
                                                           ------------     --------------     --------------    --------------
Cash flows from operating activities....................   $     601        $  (2,422)         $           --    $    (1,821)
                                                           ----------       ----------         --------------    ------------

Cash flows from investing activities:
   Capital expenditures.................................      (4,085)            (562)                     --         (4,647)
   Other................................................      (1,967)             180                      --         (1,787)
                                                           ----------       ----------         --------------    ------------

   Net cash provided by (used in) investing activities..      (6,052)            (382)                     --         (6,434)
                                                           ----------       ----------         --------------    ------------

Cash flows from financing activities:
   Advances (to) from affiliates........................      (2,813)           2,813                      --             --
   Net borrowings (payments) on debt....................       6,403              981                      --          7,384
   Other................................................       1,511               --                      --          1,511
                                                          -----------       ----------         --------------    ------------

   Net cash provided by (used in) financing activities..       5,101            3,794                     --           8,895
                                                          -----------       ----------         --------------    ------------

Change in cash and cash equivalents.....................        (350)             990                     --             640

Cash and cash equivalents, beginning of period..........         379              813                     --           1,192
                                                          -----------       ----------         --------------    ------------

Cash and cash equivalents, end of period................   $      29        $   1,803                     --     $     1,832
                                                          ===========       ==========         ==============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 1 hereof.



GENERAL

  The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past has impacted sales of the Company's swine and poultry equipment. The Company believes that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. However, the Company believes that low swine prices and environmental regulations will for the foreseeable future continue to effect negatively the sales of its swine equipment, and, therefore, its overall results of operations and financial condition.

  Do to the seasonality of the Company's markets, the Company typically experiences a loss in the first quarter. However, as a result of less than anticipated sales in the first quarter of 1999 and forecasted continued weakness in the sale of swine equipment throughout the remainder of the year, management implemented a restructuring program in the first quarter of 1999. In connection with the restructuring, the Company recorded a charge of approximately $1.0 million in the first quarter of 1999, the majority of which was for severance costs.

  Management believes that the restructuring program will significantly reduce the Company's cost of operations and allow the Company to maintain its competitiveness at lower sales levels. Management believes that the restructuring will reduce the Company's operating costs by at least $20 million on an annual basis, compared to operating costs incurred in the first quarter of 1999 prior to the restructuring. Certain portions of the Company's business are experiencing increased sales activity over year ago levels. Most notably, both the Company's domestic grain bin business and domestic poultry business experienced record sales levels in the first quarter. Further, the Company's Brazilian operation has experienced an increase in shipments (in Brazilian Real terms) in the first quarter of 1999 compared with the first quarter of 1998. Management believes that the weaker Real is providing increased export opportunities to Brazilian producers of poultry and swine, and, as a result, these producers are expanding their production capacity. Management believes that its Malaysian operation will post higher sales volume in 1999, compared with 1998 levels. As a result of the reduced cost structure and the anticipated seasonal sales increases in the second and third quarters, management does not believe that the financial performance experienced by the Company in the first quarter of 1999 will be indicative of the Company's performance for the remainder of the year.

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

  In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. In the first quarter, the Brazilian Real experienced a devaluation (1.21 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 1.66 Brazilian Reals/U.S. Dollar at May 12, 1999). The effect of the devaluation was a reduction in the Company's stockholders' equity and results of operations. Further deterioration in the Brazilian economy could negatively effect the performance of the Company's Brazilian operation.

  The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 1999 and 1998, the Company's international sales accounted for 46% and 36% of net sales, respectively. Although the Company's sales are primarily denominated in U.S. dollars, the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. For example, the financial crises in many countries in Southeast Asia have caused some agricultural producers to cancel orders or have led to the inability of such producers to secure necessary lines of credit to buy agricultural commodities and/or equipment. While this trend has not led to material cancellations of orders by the Company's customers, the Company believes that it has contributed to a decline in the number of new orders that the Company has received from customers located in such regions.

  The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first quarter of 1999, the Company continued to benefit from modest price decreases in steel and polymers. There can be no assurances that these price decreases will continue or that prices for these materials will not increase in the future.

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

RESULTS OF OPERATIONS

Quarter Ended April 2, 1999 Compared to Quarter Ended April 3, 1998

  Net sales decreased 14.2% or $7.4 million to $44.8 million in the first quarter of 1999 from $52.2 million in the same period of 1998. This decrease was primarily driven by the reduced demand for hog equipment caused by historically low swine prices. This decrease was partially offset by $4.4 million of increased sales from the Company's Brazilian operation.

  Gross profit decreased to $8.2 million in the first quarter of 1999 or 18.4% of net sales from $12.0 million or 23.0% of net sales in the same period of 1998. This decrease was caused by reduced sales, shipment of a low-margin international project and restructuring charges. The restructuring charges relate primarily to severance costs for terminated employees and the expenses related to shutting down two manufacturing facilities.

  Operating expenses increased 14.3% or $1.5 million to $11.9 million in the first quarter of 1999 from $10.4 million in the same period of 1998. Of the $1.5 million increase, $0.5 million was from the Company's Brazilian operation and $0.7 million resulted from the restructuring charges for severance costs for terminated employees.

  Operating income decreased from $1.6 million in the first quarter of 1998 to an operating loss of $3.7 million in the first quarter of 1999. This decrease is attributable to the reduction in sales, reduced margins and an increase in operating expenses.

  Interest expense increased $0.8 million for the first quarter of 1999. This increase was primarily due to the interest expense on the term note issued to finance, among other things, the acquisition of the Company's Brazilian operation.

  Net loss increased $6.0 million to a loss of $6.9 million for the first quarter of 1999 from a loss of $0.9 million in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

  The Brazilian Real experienced a 43% devaluation during the first quarter of 1999, from 1.21 Reals/U.S. Dollar at December 31, 1998 to 1.73 Reals/U.S. Dollar at April 2, 1999. The impact of this devaluation on the balance sheet was to decrease the Company's assets by approximately $8.4 million and decrease liabilities by approximately $3.4 million, resulting in an approximate $5.0 million decrease in stockholders' equity.

  The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of April 2, 1999, the Company had $43.6 million of working capital, a decrease of $5.6 million from working capital as of December 31, 1998. The decrease in working capital was primarily due to increased customer deposits, accrued interest and accounts payable partially offset by an increase in inventory.

  Operating activities used $1.8 million and generated $0.3 million in cash flow in the first quarter of 1999 and 1998, respectively. This $2.1 million decrease in cash flow was primarily the result of a decrease in net income, other current assets and accrued expenses of $9.9 million, partially offset by decreases in accounts receivable and increases in accounts payable of $8.6 million, compared to the first quarter of 1998.

  Cash used in investing activities in the first quarter of 1999 consisted primarily of $4.6 million of capital expenditures, $2.8 million of which was for the purchase of machinery and equipment and $1.8 million of which was the impact of the Brazilian Real devaluation on property, plant and equipment. Cash used in investing activities in the first quarter of 1998 was $2.6 million. The cash was used primarily for machinery and equipment purchases.

  Cash provided by financing activities in the first quarter of 1999 consisted primarily of $8.1 million from net borrowings under the line-of-credit facility and a $1.2 million impact relating to the Brazilian Real devaluation. Cash used in financing activities in the first quarter of 1998 was $16.3 million. The cash was used primarily to retire former stockholder debt of $14.3 million and to pay dividends of $1.8 million for stockholder tax liabilities.

  During the first quarter of 1999, the Company's Credit Facility was amended to provide for a $27.5 million revolving loan facility and a $32.5 million term loan. As a part of this amendment, the financial covenants were eased and the amortization of the term loan was reduced from $5.0 million per year to $2.4 million per year. The Company was in compliance with or obtained waivers for all covenants under the Credit Facility as of April 2, 1999. LaSalle National Bank and the Company have agreed in principle to amend certain covenants for the rest of 1999 as well as to provide a seasonal over-advance facility for the second and third quarters of 1999.

  The Company believes that existing cash, cash flow from operations and available borrowings under the proposed amendments to the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

  The Company intends to modify or replace non-compliant IT and non-IT software and systems. The failure to address these systems issues on a timely basis may result in a disruption of the manufacturing process and the Company's ability to efficiently conduct business. Currently, the Company's compliance projects are at different phases of completion. Domestic IT system projects are approximately 90% complete and domestic non-IT system projects are approximately 75% complete. All IT and non-IT system projects for the Company's international subsidiaries are 100% complete. The Company's current target is to complete its domestic IT and non-IT system projects by June 30, 1999. The Company has not fully assessed the cost associated with these compliance projects. However, based upon current information, the Company expects these costs to range from $0.3 to $0.4 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates, but does not hold any market risk sensitive instruments for trading purposes. Principal exposed to interest rate risk is limited to $39.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities.

  The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

                                    PART III
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  There are no legal proceedings pending against the Company which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (A)  EXHIBITS:

   A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (B)  REPORTS ON FORM 8-K:

  The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended April 2, 1999.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          The GSI Group, Inc.

                                          By:   /s/ John W. Funk
                                               --------------------------------
                                               John W. Funk, Director, Chief
                                               Financial Officer, Secretary and
                                               General Counsel (Authorized
                                               Signatory and Principal Financial
                                               Officer)

Date:  May 17, 1999

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                                        DOCUMENT DESCRIPTION
----------                                    --------------------
  10.1           Amended and Restated Stock Restriction and Buy-Sell Agreement dated March 18, 1999 by and among Jorge Andrade, Howard Buffett, John Funk, Craig Sloan and The GSI Group, Inc.
  10.2           Amended and Restated Employment Agreement dated March 18, 1999 between The GSI Group, Inc.
                 and Jorge Andrade.
  10.3           Amended and Restated Employment Agreement dated March 18, 1999 between The GSI Group, Inc.
                 and Howard Buffett.
  10.4           Amended and Restated Employment Agreement dated March 18, 1999 between The GSI Group, Inc.
                 and John Funk.
  10.5           Amended and Restated Employment Agreement dated March 18, 1999 between The GSI Group, Inc.
                 and Craig Sloan.
  10.6           Stockholder Agreement dated March 18, 1999 between The GSI Group, Inc., Jorge Andrade,
                 Howard Buffett, John Funk and Craig Sloan
  10.7           Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting dated as of March
                 31, 1999 by and among The GSI Group, Inc., Jorge Andrade, Howard Buffett, John Funk, Craig
                 Sloan and the nonvoting shareholders of The GSI Group, Inc.
  27.1           Financial Data Schedule

____________