Form 10-Q
period 1999-07-02
GSI GROUP INC
filed 1999-08-11
CIK 1050925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   FORM 10-Q




        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 2, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of August 1, 1999.

                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I -- Financial Information
   Item 1.  Financial Statements
              Balance Sheets.............................................   3
              Statements of Operations...................................   4
              Statements of Cash Flows...................................   5
              Notes to Financial Statements..............................   6
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................  16
   Item 3.  Quantitative and Qualitative Disclosure About Market Risk....  20

PART II -- Other Information
   Item 1.  Legal Proceedings............................................  21
   Item 2.  Changes in Securities and Use of Proceeds....................   *
   Item 3.  Defaults Upon Senior Securities..............................   *
   Item 4.  Submission of Matters to a Vote of Security Holders..........   *
   Item 5.  Other Information............................................   *
   Item 6.  Exhibits and Reports on Form 8-K.............................  21

----------------------------
* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                      July 2,            December 31,
                                    Assets                                             1999                  1998
-------------------------------------------------------------------------------      --------            -----------
Current Assets:
 Cash and cash equivalents.....................................................      $  2,392             $  1,192
 Accounts receivable, net......................................................        35,409               36,969
 Inventories, net..............................................................        50,393               49,219
 Prepaids......................................................................         1,825                2,820
 Other.........................................................................         3,445                4,773
                                                                                     --------             --------
   Total current assets........................................................        93,464               94,973
                                                                                     --------             --------
Notes Receivable...............................................................            59                1,084
                                                                                     --------             --------
Long-Term Retainage............................................................         4,187                3,570
                                                                                     --------             --------
Property, Plant and Equipment, net.............................................        51,115               50,257
                                                                                     --------             --------
Other Assets:
 Goodwill, net.................................................................        10,549               12,646
 Other intangible assets, net..................................................         7,126                7,541
 Deferred financing costs, net.................................................         3,612                4,063
 Other.........................................................................           860                  514
                                                                                     --------             --------
   Total other assets..........................................................        22,147               24,764
                                                                                     --------             --------
   Total assets................................................................      $170,972             $174,648
                                                                                     ========             ========

                  Liabilities and Stockholders' Deficit
-------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable..............................................................      $ 15,400             $ 14,459
 Payroll and payroll related expenses..........................................         4,069                4,950
 Deferred income taxes.........................................................         1,049                1,049
 Billings in excess of costs...................................................         4,991                4,983
 Accrued warranty..............................................................         2,068                2,527
 Accrued interest..............................................................         2,587                1,807
 Other accrued expenses........................................................         2,963                5,095
 Customer deposits.............................................................         8,021                6,278
 Current maturities of long-term debt..........................................         3,416                4,572
                                                                                     --------             --------
   Total current liabilities...................................................        44,564               45,720
                                                                                     --------             --------
Long-Term Debt, less current maturities........................................       142,446              134,216
                                                                                     --------             --------
Deferred Income Taxes..........................................................         1,538                1,678
                                                                                     --------             --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................            18                   18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................             2                    2
 Paid-in capital...............................................................         2,870                2,473
 Accumulated other comprehensive loss (cumulative currency
  adjustment)..................................................................        (7,394)              (2,203)
 Retained earnings.............................................................        12,461               18,277
 Treasury stock, at cost, voting (4,833,652 shares)............................       (25,524)             (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................            (9)                  (9)
                                                                                     --------             --------
   Total stockholders' deficit.................................................      $(17,576)            $ (6,966)
                                                                                     --------             --------
   Total liabilities and stockholders' deficit.................................      $170,972             $174,648
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                  Three Fiscal Months Ended       Six Fiscal Months Ended
                                                                  -------------------------------------------------------
                                                                    July 2,        July 3,        July 2,        July 3,
                                                                     1999           1998           1999           1998
                                                                    ------         ------         ------         -------

Net sales......................................................    $   58,248     $   64,386     $  102,999     $  116,547

Cost of sales..................................................        45,707         49,035         81,894         89,189
Cost of sales--restructuring charges...........................          (100)            --            248             --
                                                                   ----------     ----------     ----------     ----------
   Total cost of sales.........................................        45,607         49,035         82,142         89,189

      Gross profit.............................................        12,641         15,351         20,857         27,358

Selling, general and administrative expenses...................         7,293         11,206         18,167         21,492
Amortization expense...........................................           304             90            634            194
Restructuring charges..........................................            --             --            669             --
                                                                   ----------     ----------     ----------     ----------
   Total operating expenses....................................         7,597         11,296         19,470         21,686

Operating income...............................................         5,044          4,055          1,387          5,672

Other income (expense):
   Interest expense............................................        (3,854)        (3,294)        (7,535)        (6,204)
   Interest income.............................................             7            192             18            425
   Other, net..................................................          (106)           483             36            457
                                                                   ----------     ----------     ----------     ----------

      Income (loss) before income taxes........................         1,091          1,436         (6,094)           350
                                                                   ----------     ----------     ----------     ----------

Income tax benefit.............................................           (37)           (43)          (278)          (208)
                                                                   ----------     ----------     ----------     ----------

      Net income (loss)........................................    $    1,128     $    1,479     $   (5,816)    $      558
                                                                   ----------     ----------     ----------     ----------

Basic and diluted income (loss) per share:
   Net income (loss)...........................................         $0.56          $0.74         $(2.91)         $0.28
                                                                   ----------     ----------     ----------     ----------

Weighted average common shares outstanding.....................     2,000,000      2,000,000      2,000,000      2,000,000
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

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                   Six Fiscal Months Ended
                                                                                  -------------------------
                                                                                  July 2,           July 3,
                                                                                    1999              1998
                                                                                  ------            -------
Cash Flows From Operating Activities:
 Net income (loss)..........................................................      $(5,816)         $    558
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization............................................        3,353             2,561
   Amortization of deferred financing costs.................................          351               261
   Gain on sale of assets...................................................          (99)             (376)
   Deferred taxes...........................................................         (140)               --
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable....................................................       (1,444)          (15,177)
     Inventories............................................................       (3,723)           (8,658)
     Other current assets...................................................        2,032             4,444
     Accounts payable.......................................................        3,281             5,844
     Accrued expenses and payroll and payroll related expenses..............       (2,684)            1,716
     Customer deposits......................................................        1,743             2,079
                                                                                  -------          --------
      Net cash flows used in operating activities...........................       (3,146)           (6,748)
                                                                                  -------          --------

Cash Flows From Investing Activities:
 Capital expenditures.......................................................       (7,024)           (7,815)
 Proceeds from sale of fixed assets.........................................          398             1,335
 Payments received on notes receivable......................................        1,025                --
 Write-down of goodwill for Avemarau Equipamentos Agricolas Ltda.
  related to the Brazilian Real devaluation.................................       (1,598)               --
 Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
  of cash acquired..........................................................           --            (4,954)
 Payment for noncompete agreement to former stockholders of
  Avemarau Equipamentos Agricolas Ltda......................................           --            (7,590)
 Other......................................................................         (345)             (518)
                                                                                  -------          --------
      Net cash flows used in investing activities...........................       (7,544)          (19,542)
                                                                                  -------          --------

Cash Flows From Financing Activities:
 Payments on former shareholder loans.......................................           --           (14,312)
 Payments on long-term debt.................................................       (1,509)             (182)
 Deferred financing costs...................................................          (18)             (234)
 Net borrowings under line-of-credit agreement..............................       11,361            28,147
 Contributed capital........................................................          398                --
 Dividends..................................................................           --            (5,687)
 Write-down of note payable to former stockholders of Avemarau
  Equipamentos Agricolas Ltda. related to the Brazilian Real devaluation....        1,307                --
 Other......................................................................          351               (14)
                                                                                  -------          --------
      Net cash flows provided by financing activities.......................       11,890             7,718
                                                                                  -------          --------

Increase (Decrease) In Cash and Cash Equivalents............................      $ 1,200          $(18,572)
Cash and Cash Equivalents, beginning of period..............................        1,192            18,572
                                                                                  -------          --------
Cash and Cash Equivalents, end of period....................................      $ 2,392          $      0
                                                                                  =======          ========

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

   The components of comprehensive income (loss) for the fiscal periods presented are as follows:


                                                              July 2,               July 3,
                                                                1999                  1998
                                                         ---------------       ---------------
Net income (loss)..................................             $ (5,816)              $   558
Cumulative translation adjustment..................               (5,191)               (1,070)
                                                         ---------------       ---------------
  Comprehensive loss...............................             $(11,007)              $  (512)
                                                         ===============       ===============


2.   Restructuring Charges

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for approximately 186 employees, of whom 52% effected cost of goods sold and 48% effected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania. For the six fiscal months ending July 2, 1999, this lease obligation and related expenses totaling $48,000 has been included in cost of goods sold. Of the $0.9 million charge, $0.7 million has been utilized and $0.2 million remains as a current liability as of July 2, 1999. The $0.2 million remaining balance consists of severance costs for approximately 31 employees and the Company expects to utilize this remaining balance by the end of the third quarter. As of July 2, 1999, the Company has terminated 155 employees who were paid severance.

3.  Detail Of Certain Assets

                                                                              As Of
                                                               --------------------------------
                                                                   July 2,         December 31,
                                                                     1999              1998
                                                               -------------     --------------
                                                                         (In thousands)
Accounts Receivable
                  Trade receivables.........................        $ 37,023           $ 38,764
                  Allowance for doubtful accounts...........          (1,614)            (1,795)
                                                               -------------     --------------
                     Total..................................        $ 35,409           $ 36,969
                                                               =============     ==============

Inventories
                  Raw materials............................         $ 13,955           $ 11,817
                  Work-in-process..........................           13,134             14,330
                  Finished goods...........................           23,304             23,072
                                                               -------------     --------------
                     Total.................................         $ 50,393           $ 49,219
                                                               =============     ==============

Property, Plant and Equipment
                  Land.....................................         $    925           $    865
                  Buildings and improvements...............           21,169             18,866
                  Machinery and equipment..................           43,309             41,237
                  Office equipment and furniture...........            6,295              5,322
                  Construction-in-progress.................            8,142             10,104
                                                               -------------     --------------
                                                                      79,840             76,394
                  Accumulated depreciation.................          (28,725)           (26,137)
                                                               -------------     --------------
                  Property, plant and equipment, net.......         $ 51,115           $ 50,257
                                                               =============     ==============

Intangible Assets
                  Goodwill.................................         $ 11,379           $ 13,286
                  Accumulated amortization.................             (830)              (640)
                                                               -------------     --------------
                     Total.................................         $ 10,549           $ 12,646
                                                               =============     ==============

                  Non-compete agreements...................         $  8,227           $  8,227
                  Accumulated amortization.................           (1,345)              (991)
                                                               -------------     --------------
                     Total.................................         $  6,882           $  7,236
                                                               =============     ==============

                  Patents and other intangible assets......         $    333           $    453
                  Accumulated amortization.................              (89)              (148)
                                                               -------------     --------------
                     Total.................................         $    244           $    305
                                                               =============     ==============

Deferred Financing Costs
                  Deferred financing costs.................         $  4,430           $  4,612
                  Accumulated amortization.................             (818)              (549)
                                                               -------------     --------------
                     Total.................................         $  3,612           $  4,063
                                                               =============     ==============

4.  Supplemental Cash Flow Information

    The Company paid approximately $6.5 and $5.8 million in interest during the first two quarters ended July 2, 1999 and July 3, 1998, respectively. The Company paid income taxes of $0.1 during the first two quarters of 1999 and no income taxes during the first two quarters of 1998.

    The following is a cash flow statement that isolates the cumulative translation adjustment impact from the other components of cash flow. This presentation is not in compliance with generally accepted accounting principles; however, management desires to include this information because management believes this presentation of cash flow information segregates the effect of the foreign translation adjustments from the operating results of the Company.

                                                                                Six Fiscal Months Ended
                                                                           ----------------------------------
                                                                               July 2,           July 3,
                                                                                 1999              1998
                                                                           ----------------  ----------------
Cash Flows From Operating Activities:
 Net loss................................................................          $(5,816)         $    558
 Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization.........................................            3,353             2,561
   Amortization of deferred financing costs..............................              351               261
   Gain on sale of assets................................................              (99)             (376)
   Deferred taxes........................................................             (140)               --
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.................................................              943           (14,832)
     Inventories.........................................................           (1,174)           (7,828)
     Other current assets................................................            2,323             4,311
     Accounts payable....................................................              941             5,810
     Accrued expenses and payroll and payroll related expenses...........           (2,684)            1,716
     Customer deposits...................................................            1,743             2,078
                                                                                   -------          --------
      Net cash flows provided by (used in) operating activities..........             (259)           (5,741)
                                                                                   -------          --------

Cash Flows From Investing Activities:
 Capital expenditures....................................................           (5,011)           (7,716)
 Proceeds from sale of fixed assets......................................              398             1,335
 Payments received on notes receivable...................................            1,025                --
 Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
  of cash acquired.......................................................               --            (4,954)
 Payment for noncompete agreement with former stockholders of
  Avemarau Equipamentos Agricolas Ltda...................................               --            (7,590)
 Other...................................................................             (345)             (518)
                                                                                   -------          --------
      Net cash flows provided by (used in) investing activities..........           (3,933)          (19,443)
                                                                                   -------          --------

Cash Flows From Financing Activities:
 Payments on former shareholder loans....................................               --           (14,312)
 Payments on long-term debt..............................................           (1,509)             (182)
 Deferred financing costs................................................              (18)             (234)
 Net borrowings under line-of-credit agreement...........................           11,361            28,147
 Contributed capital.....................................................              398                --
 Dividends...............................................................               --            (5,687)
 Other...................................................................              351                --
                                                                                   -------          --------
      Net cash flows provided by (used in) financing activities..........           10,583             7,732
                                                                                   -------          --------

Cumulative translation adjustment impact.................................           (5,191)           (1,120)
                                                                                   -------          --------

Increase (Decrease) In Cash and Cash Equivalents.........................          $ 1,200          $(18,572)
Cash and Cash Equivalents, beginning of period...........................            1,192            18,572
                                                                                   -------          --------
Cash and Cash Equivalents, end of period.................................          $ 2,392          $      0
                                                                                   =======          ========

5.  Long-Term Debt

    Long-term debt at July 2, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                                               July 2,        December 31,
                                                                                 1999             1998
                                                                              ----------      ------------
Citizens National Bank IRB.................................................. $   1,792          $  1,875
Various noncompete, license and patent agreements...........................        52                65
LaSalle National Bank revolving line of credit..............................    11,361                --
LaSalle National Bank term note.............................................    31,300            32,500
Clark Products, Inc. promissory note........................................       334               429
10.25% senior subordinated notes payable....................................    98,615            98,533
Note payable to former stockholders of Avemarau Equipamentos Agricolas Ltda.     1,570             3,900
City of Assumption promissory note..........................................       444               991
Various notes payable.......................................................       394               495
                                                                            -----------     -------------
             Total..........................................................   145,862           138,788
Less -
          Current maturities................................................    (3,416)           (4,572)
                                                                            -----------     -------------
             Total long-term debt...........................................  $142,446          $134,216
                                                                            ===========     =============


  The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of July 2, 1999.

  On February 4, 1999, LaSalle Bank National Association ("LaSalle") and the Company amended the existing credit facility (as amended, the "Credit Facility") to provide for revolving loans up to a maximum of $27.5 million (limited based on a borrowing base that includes accounts receivable, inventory and principal reductions of the LaSalle term loan) and a $32.5 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.50% to 3.50% over LIBOR or 0.25% to 0.75% over the banks floating rate based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on February 1, 2002. As the principal amount outstanding on the term loan is reduced, the availability on the revolving loans is increased, maintaining a total commitment of $60.0 million under the Credit Facility. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. The Credit Facility expires on February 1, 2002.

  On July 6, 1999, LaSalle and the Company amended the Credit Facility to modify the EBITDA and the senior debt to EBITDA covenants for the remainder of 1999 and the year 2000 as well as to provide for a seasonal over-advance facility of up to $5 million for the third and fourth quarters of 1999. At July 2, 1999, the term loan and revolving line of credit bore interest at rates ranging from 8.00% to 8.25%. The overall level of borrowings available under the revolving line of credit are reduced by the Company's revolving credit loans outstanding, outstanding letters of credit and debt of FarmPRO, Inc. guaranteed by the Company and increased by principal reductions of the term loan. As of July 2, 1999, the overall availability of the line was $6.4 million. The Company was in compliance with the covenants under the Credit Facility as of July 2, 1999.

6. Commitments and Contingencies

   The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and long-term retainage include $5.7 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $5.7 million and are expected to be collected through the year 2001.

   On June 8, 1999, John Funk, the Company's General Counsel and Chief Financial Officer, submitted a letter of resignation to Craig Sloan, Chief Executive Officer of the Company. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and other claims Mr. Funk may make in the future, and management will defend these positions vigorously; however, if Mr. Funk were to prevail, the Company's liability could be very substantial. Messrs. Sloan, Andrade and Buffett have agreed to take whatever steps are necessary so that none of them could maintain a similar position under their agreements with the Company. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this filing.

   The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of July 2, 1999.


7. Business Segment

   In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each group of product line. Amounts for the first two quarters of 1999 and 1998 are as shown in the table below (in thousands).

                                              July 2,        July 3,
                                               1999           1998
                                           -------------  -------------
Grain product line.......................       $ 55,121       $ 57,891
Poultry product line.....................         27,614         21,537
Swine product line.......................         20,264         37,119
                                                --------       --------
     Net sales...........................       $102,999       $116,547
                                                ========       ========

   For the first and second quarters of 1999 and 1998, sales in Brazil were $9.0 and $1.4 million, respectively. Long-lived assets in Brazil were $19.4 and $21.7 million at July 2, 1999 and July 3, 1998, respectively.



8. Change in Estimate

   During the quarter ended July 2, 1999, the Company revised the cost estimates relating to its contract with the Yemen Company for Industrial Development as well as other outstanding contracts. These estimate revisions resulted in an increase to income of approximately $0.4 million for the six fiscal months ended July 2, 1999.



9. Shareholders Contribution

   During the second quarter of 1999, various shareholders of the corporation made cash contributions totaling approximately $398,000. This amount was included in Paid-In Capital in the accompanying consolidated balance sheet.

10. Guarantor Subsidiaries

The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd. and Agromarau Industria e Comercio Ltda. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 2, 1999
                                (In thousands)



                                                   Parent             Guarantor
                                                   Company           Subsidiaries        Eliminations         Consolidated
                                                   -------           ------------        ------------         ------------
                                                                 ASSETS
Current assets:
    Cash and cash equivalents.................   $     42            $   2,350            $       --          $    2,392
    Accounts receivable, net..................     36,347               10,160               (11,098)             35,409
    Inventories, net..........................     33,119               19,590                (2,316)             50,393
    Other current assets......................      3,261                2,009                    --               5,270
                                                 --------            ---------            ----------           ---------
    Total current assets......................     72,769               34,109               (13,414)             93,464

Property, plant and equipment, net............     37,971               13,144                    --              51,115
Good will.....................................      1,551                8,998                    --              10,549
Investment in and advances to/from
    subsidiaries..............................     53,655              (29,454)              (24,201)                 --
Other long-term assets........................      8,866                6,978                    --              15,844
                                                 --------            ---------            ----------           ---------

    Total assets..............................   $174,812            $  33,775            $  (37,615)          $ 170,972
                                                 ========            =========            ==========           =========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabiliities
    Current portion of long-term debt.........   $  2,851            $     565            $       --           $   3,416
    Accounts payable..........................     12,245               11,168                (8,013)             15,400
    Accured liabilities.......................     21,060                4,688                    --              25,748
                                                 --------            ---------            ----------           ---------

    Total current liabilities.................     36,156               16,421                (8,013)             44,564

Long-term debt................................    139,537                2,909                    --             142,446
Other long-term liabilities...................         --                1,538                    --               1,538
                                                 --------            ---------            ----------           ---------

    Total liabilities.........................    175,693               20,868                (8,013)            188,548

Stockholders' equity:
    Common stock..............................         20               17,968               (17,968)                 20
    Additional paid-in capital................      2,870                   --                    --               2,870
    Accumulated other comprehensive income....         --               (7,394)                   --              (7,394)
    Retained earnings (deficit)...............     21,762                2,333               (11,634)             12,461
    Treasury stock, at cost...................    (25,533)                  --                    --             (25,533)
                                                 --------            ---------            ----------           ---------

    Total stockholders' equity (deficit)......       (881)              12,907               (29,602)            (17,576)
                                                 --------            ---------            ----------           ---------

Total liabilities and stockholders' equity....   $174,812            $  33,775            $  (37,615)          $ 170,972
                                                 ========            =========            ==========           =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    THREE FISCAL MONTHS ENDED JULY 2, 1999
                                (In thousands)


                                                 Parent               Guarantor
                                                 Company             Subsidiaries        Eliminations         Consolidated
                                                 -------             ------------       -------------         ------------
Net sales....................................... $ 48,391            $    13,388          $  (3,531)           $  58,248
Cost of sales...................................   37,663                 10,635             (2,691)              45,607
                                                 --------            -----------          ----------           ---------

   Gross profit.................................   10,728                  2,753               (840)              12,641

Selling, general and administrative expenses....    4,465                  3,132                 --                7,597
                                                 --------            -----------          ---------            ---------

   Operating income (loss)......................    6,263                   (379)              (840)               5,044

Interest expense................................   (3,778)                   (76)                --               (3,854)
Other income (expense)..........................      161                   (260)                --                  (99)
                                                 --------            -----------          ---------            ---------

Income (loss) before income taxes...............    2,646                   (715)              (840)               1,091
Provision (benefit) for income taxes............       --                    (37)                --                  (37)
                                                 --------             ----------          ---------            ---------
Income (loss) before equity in income of
   consolidated subsidiaries....................    2,646                   (678)              (840)               1,128
Equity in income of consolidated subsidiaries...     (678)                    --                678                   --
                                                 --------            -----------          ---------            ---------

Net income (loss)............................... $  1,968            $      (678)         $    (162)           $   1,128
                                                 ========            ===========          ==========           =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     SIX FISCAL MONTHS ENDED JULY 2, 1999
                                (In thousands)


                                                   Parent             Guarantor
                                                   Company           Subsidiaries        Eliminations         Consolidated
                                                   -------           ------------        ------------         ------------
Net sales......................................  $  85,734            $  23,194           $   (5,929)         $ 102,999
Cost of sales..................................     67,354               18,971               (4,183)            82,142
                                                 ---------            ---------           ----------          ---------

   Gross profit................................     18,380                4,223               (1,746)            20,857

Selling, general and administrative expenses...     12,958                6,512                   --             19,470
                                                 ---------            ---------           ----------          ---------

   Operating income (loss).....................      5,422               (2,289)              (1,746)             1,387

Interest expense...............................     (7,381)                (154)                  --             (7,535)
Other income (expense).........................        275                 (221)                  --                 54
                                                 ---------            ---------           ----------          ---------

Income (loss) before income taxes..............     (1,684)              (2,664)              (1,746)            (6,094)
Provision (benefit) for income taxes...........         18                 (296)                  --               (278)
                                                 ---------            ---------           ----------          ---------
Income (loss) before equity in income of
   consolidated subsidiaries...................     (1,702)              (2,368)              (1,746)            (5,816)
Equity in income of consolidated subsidiaries..     (2,368)                  --                2,368                 --
                                                 ---------            ---------           ----------          ---------

Net income (loss)..............................  $  (4,070)           $  (2,368)          $      622          $  (5,816)
                                                 =========            =========           ==========          =========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX FISCAL MONTHS ENDED JULY 2, 1999
                                (In thousands)


                                                 Parent               Guarantor
                                                 Company             Subsidiaries         Eliminations         Consolidated
                                                 -------             ------------         ------------         ------------
Cash flows from operating activities..........   $  (954)             $  (2,192)            $      --          $    (3,146)
                                                 -------              ---------             ---------          -----------

Cash flows from investing activities:
   Capital expenditures.......................    (6,136)                  (888)                   --               (7,024)
   Other......................................      (880)                   360                    --                 (520)
                                                 -------             ----------           -----------          -----------

   Net cash provided by (used in)
   investing activities.......................    (7,016)                  (528)                   --               (7,544)
                                                 -------             ----------           -----------         ------------

Cash flows from financing activities:
   Advances (to) from affiliates..............    (2,813)                 2,813                    --                   --
   Net borrowings (payments) on debt..........     8,408                  1,444                    --                9,852
   Other......................................     2,038                     --                    --                2,038
                                                 -------             ----------           -----------          -----------

   Net cash provided by (used in)
   financing activities.......................     7,633                  4,257                    --               11,890
                                                 -------             ----------           -----------          -----------

Change in cash and cash equivalents...........      (337)                 1,537                    --                1,200

Cash and cash equivalents, beginning of period       379                    813                    --                1,192
                                                 -------             ----------           -----------          -----------

Cash and cash equivalents, end of period......   $    42             $    2,350                    --          $     2,392
                                                 =======             ==========           ===========          ===========

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

  The Company's international sales have historically comprised a significant portion of net sales. In the first half of 1999 and 1998, the Company's international sales accounted for 34% and 31% of net sales, respectively. Although the Company's sales are primarily denominated in U.S. dollars, the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

  In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. In the first quarter of 1999, the Brazilian Real experienced a devaluation (1.21 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 1.66 Brazilian Reals/U.S. Dollar at May 12, 1999). The effect of the devaluation was a reduction in the Company's stockholders' equity and results of operations. There was no significant Brazilian Real devaluation during the second quarter of 1999 (1.66 Brazilian Reals/U.S. Dollar at May 12, 1999 as compared to 1.77 Brazilian Reals/U.S. Dollar at July 21, 1999). However, further deterioration in the Brazilian economy could negatively effect the performance of the Company's Brazilian operation.

  During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for approximately 186 employees, of whom 52% effected cost of goods sold and 48% effected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania. For the six months ending July 2, 1999, this lease obligation and related expenses totaling $48,000 has been included in cost of goods sold. Of the $0.9 million charge, $0.7 million has been utilized and $0.2 million remains as a current liability as of July 2, 1999. The $0.2 million remaining balance consists of severance costs and the Company expects to utilize this remaining balance by the end of the third quarter.

  On July 12, 1999, Russell C. Mello was promoted to Senior Vice President, Finance and appointed Secretary and Treasurer. This promotion was done in recognition of his role as principal financial officer since September of 1996.

  On June 8, 1999, John Funk, the Company's General Counsel and Chief Financial Officer, submitted a letter of resignation to Craig Sloan, Chief Executive Officer of the Company. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and other claims Mr. Funk may make in the future, and management will defend these positions vigorously; however, if Mr. Funk were to prevail, the Company's liability could be very substantial. Messrs. Sloan, Andrade and Buffett have agreed to take whatever steps are necessary so that none of them could maintain a similar position under their agreements with the Company. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this filing.

  The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the second quarter of 1999, the Company did not experience any significant changes in steel and polymer pricing. There can be no assurances that the current price stability will continue or that prices for these materials will not increase in the future.

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



Results of Operations

Three Months Ended July 2, 1999 Compared to Three Months Ended July 3, 1998

  Net sales decreased 9.5% or $6.1 million to $58.2 million in the second quarter of 1999 from $64.4 million in the same period of 1998. This decrease was primarily driven by the reduced demand for hog equipment caused by historically low swine prices as well as reduced international demand in all product segments. This decrease was partially offset by $3.6 million of increased sales from the Company's Brazilian operation as well as stronger domestic poultry and grain sales.

  Gross profit decreased to $12.6 million in the second quarter of 1999 or 21.7% of net sales from $15.4 million or 23.8% of net sales in the same period of 1998. This decrease was caused by reduced sales and the expenses related to fixed overhead.

  Operating expenses decreased 32.8% or $3.7 million to $7.6 million in the second quarter of 1999 from $11.3 million in the same period of 1998. This decrease was the result of the restructuring program implemented towards the end of the first quarter of 1999. It was partially offset by the addition of the Company's Brazilian operation.

  Operating income increased from $4.1 million in the second quarter of 1998 to $5.0 million in the second quarter of 1999. This increase is attributable to the reduced operating expenses partially offset by the reduction in sales and reduced margins.

  Interest expense increased $0.6 million for the second quarter of 1999. This increase was primarily due to the interest expense on the term note issued to finance, among other things, the acquisition of the Company's Brazilian operation.

  Net income decreased $0.4 million to $1.1 million for the second quarter of 1999 from $1.5 million in the same period of 1998.

Six Months Ended July 2, 1999 Compared to Six Months Ended July 3, 1998

  Net sales decreased 11.6% or $13.5 million to $103.0 million in the first half of 1999 from $116.5 million in the same period of 1998. This decrease was primarily driven by the reduced demand for hog equipment caused by historically low swine prices. This decrease was partially offset by $8.0 million of increased sales from the Company's Brazilian operation.

  Gross profit decreased to $20.9 million in the first half of 1999 or 20.3% of net sales from $27.4 million or 23.5% of net sales in the same period of 1998. This decrease was caused by reduced sales, shipment of a low-margin international project, restructuring charges and the expenses related to fixed overhead.

  Operating expenses decreased 10.2% or $2.2 million to $19.5 million in the first half of 1999 from $21.7 million in the same period of 1998. This decrease was primarily due to the reduction in staffing which was a significant part of the restructuring program. This decrease was partially offset by the severance charges associated with the reduction in staffing as well as the addition of the Company's Brazilian operation.

  Operating income decreased from $5.7 million in the first half of 1998 to $1.4 million in the same period of 1999. This decrease was attributable to the reduction in sales and reduced margins, partially offset by reduced operating expenses.

  Interest expense increased $1.3 million for the first half of 1999. This increase was primarily due to the interest expense on the term note issued to finance, among other things, the acquisition of the Company's Brazilian operation.

  Net income decreased from $0.6 million in the first half of 1998 to a net loss of $5.8 million in the same period of 1999.


Liquidity and Capital Resources

  The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

  The Brazilian Real experienced a 46% devaluation during the first half of 1999, from 1.21 Reals/U.S. Dollar at December 31, 1998 to 1.77 Reals/U.S. Dollar at July 2, 1999. The impact of this devaluation on the balance sheet was to decrease the Company's assets by approximately $8.7 million and decrease liabilities by approximately $3.5 million, resulting in an approximate $5.2 million decrease in stockholders' equity.

  The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of July 2, 1999, the Company had $48.9 million of working capital, a decrease of $0.4 million from working capital as of December 31, 1998. The decrease in working capital was primarily due to increased customer deposits partially offset by decreased accrued expenses.

  Operating activities used $3.1 million and $6.7 million in cash flow in the first half of 1999 and 1998, respectively. This $3.6 million increase in cash flow was primarily the result of a decrease in accounts receivable and inventory of $18.7 million, partially offset by a decrease in net income, accrued expenses, accounts payable and other current assets of $15.7 million.

  Investing activities used $7.5 million and $19.5 million in cash flow in the first half of 1999 and 1998, respectively. Cash used in investing activities in the first half of 1999 consisted primarily of $7.0 million of capital expenditures, $5.0 million of which was for the purchase of machinery and equipment and $2.0 million of which was the impact of the Brazilian Real devaluation on property, plant and equipment. Cash used in investing activities in the first half of 1998 consisted primarily of $12.5 million for the acquisition of Avemarau Equipmentos Agricolas, Ltda. and the related noncompete agreement with its former stockholders and $7.8 million for machinery and equipment purchases.

  Financing activities provided $11.9 million and $7.7 million in cash flow in the first half of 1999 and 1998, respectively. Cash provided by financing activities in the first half of 1999 consisted primarily of $11.4 million from net borrowings under the Credit Facility. Cash provided by financing activities in the first half of 1998 consisted primarily of $28.1 million from net borrowings under the Credit Facility, offset by the retirement of former stockholder debt of $14.3 million and $5.7 million of dividends for stockholder estimated tax liabilities.

  During the first quarter of 1999, the Company's Credit Facility was amended to provide for a $27.5 million revolving loan facility and a $32.5 million term loan. As a part of this amendment, the financial covenants were eased and the amortization of the term loan was reduced from $5.0 million per year to $2.4 million per year. The Company was in compliance with all covenants under the Credit Facility as of July 2, 1999. LaSalle Bank N.A. and the Company have further amended the Credit Facility to modify certain covenants for the rest of 1999 and 2000 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 1999. For a more detailed description of the Credit Facility, see Note 5 to the Consolidated Financial Statements included in Item 1 hereof.

  The Company believes that existing cash, cash flow from operations and available borrowings under the proposed amendments to the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.



Year 2000 Issues

  The year 2000 issue is the result of computer systems using two digits rather than four to define the applicable year. Such systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's operations (the "year 2000" or "Y2K" issue). If the Company or its significant suppliers or customers fail to make necessary modifications, conversions and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on the Company's business, operations, cash flow and financial condition. However, the effect cannot be quantified at this time because the Company cannot accurately estimate the magnitude, duration or ultimate impact of noncompliance by suppliers, customers and third parties that have no direct relationship to the Company. The Company believes that its competitors face a similar risk.

  In 1997, the Company began identifying non-compliant software and identified three categories of software and systems that require attention:

(1) information technology ("IT") systems, such as mainframes, PCs, networks and production control systems,
(2) non-IT systems, such as equipment, machinery, climate control and security systems, which may contain microcontrollers with embedded technology, and
(3)  supplier and customer IT and non-IT systems

  The Company has modified or replaced all of its non-compliant IT and non-IT software and systems. The costs associated with these compliance projects ranged from $0.3 to $0.4 million.


  The Company has also assessed the compliance of its major customers and suppliers. The Company has conducted formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K compliance plans. The Company believes that customers and suppliers present the area of greatest risk in part because of the Company's limited ability to influence actions of third parties and in part because of the Company's inability to estimate the level and impact of noncompliance by these third parties. Year 2000 problems with a significant portion of the Company's customers in processing and paying invoices could impact the Company's cash flows and financial liquidity. A prolonged interruption in the supply of essential services or products could adversely effect the Company's operations and ability to generate revenues. In the event that the Company experiences problems with a service provider or supplier, it will attempt to obtain services and products from other available sources.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At July 2, 1999, principal exposed to interest rate risk was limited to $42.7 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities.

  At July 2, 1999, approximately 14% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

                                    PART II
                               OTHER INFORMATION

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

  (b)  Reports on Form 8-K:

       The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended July 2, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 The GSI Group, Inc.

                                 By:  /s/ Russell C. Mello
                                    ------------------------------------------
                                    Senior Vice-President--Finance,
                                    Secretary and Treasurer (Authorized
                                    Signatory and Principal Financial Officer)

                              Date:  July 23, 1999

                               INDEX TO EXHIBITS

 Exhibit
   No.                             Document Description
---------                          --------------------

  10.1    First Amendment to Fourth Amended and Restated Loan and Security
          Agreement dated as of July 6, 1999 by and among The GSI Group, Inc.
          and LaSalle Bank National Association.

   27.1   Financial Data Schedule

---------