Form 10-Q
period 1999-10-01
GSI GROUP INC
filed 1999-11-12
CIK 1050925

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended October 1, 1999

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


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of November 12, 1999.


===============================================================================

                                         TABLE OF CONTENTS
                                                                                                              Page
                                                                                                              ----
PART I - Financial Information
   Item 1.      Financial Statements
                    Balance Sheets...........................................................................    3
                    Statements of Operations.................................................................    4
                    Statements of Cash Flows.................................................................    5
                    Notes to Financial Statements............................................................    6
   Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................................   15
   Item 3.      Quantitative and Qualitative Disclosure About Market Risk....................................   19

PART II - Other Information
   Item 1.      Legal Proceedings............................................................................   20
   Item 2.      Changes in Securities and Use of Proceeds....................................................   *
   Item 3.      Defaults Upon Senior Securities..............................................................   *
   Item 4.      Submission of Matters to a Vote of Security Holders..........................................   *
   Item 5.      Other Information............................................................................   *
   Item 6.      Exhibits and Reports on Form 8-K.............................................................   20

-------------------
* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                       October 1,        December 31,
                                    Assets                                                1999              1998
------------------------------------------------------------------------------            ----              ----
Current Assets:
 Cash and cash equivalents.....................................................          $  3,257           $  1,192
 Accounts receivable, net......................................................            37,276             36,969
 Inventories, net..............................................................            40,474             49,219
 Prepaids......................................................................             1,303              2,820
 Other.........................................................................             3,461              4,773
                                                                                         --------           --------
   Total current assets........................................................            85,771             94,973
                                                                                         --------           --------
Notes Receivable...............................................................                59              1,084
                                                                                         --------           --------
Property, Plant and Equipment, net.............................................            50,429             50,257
                                                                                         --------           --------
Other Assets:
 Goodwill and other intangible assets, net.....................................            20,436             24,250
 Other.........................................................................             4,992              4,084
                                                                                         --------           --------
   Total other assets..........................................................            25,428             28,334
                                                                                         --------           --------
   Total assets................................................................          $161,687           $174,648
                                                                                         ========           ========

               Liabilities and  Stockholders' Deficit
-------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable..............................................................          $ 14,106           $ 14,459
 Deferred income taxes.........................................................             1,049              1,049
 Accrued interest..............................................................             4,457              1,807
 Other accrued expenses........................................................            12,736             17,555
 Customer deposits.............................................................             4,873              6,278
 Current maturities of long-term debt..........................................             3,387              4,572
                                                                                         --------           --------
   Total current liabilities...................................................            40,608             45,720
                                                                                         --------           --------
Long-Term Debt, less current maturities........................................           132,924            134,216
                                                                                         --------           --------
Deferred Income Taxes..........................................................             1,468              1,678
                                                                                         --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................                18                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Paid-in capital...............................................................             2,935              2,473
 Accumulated other comprehensive loss (cumulative currency
  adjustment)..................................................................            (8,198)            (2,203)
 Retained earnings.............................................................            17,463             18,277
 Treasury stock, at cost, voting (4,833,652 shares)............................           (25,524)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)                (9)
                                                                                         --------           --------
   Total stockholders' deficit.................................................           (13,313)            (6,966)
                                                                                         --------           --------
   Total liabilities and stockholders' deficit.................................          $161,687           $174,648
                                                                                         ========           ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                    Three Fiscal Months            Nine Fiscal Months
                                                                           Ended                          Ended
                                                                 ----------------------------------------------------------
                                                                    Oct 1,         Oct 2,         Oct 1,         Oct 2,
                                                                     1999           1998           1999           1998
                                                                 -------------  -------------  -------------  -------------

Net sales......................................................    $   77,050     $   86,043     $  180,049     $  202,590

Cost of sales..................................................        59,051         66,953        140,945        156,141
Cost of sales - restructuring charges..........................            --             --            248             --
                                                                   ----------     ----------     ----------     ----------
   Total cost of sales.........................................        59,051         66,953        141,193        156,141

      Gross profit.............................................        17,999         19,090         38,856         46,449

Selling, general and administrative expenses...................         8,932         14,025         27,099         35,517
Amortization expense...........................................           439            295          1,073            489
Restructuring charges..........................................            --             --            669             --
                                                                   ----------     ----------     ----------     ----------
   Total operating expenses....................................         9,371         14,320         28,841         36,006

Operating income...............................................         8,628          4,770         10,015         10,443

Other income (expense):
   Interest expense............................................        (3,745)        (3,642)       (11,280)        (9,843)
   Interest income.............................................            28            304             46            729
   Other, net..................................................           268             32            304            485
                                                                   ----------     ----------     ----------     ----------

      Income (loss) before income taxes........................         5,179          1,464           (915)         1,814
                                                                   ----------     ----------     ----------     ----------

Income tax expense (benefit)...................................           177           (120)          (101)          (328)
                                                                   ----------     ----------     ----------     ----------

      Net income (loss)........................................    $    5,002     $    1,584     $     (814)    $    2,142
                                                                   ----------     ----------     ----------     ----------

Basic and diluted income (loss) per share:
   Net income (loss)...........................................    $     2.50     $     0.79     $     (.41)    $     1.07
                                                                   ----------     ----------     ----------     ----------

Weighted average common shares outstanding.....................     2,000,000      2,000,000      2,000,000      2,000,000
                                                                   ==========     ==========     ==========     ==========



        The accompanying notes to financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Nine Fiscal Months Ended
                                                                              ----------------------------------
                                                                                   Oct 1,            Oct 2,
                                                                                    1999              1998
                                                                              ----------------  ----------------
Cash Flows From Operating Activities:
      Net cash flows provided by (used in) operating activities.............          $ 8,738          $  3,998
                                                                                      -------          --------


Cash Flows From Investing Activities:
 Capital expenditures.......................................................           (8,434)          (13,220)
 Proceeds from sale of fixed assets.........................................              405             1,612
 Payments received on notes receivable......................................            1,025                --
 Write-down of goodwill for Avemarau Equipamentos Agricolas Ltda.
  related to the Brazilian Real devaluation.................................           (1,814)               --
 Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
  of cash acquired..........................................................               --            (4,954)
 Payment for noncompete agreement to former stockholders of
  Avemarau Equipamentos Agricolas Ltda......................................               --            (7,590)
 Other......................................................................             (677)             (919)
                                                                                      -------          --------
      Net cash flows provided by (used in) investing activities.............           (9,495)          (25,071)
                                                                                      -------          --------

Cash Flows From Financing Activities:
 Payments on former shareholder loans.......................................               --           (14,312)
 Proceeds from issuance of long-term debt...................................               --            35,000
 Payments on long-term debt.................................................           (1,657)           (1,700)
 Deferred financing costs...................................................              (24)             (709)
 Net borrowings (payments) under line-of-credit agreement...................            2,000            (1,125)
 Contributed capital........................................................              462                --
 Dividends..................................................................               --            (6,426)
 Write-down of note payable to former stockholders of Avemarau
  Equipamentos Agricolas Ltda. related to the Brazilian Real devaluation....            1,616                --
 Other......................................................................              425                90
                                                                                      -------          --------
      Net cash flows provided (used in) by financing activities.............            2,822            10,818
                                                                                      -------          --------

Increase (Decrease) In Cash and Cash Equivalents............................          $ 2,065          $(10,255)
Cash and Cash Equivalents, beginning of period..............................            1,192            18,572
                                                                                      -------          --------
Cash and Cash Equivalents, end of period....................................          $ 3,257          $  8,317
                                                                                      =======          ========

  The accompanying notes to financial statements are an integral part of these statements

                     THE GSI GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

     The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1998 10-K as filed with the U.S. Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 1, 1999 and the results of operations for the three and nine months ended October 1, 1999 and cash flows for the nine months ended October 1, 1999. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the three and nine month periods ended October 1, 1999 are not necessarily indicative of the operating results for the full year.



2.  Comprehensive Income

     The components of comprehensive income (loss) for the periods presented are as follows (in thousands):

                                                             October 1,        October 2,
                                                                1999              1998
                                                            ------------      ------------
Net income (loss)..................................           $  (814)           $ 2,142
Cumulative translation adjustment..................            (5,995)            (1,110)
                                                              -------            -------
  Comprehensive loss...............................           $(6,809)           $(1,032)
                                                              =======            =======

3.  Restructuring Charges

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for approximately 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania which was closed during the first quarter of 1999. The charges associated with this lease obligation and related expenses totaling $48,000 had been included in cost of goods sold and were utilized during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was utilized in the second quarter and $0.2 million was utilized in the third quarter. As of October 1, 1999, the Company has terminated 155 employees who were paid severance of $0.6 million in the second quarter and $0.2 million in the third quarter.

4.  Detail Of Certain Assets

                                                                 October 1,       December 31,
                                                                    1999              1998
                                                                ------------     -------------
                                                                        (In thousands)
Inventories
                  Raw materials................................    $12,527          $11,817
                  Work-in-process..............................     10,089           14,330
                  Finished goods...............................     17,858           23,072
                                                                   -------          -------
                  Total........................................    $40,474          $49,219
                                                                   =======          =======


5.  Supplemental Cash Flow Information

     The Company paid approximately $7.6 and $6.5 million in interest during the three quarters ended October 1, 1999 and October 2, 1998, respectively. The Company paid income taxes of $0.1 and $1.3 during the first three quarters of 1999 and 1998, respectively.

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

                                                                                Nine Fiscal Months Ended
                                                                           ----------------------------------
                                                                              October 1,        October 2,
                                                                                 1999              1998
                                                                           ----------------  ----------------
Cash Flows From Operating Activities:
      Net cash flows provided by (used in) operating activities..........          $11,967          $  4,952
                                                                                   -------          --------
Cash Flows From Investing Activities:
 Capital expenditures....................................................           (5,866)          (13,092)
 Proceeds from sale of fixed assets......................................              405             1,612
 Payments received on notes receivable...................................            1,025                --
 Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
  of cash acquired.......................................................               --            (4,954)
 Payment for noncompete agreement with former stockholders of
  Avemarau Equipamentos Agricolas Ltda...................................               --            (7,590)
 Other...................................................................             (677)             (919)
                                                                                   -------          --------
      Net cash flows provided by (used in) investing activities..........           (5,113)          (24,943)
                                                                                   -------          --------

Cash Flows From Financing Activities:
 Payments on former shareholder loans....................................               --           (14,312)
 Proceeds from issuance of long-term debt................................               --            35,000
 Payments on long-term debt..............................................           (1,657)           (1,700)
 Deferred financing costs................................................              (24)             (709)
 Net borrowings (payments) under line-of-credit agreement................            2,000            (1,125)
 Contributed capital.....................................................              462                --
 Dividends...............................................................               --            (6,426)
 Other...................................................................              425                75
                                                                                   -------          --------
      Net cash flows provided by (used in) financing activities..........            1,206            10,803
                                                                                   -------          --------

Cumulative translation adjustment impact                                            (5,995)           (1,067)
                                                                                   -------          --------

Increase (Decrease) In Cash and Cash Equivalents.........................          $ 2,065          $(10,255)
Cash and Cash Equivalents, beginning of period...........................            1,192            18,572
                                                                                   -------          --------
Cash and Cash Equivalents, end of period.................................          $ 3,257          $  8,317
                                                                                   =======          ========

6.  Long-Term Debt

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of October 1, 1999.

     On July 6, 1999, LaSalle Bank National Association ("LaSalle") and the Company amended the existing credit facility (as amended, the "Credit Facility") to modify the EBITDA and the senior debt to EBITDA covenants for the remainder of 1999 and the year 2000 as well as to provide for a seasonal over-advance facility of up to $5 million for the third and fourth quarters of 1999. At October 1, 1999, the term loan and revolving line of credit bore interest at rates ranging from 8.87% to 8.94%. The overall level of borrowings available under the revolving line of credit are reduced by the Company's revolving credit loans outstanding, outstanding letters of credit and debt of FarmPRO, Inc. guaranteed by the Company and increased by principal reductions of the term loan. As of October 1, 1999, the overall availability of the line was $20.7 million. The Company was in compliance with the covenants under the Credit Facility as of October 1, 1999.



7.      Commitments and Contingencies

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

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $5.7 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $5.7 million and are expected to be collected through the year 2001.

     On June 8, 1999, John Funk, the Company's General Counsel and Chief Financial Officer, submitted a letter of resignation to Craig Sloan, Chief Executive Officer of the Company. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and other claims Mr. Funk may make in the future, and management will defend these positions vigorously; however, if Mr. Funk were to prevail, the Company's liability could be very substantial. On October 27, 1999, Messrs. Sloan, Andrade and Buffett executed an agreement clarifying that none of them can claim that the Company has a contractual obligation to purchase their shares. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this filing.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of October 1, 1999. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2000.

8.  Business Segment

    In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each group of product line. Amounts for the first three quarters of 1999 and 1998 are as shown in the table below (in thousands).

                                             October 1,   October 2,
                                                1999         1998
                                             ----------   ----------
            Grain product line............    $107,500     $108,481
            Poultry product line..........      42,022       35,959
            Swine product line............      30,527       58,150
                                              --------     --------
                 Net sales................    $180,049     $202,590
                                              ========     ========

    For the first three quarters of 1999 and 1998, sales in Brazil were $13.6 and $7.8 million, respectively. Long-lived assets in Brazil were $18.7 million at October 1, 1999.

9.  Guarantor Subsidiaries

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                OCTOBER 1, 1999
                                (In thousands)

                                                         Parent            Guarantor
                                                         Company           Subsidiaries         Eliminations         Consolidated
                                                         -------           ------------         ------------         ------------
                                                             ASSETS
Current assets:
  Cash and cash equivalents......................       $    464            $    2,793          $        --            $    3,257
  Accounts receivable, net.......................         37,526                13,091              (13,341)               37,276
  Inventories, net...............................         24,919                17,137               (1,582)               40,474
  Other current assets...........................          2,814                 2,009                   --                 4,823
                                                        --------            ----------          -----------            ----------
  Total current assets...........................         65,723                35,030              (14,923)               85,830

Property, plant and equipment, net...............         37,617                12,812                   --                50,429
Goodwill and other intangible assets, net........          5,259                15,177                   --                20,436
Investment in and advances to/from
  subsidiaries...................................         51,535               (31,273)             (20,262)                   --
Other long-term assets...........................          3,565                 1,427                   --                 4,992
                                                        --------            ----------          -----------            ----------
  Total assets...................................       $163,699            $   33,173          $   (35,185)           $  161,687
                                                        ========            ==========          ===========            ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt..............       $  2,852            $      535          $        --            $    3,387
  Accounts payable...............................         10,513                12,890               (9,297)               14,106
  Accrued liabilities............................         19,145                 3,970                   --                23,115
                                                        --------            ----------          -----------           -----------
  Total current liabilities......................         32,510                17,395               (9,297)               40,608

Long-term debt...................................        131,622                 1,302                   --               132,924
Other long-term liabilities......................             --                 1,468                   --                 1,468
                                                        --------            ----------          -----------           -----------
  Total liabilities..............................        164,132                20,165               (9,297)              175,000

Stockholders' equity:
  Common stock...................................             20                18,958              (18,958)                   20
  Additional paid-in capital.....................          2,935                   305                 (305)                2,935
  Accumulated other comprehensive income.........             --                (8,198)                  --                (8,198)
  Retained earnings (deficit)....................         22,145                 1,943               (6,625)               17,463
  Treasury stock, at cost........................        (25,533)                   --                   --               (25,533)
                                                        --------            ----------          -----------           -----------
  Total stockholders' equity (deficit)...........           (433)               13,008              (25,888)              (13,313)
                                                        --------            ----------          -----------           -----------
Total liabilities and stockholders'
  equity.........................................       $163,699            $   33,173          $   (35,185)          $   161,687
                                                        ========            ==========          ===========           ===========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   THREE FISCAL MONTHS ENDED OCTOBER 1, 1999
                                (In thousands)

                                                            Parent         Guarantor
                                                            Company      Subsidiaries      Eliminations       Consolidated
                                                            -------      ------------      ------------       ------------
Net sales..........................................         $62,326           $18,556           $(3,832)           $77,050
Cost of sales......................................          49,208            14,410            (4,567)            59,051
                                                            -------           -------           -------            -------

   Gross profit....................................          13,118             4,146               735             17,999

Selling, general and administrative expenses.......           5,056             4,315                --              9,371
                                                            -------           -------           -------            -------

   Operating income (loss).........................           8,062              (169)              735              8,628

Interest expense...................................          (3,651)              (94)               --             (3,745)
Other income (expense).............................              92               204                --                296
                                                            -------           -------           -------            -------

Income (loss) before income taxes..................           4,503               (59)              735              5,179
Provision (benefit) for income taxes...............              --               177                --                177
                                                            -------           -------           -------            -------
Income (loss) before equity in income of
   consolidated subsidiaries.......................           4,503              (236)              735              5,002
Equity in income of consolidated subsidiaries......            (236)               --               236                 --
                                                            -------           -------           -------            -------

Net income (loss)..................................         $ 4,267           $  (236)          $   971            $ 5,002
                                                            =======           =======           =======            =======

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE FISCAL MONTHS ENDED OCTOBER 1, 1999
                                (In thousands)

                                                              Parent           Guarantor
                                                              Company        Subsidiaries        Eliminations        Consolidated
                                                              -------        ------------        ------------        ------------
Net sales..........................................          $148,060             $41,750             $(9,761)           $180,049
Cost of sales......................................           116,562              33,381              (8,750)            141,193
                                                             --------             -------             -------            --------

   Gross profit                                                31,498               8,369              (1,011)             38,856

Selling, general and administrative expenses.......            18,014              10,827                  --              28,841
                                                             --------             -------             -------            --------

   Operating income (loss)......                               13,484              (2,458)             (1,011)             10,015

Interest expense...................................           (11,032)               (248)                 --             (11,280)
Other income (expense).............................               367                 (17)                 --                 350
                                                             --------             -------             -------            --------

Income (loss) before income taxes..................             2,819              (2,723)             (1,011)               (915)
Provision (benefit) for income taxes...............                18                (119)                 --                (101)
                                                             --------             -------             -------            --------
Income (loss) before equity in income of
   consolidated subsidiaries                                    2,801              (2,604)             (1,011)               (814)
Equity in income of consolidated subsidiaries......            (2,604)                 --               2,604                  --
                                                             --------             -------             -------            --------

Net income (loss)..................................          $    197             $(2,604)            $ 1,593            $   (814)
                                                             ========             =======             =======            ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE FISCAL MONTHS ENDED OCTOBER 1, 1999
                                (In thousands)


                                                           Parent          Guarantor
                                                           Company       Subsidiaries      Eliminations      Consolidated
                                                           -------       ------------     -------------      ------------
Cash flows from operating activities...............        $ 9,283            $  (545)      $        --           $ 8,738
                                                           -------            -------       -----------           -------

Cash flows from investing activities:
   Capital expenditures............................         (7,432)            (1,002)               --            (8,434)
   Other...........................................         (2,041)               980                --            (1,061)
                                                           -------            -------       -----------           -------

   Net cash provided by (used in) investing
   activities......................................         (9,473)               (22)               --            (9,495)
                                                           -------            -------       -----------           -------

Cash flows from financing activities:
   Advances (to) from affiliates...................         (4,156)             4,156                --                --
   Net borrowings (payments) on debt...............          1,952             (1,609)               --               343
   Other...........................................          2,479                 --                --             2,479
                                                           -------            -------       -----------           -------

   Net cash provided by (used in) financing
   activities......................................            275              2,547                --             2,822
                                                           -------            -------       -----------           -------

Change in cash and cash equivalents................             85              1,980                --             2,065

Cash and cash equivalents, beginning of period.....            379                813                --             1,192
                                                           -------            -------       -----------           -------

Cash and cash equivalents, end of period...........        $   464            $ 2,793                --           $ 3,257
                                                           =======            =======       ===========           =======

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

     Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain drying and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's net sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters. The Company anticipates that fourth quarter sales will be significantly lower than fourth quarter sales of prior years. Prior years' fourth quarter results have included significant turn-key international grain bin sales that are not expected to recur in the fourth quarter of 1999.

     The Company's international sales have historically comprised a significant portion of net sales. In the first three quarters of 1999 and 1998, the Company's international sales accounted for 28% and 26% of net sales, respectively. Although the Company's sales are primarily denominated in U.S. dollars, the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     In June 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. In the first quarter of 1999, the Brazilian Real experienced a devaluation (1.21 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 1.77 Brazilian Reals/U.S. Dollar at July 21, 1999). The effect of these devaluations was a reduction in the Company's stockholders' equity and results of operations. In the third quarter of 1999, the Brazilian Real experienced an additional devaluation (1.77 Brazilian Reals/U.S. Dollar at July 21, 1999 as compared to 1.92 Brazilian Reals/U.S. Dollar at November 5, 1999). Further deterioration in the Brazilian economy could negatively effect the performance of the Company's Brazilian operation.

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for approximately 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania which was closed during the first quarter of 1999. The charges associated with this lease obligation and related expenses totaling $48,000 had been included in cost of goods sold and were utilized during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was utilized in the second quarter and $0.2 million was utilized in the third quarter.

As of October 1, 1999, the Company has terminated 155 employees who were paid severance of $0.6 million in the second quarter and $0.2 million in the third quarter.

     On June 8, 1999, John Funk, the Company's General Counsel and Chief Financial Officer, submitted a letter of resignation to Craig Sloan, Chief Executive Officer of the Company. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and other claims Mr. Funk may make in the future, and management will defend these positions vigorously; however, if Mr. Funk were to prevail, the Company's liability could be very substantial. On October 27, 1999, Messrs. Sloan, Andrade and Buffett executed an agreement clarifying that none of them can claim that the Company has a contractual obligation to purchase their shares. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this filing.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the third quarter of 1999, the Company did not experience any significant changes in steel and polymer pricing. There can be no assurances that the current price stability will continue or that prices for these materials will not increase in the future.

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

Results of Operations

Three Months Ended October 1, 1999 Compared to Three Months Ended October 2,
1998

     Net sales decreased 10.5% or $9 million to $77.1 million in the third quarter of 1999 from $86.0 million in the same period of 1998. This decrease was primarily driven by the reduced demand for swine equipment which was caused by low swine prices. Reduced international demand in all product lines also contributed to this decrease. Increased domestic poultry equipment sales partially offset this impact.

     Gross profit decreased to $18.0 million in the third quarter of 1999 or 23% of net sales from $19.1 million or 22.2% of net sales in the same period of 1998. This increase in the gross profit percentage of net sales reflected the impact of cost efficiencies associated with the restructuring program implemented towards the end of the first quarter of 1999.

     Operating expenses decreased 34.6% or $4.9 million to $9.4 million in the third quarter of 1999 from $14.3 million in the same period of 1998. This decrease was primarily the result of the restructuring program implemented towards the end of the first quarter of 1999.

     Operating income increased from $4.8 million in the third quarter of 1998 to $8.6 million in the third quarter of 1999. This increase was primarily attributable to the reduced operating expenses partially offset by the reduction in sales.

     Net income increased $3.4 million to $5.0 million for the third quarter of 1999 from $1.6 million in the same period of 1998.

Nine Months Ended October 1, 1999 Compared to Nine Months Ended October 2, 1998

     Net sales decreased 11.1% or $22.5 million to $180 million in the first three quarters of 1999 from $202.6 million in the same period of 1998. This decrease was primarily driven by the reduced demand for swine equipment which was caused by low swine prices. This decrease was partially offset by $8.0 million of increased sales from the Company's Brazilian operation.

     Gross profit decreased to $38.9 million in the first three quarters of 1999 or 21.6% of net sales from $46.4 million or 22.9% of net sales in the same period of 1998. This decrease was caused by reduced sales, shipment of a low-margin international project and restructuring charges.

     Operating expenses decreased 19.9% or $7.2 million to $28.8 million in the first three quarters of 1999 from $36 million in the same period of 1998. This decrease was primarily due to the restructuring program and was partially offset by restructuring charges as well as the addition of the Company's Brazilian operation.

     Operating income decreased from $10.4 million in the first three quarters of 1998 to $10.0 million in the same period of 1999. This decrease was attributable to the reduction in sales and reduced margins, mostly offset by reduced operating expenses.

     Interest expense increased $1.4 million for the first three quarters of 1999. This increase was primarily due to the interest expense on the term note issued to finance, among other things, the acquisition of the Company's Brazilian operation.

     Net income decreased from $2.1 million in the first three quarters of 1998 to a net loss of $0.8 million in the same period of 1999.

Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     The Brazilian Real experienced a 61% devaluation during the first three quarters of 1999, from 1.21 Reals/U.S. Dollar at December 31, 1998 to 1.95 Reals/U.S. Dollar at October 1, 1999. The impact of this devaluation on the balance sheet was to decrease the Company's assets by approximately $11.2 million and decrease liabilities by approximately $5.2 million, resulting in an approximate $6.0 million decrease in stockholders' equity.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of October 1, 1999, the Company had $45.2 million of working capital, a decrease of $4.1 million from working capital as of December 31, 1998. The decrease in working capital was primarily due to decreased inventories partially offset by decreased accrued expenses.

     Operating activities provided $8.7 million and $4.0 million in cash flow in the first three quarters of 1999 and 1998, respectively. This $4.7 million increase in cash flow was primarily the result of a decrease in accounts receivable and inventory of $21.5 million, partially offset by a decrease in net income, accrued expenses and accounts payable of $15.3 million.

     Investing activities used $9.5 million and $25.1 million in cash flow in the first three quarters of 1999 and 1998, respectively. Cash used in investing activities in the first three quarters of 1999 consisted primarily of $8.4 million of capital expenditures, $5.9 million of which was for the purchase of machinery and equipment and $2.5 million of which was the impact of the Brazilian Real devaluation on property, plant and equipment. Cash used in investing activities in the first three quarters of 1998 consisted primarily of $12.5 million for the acquisition of Avemarau Equipmentos Agricolas, Ltda. and the related noncompete agreement with its former stockholders and $13.1 million for machinery and equipment purchases.

     Financing activities provided $2.8 million and $10.8 million in cash flow in the first three quarters of 1999 and 1998, respectively. Cash provided by financing activities in the first three quarters of 1999 consisted primarily of $2.0 million from net borrowings under the Credit Facility. Cash provided by financing activities in the first three quarters of 1998 consisted primarily of $33.9 million from net borrowings under the Credit Facility, offset by the retirement of former stockholder debt of $14.3 million and $6.4 million of dividends for stockholder estimated tax liabilities.

     During the first quarter of 1999, the Company's Credit Facility was amended to provide for a $27.5 million revolving loan facility and a $32.5 million term loan. As a part of this amendment, the financial covenants were eased and the amortization of the term loan was reduced from $5.0 million per year to $2.4 million per year. The Company was in compliance with all covenants under the Credit Facility as of October 1, 1999. LaSalle Bank N.A. and the Company have further amended the Credit Facility to modify certain covenants for the rest of 1999 and 2000 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 1999. For a more detailed description of the Credit Facility, see Note 5 to the Consolidated Financial Statements included in Item 1 hereof.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.


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

     The Company has also attempted to assess the compliance of its major customers and suppliers. The Company has conducted formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K compliance plans. The Company believes that customers and suppliers present the area of greatest risk in part because of the Company's limited ability to influence actions of third parties and in part because of the Company's inability to estimate the level and impact of noncompliance by these third parties. If a significant portion of the Company's customers experience Year 2000 problems in processing and paying invoices, this could impact the Company's cash flows and financial liquidity. A prolonged interruption in the supply of essential services or products could adversely effect the Company's operations and ability to generate revenues. In the event that the Company experiences problems with a service provider or supplier, it will attempt to obtain services and products from other available sources.

     Finally, the Company has developed contingency plans that assume some estimated level of noncompliance by, or business disruption to, suppliers and customers. The contingency plans include, among other things, the performance of critical processes manually in the unlikely event of a loss in the capabilities to process critical transactions electronically.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At October 1, 1999, principal exposed to interest rate risk was limited to $33.3 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities.

     At October 1, 1999, approximately 12% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  Reports on Form 8-K:

     The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended October 1, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The GSI Group, Inc.

                                   By: /s/ Russell C. Mello
                                      -------------------------------
                                      Senior Vice-President - Finance,
                                      Secretary and Treasurer (Authorized
                                      Signatory and Principal Financial Officer)

                            Date:  November 12, 1999

                               INDEX TO EXHIBITS

 Exhibit
   No.                                Document Description
--------                              --------------------
  10.1 Letter Agreement dated as of October 27, 1999 among John C. Sloan, Jorge Andrade and Howard Buffet.

  10.2 Amendment to Addendum dated September 30, 1999 by and between The GSI Group and Fleet Capital Corporation relating to a certain Master Lease Agreement for machinery and equipment

  10.3 Letter of Credit Amendment to the Master Lease Agreement by and between The GSI Group and Fleet Capital Corporation.

  27.1     Financial Data Schedule
____________