Form 10-K405
period 1999-12-31
GSI GROUP INC
filed 2000-02-23
CIK 1050925

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ----------------------

                                   FORM 10-K


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of February 18, 2000.


                   Documents Incorporated by Reference: None

================================================================================

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I
  Item 1.    Business......................................................................     3
  Item 2.    Properties....................................................................     9
  Item 3.    Legal Proceedings.............................................................    10
  Item 4.    Submission of Matters to a Vote of Security Holders...........................    10

PART II
  Item 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters.......................................................................    11
  Item 6.    Selected Financial Data.......................................................    12
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations.................................................................    13

  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.....................    19
  Item 8.    Financial Statements and Supplementary Data...................................    20
  Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure..........................................................    46

PART III
  Item 10.   Directors and Executive Officers of the Registrant............................    46
  Item 11.   Executive Compensation........................................................    47
  Item 12.   Security Ownership of Certain Beneficial Owners and Management................    49
  Item 13.   Certain Relationships and Related Transactions................................    49

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    51

                                    PART I


ITEM 1. BUSINESS.


Note on Forward-Looking Statements

     This report contains certain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans, objectives and expectations of The GSI Group, Inc. (the "Company") for future operations. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives, plans or expectations of the Company will be achieved. The Company's objectives, plans and expectations are difficult to forecast and could differ materially from those projected in the forward-looking statements.


General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting, egg-handling and hatching systems. The Company markets its agricultural products in approximately 75 countries through a network of over 2,000 independent dealers to grain, swine and poultry producers primarily under its GSI(R), AP(TM) and Cumberland(R) brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

     The primary users of the Company's grain storage, drying and handling products are farm operators or commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc., that operate feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, drying and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering. The Company's feeding and ventilation systems are used primarily by growers that raise swine and poultry, typically on a contract basis for large integrators such as Smithfield Foods, Perdue Farms Incorporated and Tyson Foods, Inc. Because swine and poultry growers are partially compensated by integrators based on the efficiency with which they convert feed to meat (the "feed-to-meat ratio"), they seek to purchase systems which minimize the feed-to-meat ratio. As a result of its proprietary designs, the Company believes that its swine and poultry systems are the most effective in the industry in serving this customer objective.

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

     Brand Name Recognition and Reputation for Quality Products and Service. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI(R), AP(TM) and Cumberland(R) brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

     Effective and Established Distribution Network. The Company believes that its development of a highly effective and established distribution network affords it significant competitive advantages. The Company's distribution network consists of over 2,000 independent dealers that market the Company's products in approximately 75 countries throughout the world. The breadth and scope of the Company's distribution network makes its products readily available in each of the Company's markets and lowers transportation costs for its customers. Dealers are carefully selected and trained to ensure high levels of customer service. In addition, the Company has experienced a very low turn-over rate of its dealers since the Company's inception, which promotes consistency and stability to customers.

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

     Flexible Manufacturing Facilities. The Company's facilities are designed to be easily reconfigured to adapt to demand changes for any or all of the Company's products. The Company's primary manufacturing facility, located in Assumption, Illinois, consists of approximately 625,000 square feet and operates on a 24-hour basis during peak production periods. The Company's facilities employ state-of-the-art machines that have enhanced production efficiency.

     Company Operated and Owned by Experienced Management Team. The Company is led by an experienced management team, the members of which have each worked in the agricultural products industry for an aggregate of 154 years. Craig Sloan, a founder and the Chief Executive Officer of the Company, and each of the other members of the Company's senior management team have invested in the Company and together own the majority of its voting common stock. The Company believes that the agricultural expertise of its management team, coupled with the corporate culture promoted by a management-owned company, permit it to establish strong customer relationships and respond quickly to market opportunities.


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

     Reduction of Expenses and Improvement of Profitability. The Company intends to focus on improving its financial performance by reducing non-strategic expenses and streamlining the processes at all levels of its organization.


Industry Overview

     Demand for the Company's products is driven by the overall worldwide level of grain, swine and poultry production as well as the increasing focus, both domestically and internationally, on improving productivity in these industries. These markets are driven by a number of factors, including consumption trends affected by economic and population growth and government policies.

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

     Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities of up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI(R), DMC(R) and Airstream(R) brand names. The Company's drying equipment, which includes fans, heaters, top dryers, portable dryers, stack dryers and tower dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

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


 Swine Product Line

     The Company's swine equipment consists of the following products:

     Feeding Systems. The Company manufactures and markets its swine feeding products under its AP(TM) brand name. The Company designs and implements custom swine feeding systems to fit both the general industry needs of the different types of swine producers and the specialized needs of individual swine producers. The Company's swine feeding systems generally consist of a feed storage bin located outside of the swine building and a feed delivery system, which conveys the feed to and through the building to drop feed dispensers suspended within the building. The drop feed dispensers provide individualized feeding through automatic times. The Company's swine feed storage bins are manufactured with precision die-cut, high tensile corrugated steel and assembled with an exclusive water tight sealing system and specially die-formed eaves, and include the Auto-Lok(TM) access system, which allows for efficient systems monitoring. The Company's swine feed delivery systems consist of the Flex-Flo(TM) System and the Chain Disk System. The Flex-Flo(TM) System uses high-quality tensile steel augers and precision control devices to reach all drop feeders within a system. The Chain Disk System handles high capacities of feed at long distances with multiple turns. The Company believes that its swine drop feeders are superior to its competitors' products due to their ease of installation and maintenance, ability to handle high volumes of feed, accurate eye-level scales and strong, durable all-plastic construction that eliminates corrosion.

     Ventilation Systems. The Company manufactures and markets ventilation systems for swine buildings under its AP(TM) and Airstream(R) brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems are crucial for minimizing the feed-to-meat conversion ratio by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control.


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

     In 1999, 1998 and 1997, no single class of the Company's products accounted for 10% or more of the Company's net sales.


Product Distribution

     The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company's dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end-users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turn-over rate of its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

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

New Product Development

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.1 million, $2.7 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company charges research and development costs to operations as incurred.

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

Backlog

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 1999 was $27.1 million compared to $24.6 million at December 31, 1998. The Company believes that all such backlog will be filled by the end of 2000.

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

Employees

     As of December 31, 1999, the Company had 1,355 permanent employees. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.


ITEM 2. PROPERTIES.

     The principle properties of The GSI Group as of February 18, 2000, were as follows:

                   Location                      Description of Property
                   --------                      -----------------------

       Assumption, Illinois..................  Manufacturing/Sales
       DuQuoin, Illinois.....................  Manufacturing/Assembly
       Paris, Illinois.......................  Manufacturing/Assembly
       Newton, Illinois......................  Manufacturing/Assembly
       Mason City, Iowa......................  Manufacturing/Sales
       Sioux City, Iowa......................  Sales/Warehouse
       Geneva, Indiana.......................  Sales/Warehouse
       Watertown, South Dakota...............  Sales/Warehouse
       Garrett, Indiana......................  Sales/Warehouse
       Oakland, Illinois.....................  Sales/Warehouse
       West Memphis, Arkansas................  Sales/Warehouse
       Hampton, Nebraska.....................  Sales/Warehouse
       Hendersen, Nebraska...................  Sales/Product Development
       Omaha, Nebraska.......................  Sales/Product Development
       Waverly, Kansas.......................  Sales/Product Development

       Marau, Brazil.........................  Manufacturing/Sales
       Penang, Malaysia......................  Manufacturing/Sales/Warehouse
       Queretero, Mexico.....................  Sales/Warehouse
       Fourways, South Africa................  Sales/Warehouse
       Sambeek, The Netherlands..............  Sales/Warehouse
       Shanghai, China.......................  Sales/Warehouse

     The corporate headquarters for the Company is located in Assumption, Illinois.

     The Company closed its Vandalia, Illinois, Nova Odessa, Brazil, Lenni, Pennsylvania and two of its Paris, Illinois facilities in 1999 as a result of a reduced need for manufacturing capacity.

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

ITEM 3. LEGAL PROCEEDINGS.

     There are no material legal proceedings pending against the Company which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations if determined adversely.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     There is no established public trading market for any class of the Company's Common Stock. As of February 18, 2000, the Company had 16 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the year ended December 31, 1999, the Company declared no dividends and during the year ended December 31, 1998, the Company declared dividends totaling $1.1 million. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 1/4 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. The selected historical consolidated financial data for the years indicated were derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                                                               Years Ended December 31,
                                                        ----------------------------------------------------------------
                                                          1995          1996          1997          1998          1999
                                                        --------      --------      --------      --------      --------
Income Statement:
  Net sales..........................................   $141,191      $178,537      $220,758      $259,998      $221,199
  Cost of sales......................................    115,004       135,696       164,607       197,907       170,916
                                                        --------      --------      --------      --------      --------
  Gross profit.......................................     26,187        42,841        56,151        62,091        50,283
  Selling, general and administrative expenses.......     22,176        28,787        35,189        50,245        38,669
                                                        --------      --------      --------      --------      --------
  Operating income...................................      4,011        14,054        20,962        11,846        11,614
  Interest expense...................................     (2,894)       (3,590)       (6,174)      (12,946)      (14,768)
  Write-off of affiliate receivable (1)..............     (3,423)           --            --            --            --
  Other income (expense), net........................        548           674           943         1,117           477
                                                        --------      --------      --------      --------      --------
  Income (loss) from continuing operations...........     (1,758)       11,138        15,731            17        (2,677)
  Income (loss) from discontinued operations.........        280          (482)           --            --            --
  Extraordinary gain (loss) on extinguishment
    of debt..........................................         --            --         2,119            --            --
  Provision for income taxes.........................         --          (157)         (288)          260           336
                                                        --------      --------      --------      --------      --------
    Net income (loss)................................   $ (1,478)     $ 10,499      $ 17,562      $    277      $ (2,341)
                                                        ========      ========      ========      ========      ========
Basic and Diluted Earnings Per Share:
  Continuing operations..............................   $  (0.98)     $   5.78      $   7.72      $   0.14      $  (1.17)
  Discontinued operations............................       0.16         (0.25)           --            --            --
  Extraordinary item.................................         --            --          1.06            --            --
                                                        --------      --------      --------      --------      --------
      Net income (loss)..............................   $  (0.82)     $   5.53      $   8.78      $   0.14      $  (1.17)
                                                        ========      ========      ========      ========      ========

____________________

(1) The write-off of the affiliate receivable resulted from a significant customer, who is an affiliate of the Company, ceasing distribution operations and selling its only division in December 1995. The write-off of the affiliate receivable represents the portion of the remaining receivable due that was not collectible. See Note 14 to Consolidated Financial Statements included in Item 8 hereof.

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

     The Company's international sales have historically comprised a significant portion of net sales. In 1999, 1998 and 1997, the Company's international sales accounted for 29.6%, 32.8% and 26.4% of net sales, respectively. During 1997, the Company opened manufacturing and sales facilities in Malaysia, South Africa, Brazil and Mexico to promote international expansion. In 1998, the Company acquired a manufacturer and supplier of poultry feeding equipment in Brazil. In 1999, the Company opened a sales warehouse in China.

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

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open for one more quarter. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for approximately 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consist of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania, which was closed during the first quarter of 1999. The charges associated with this lease obligation and related expenses totaling $48,000 had been included in cost of goods sold and were utilized during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was utilized in the second quarter and $0.2 million was utilized in the third quarter. As of December 31, 1999, the Company has terminated 155 employees who were paid severance of $0.6 million in the second quarter and $0.2 million in the third quarter.

     In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and any other claims that Mr. Funk may make in the future, and management will defend these positions vigorously. However, if Mr. Funk were to prevail on any of the claims he may make, the Company's liability could be substantial. On October 27, 1999, Messrs. Sloan, Andrade and Buffett executed an agreement clarifying that none of them can claim that the Company has a contractual obligation to purchase their shares. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this report.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first three quarters of 1999, the Company continued to benefit from modest price decreases in steel and polymers. At the end of 1999, both of these materials experienced modest price increases. There can be no assurances that prices for these materials will not increase in the future.

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


Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales decreased 14.9% or $38.8 million to $221.2 million in 1999 compared to $260.0 million in 1998. The decrease was primarily driven by the reduced demand for swine equipment, which was caused by low swine prices and environmental regulations.

     Gross profit decreased to $50.3 million in 1999 or 22.7% of net sales from $62.1 million or 23.9% of net sales in 1998. This decrease in the gross profit percentage of net sales was caused by overhead expenses that were not eliminated in anticipation of lower revenues and capacity needs.

     Selling, general and administrative expenses decreased 23% or $11.6 million to $38.7 million in 1999 from $50.2 million in 1998. This decrease resulted from savings from the restructuring program that was implemented toward the end of the first quarter of 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 17.5% in 1999 from 19.3% in 1998.

     Operating income decreased to $11.6 million in 1999 from $11.8 million in 1998. Operating income margins increased to 5.3% of net sales in 1999 from 4.6% in 1998. This increase was attributable to the decreased selling, general and administrative expenses primarily offset by lower sales volume and reduced margins.

     Interest expense increased $1.8 million for 1999. This increase was primarily due to the interest expense on the term note portion of the credit facility issued to finance, among other things, the acquisition of the Company's Brazilian operation.

     Net income decreased from $0.3 million in 1998 to a net loss of $2.3 million in 1999.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales increased 17.8% or $39.2 million to $260.0 million in 1998 compared to $220.8 million in 1997. The increase resulted from the acquisition of David Manufacturing Company ("DMC") and Avemarau Equipamentos Agricolas Ltda. ("Avemarau") and increased sales of grain storage products, offset by lost sales from the shut down of the Company's North Carolina retail stores and the reduced demand for swine equipment caused by historically low swine prices and environmental regulations. The acquisitions of DMC and Avemarau increased sales by $24.5 million and $13.8 million, respectively. International sales increased $27.0 million to $85.2 million in 1998 from $58.2 million in 1997.

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

     Interest expense increased $6.8 million for 1998. This increase was primarily due to interest expense on the Notes issued in November 1997.

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

Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's Notes.

     The Brazilian Real experienced a 50% devaluation during 1999, from 1.21 Reals/U.S. Dollar at December 31, 1998 to 1.81 Reals/U.S. Dollar at December 31, 1999. The impact of this devaluation on the balance sheet was to decrease the Company's assets by approximately $9.1 million and decrease liabilities by approximately $4.3 million, resulting in an approximate $4.8 million decrease in stockholders' equity.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of December 31, 1999, the Company had $46.0 million of working capital, a decrease of $3.3 million from working capital as of December 31, 1998. This decrease in working capital was primarily due to decreased accounts receivable of $10.5 million primarily due to reduced sales in the last quarter of 1999 versus 1998. This decrease was partially offset by decreases in accounts payable.

     Operating activities generated $9.0 million and $3.4 million in cash in 1999 and 1998, respectively, and used $3.6 million in cash in 1997. The increase in cash flow from operating activities from 1998 to 1999 of $5.6 million was primarily the result of a decrease in accounts receivable of $21.2 million offset by decreases of accrued expenses and net income of $13.0 million and an increase in other current assets of $3.0 million, compared to 1998. The increase in cash flow from operating activities from 1997 to 1998 of $7.0 million was primarily the result of a decrease in inventories and other current assets of $32.0 million, offset by decreases of net income of $17.3 million and increases of accounts receivable of $11.6 million, compared to 1997.

     The Company's capital expenditures totaled $7.7 million, $18.0 million and $9.7 million in 1999, 1998 and 1997, respectively. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of facilities. In 1999, approximately $5.5 million was primarily for the purchase of machinery and equipment and $2.2 million was the impact of the Brazilian Real devaluation on property, plant and equipment. The decrease in capital expenditures in 1999 reflects the Company's return to maintenance level capital spending. The increase in 1998 and 1997 reflects the Company's continued expansion and the conversion of leased to purchased assets. In 1998, other investing activity that resulted in significant cash used was the acquisition of Avemarau and the related non-compete agreement for $12.8 million. In 1997, other investing activity that resulted in significant cash used was the acquisition of DMC for $17.9 million, net of $0.2 million cash acquired.

     Cash used by financing activities in 1999 consisted of $5.0 million of payments on long-term debt offset by $3.4 million of borrowings under the Credit Facility and additional long-term debt and $0.5 million of contributed capital. Cash provided by financing activities in 1998 consisted primarily of $35.0 million from the term note with LaSalle National Bank (see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements-
Note 9) partially offset by $18.7 million in repayment of former shareholder loans and long term-debt and $6.4 million of dividends. Cash provided by financing activities in 1997 consisted primarily of $94.8 million from the offering of the Notes partially offset by $29.3 million in repayment of long-term debt and borrowing under a line of credit and $16.3 million of dividends.

     During the first quarter of 1999, the Credit Facility was amended to provide for a $27.5 million revolving loan facility and a $32.5 million term loan. As a part of this amendment, the financial covenants were eased and the amortization of the term loan was reduced from $5.0 million per year to $2.4 million per year. LaSalle Bank N.A. and the Company further amended the Credit Facility to modify certain covenants for the remainder of 1999 and for the year 2000 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 1999. The Company was in compliance with all covenants under the Credit Facility as of December 31, 1999. For a more detailed description of the Credit Facility, see Note 9 to the Consolidated Financial Statements included in Item 8 hereof.

     The Company believes that existing cash, cash flow from operations and available borrowings under the amended Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     The following is a condensed cash flow statement that isolates the cumulative translation adjustment impact from the other components of cash flow. This presentation is not in compliance with generally accepted accounting principles; however, management desires to include this information because management believes this presentation of cash flow information segregates the effect of the foreign translation adjustments from the operating results of the Company.

                                                                                Year Ended December 31,
                                                                              ---------------------------
                                                                                 1999              1998
                                                                                 ----              ----
Cash Flows From Operating Activities:
     Net cash flows provided by (used in) operating activities..............     10,950             5,732
                                                                                -------          --------

Cash Flows From Investing Activities:
  Capital expenditures......................................................     (5,538)          (18,707)
  Proceeds from sale of fixed assets........................................        801             1,837
  Payments received on notes receivable.....................................      1,025                --
  Acquisition of Avemarau Equipamentos Agricolas Ltda. stock, net
     of cash acquired.......................................................         --            (5,220)
  Payment for noncompete agreement with former stockholders of
     Avemarau Equipamentos Agricolas Ltda...................................         --            (7,590)
  Other.....................................................................        298              (754)
                                                                                -------          --------
     Net cash flows provided by (used in) investing activities..............     (3,414)          (30,434)
                                                                                -------          --------

Cash Flows From Financing Activities:
  Payments on former shareholder loans......................................         --           (14,312)
  Proceeds from issuance of long-term debt..................................        643            35,495
  Payments on long-term debt................................................     (5,075)           (4,388)
  Deferred financing costs..................................................        (28)             (762)
  Net borrowings (payments) under line-of-credit agreement..................      2,800            (1,125)
  Contributed capital.......................................................        466                --
  Dividends.................................................................         --            (6,426)
  Other.....................................................................        499               149
                                                                                -------          --------
     Net cash flows provided by (used in) financing activities..............       (695)            8,631
                                                                                -------          --------

Cumulative translation adjustment impact....................................     (4,793)           (1,309)
                                                                                -------          --------

Increase (Decrease) In Cash and Cash Equivalents............................    $ 2,048          $(17,380)
Cash and Cash Equivalents, beginning of period..............................      1,192            18,572
                                                                                -------          --------
Cash and Cash Equivalents, end of period....................................    $ 3,240          $  1,192
                                                                                =======          ========


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

     Currently, the Company's IT and non-IT software and systems are compliant. The Company experienced no significant problems either internally or with suppliers and customers related to the Y2K issue.

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

     The Company fixed or replaced non-compliant IT and non-IT software and systems. The failure to address these systems issues on a timely basis would have resulted in a disruption of the manufacturing process and the Company's ability to efficiently conduct business. The cost associated with these compliance projects totaled approximately $0.3 million.

     The Company also assessed the compliance of its major customers and suppliers. The Company conducted formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K compliance plans. The Company believes that customers and suppliers present the area of greatest risk in part because of the Company's limited ability to influence actions of third parties and in part because of the Company's inability to estimate the level and impact of noncompliance by these third parties. Issues with a significant portion of the Company's customers in processing and paying invoices could impact the Company's cash flows and financial liquidity. A prolonged interruption in the supply of essential services or products could adversely effect the Company's operations and ability to generate revenues. In the event that the Company experiences problems with a service provider or supplier, it will attempt to obtain services and products from other available sources.

     Finally, the Company developed contingency plans that assume some estimated level of noncompliance by, or business disruption to, suppliers and customers. The contingency plans include development of the capabilities to process critical transactions manually. The Company finalized the contingency plans during the fourth quarter of 1999.


Inflation

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 1999, principle exposed to interest rate risk was limited to $32.5 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities.

     At December 31, 1999, approximately 13.8% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets is serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC. AND
                                 SUBSIDIARIES

                                                                                                          Page
                                                                                                      ------------
Report of Independent Public Accountants............................................................        21
Consolidated Balance Sheets as of December 31, 1999 and 1998........................................        22
Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..........        23
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and
   1999.............................................................................................        24
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..........        25
Notes to Consolidated Financial Statements..........................................................        26

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

     We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 16, 2000

                        PART I - FINANCIAL INFORMATION

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1999 and 1998
                (In thousands, except share and per share data)

                                    Assets                                                 1999               1998
                                    ------                                                 ----               ----
Current Assets:
  Cash and cash equivalents......................................................        $  3,240           $  1,192
  Accounts receivable, net.......................................................          26,433             36,969
  Inventories, net...............................................................          47,156             49,219
  Prepaids.......................................................................           3,370              2,820
  Other..........................................................................           2,795              4,773
                                                                                         --------           --------
   Total current assets..........................................................          82,994             94,973
                                                                                         --------           --------

Notes Receivable.................................................................              59              1,084
                                                                                         --------           --------

Long-Term Retainage..............................................................           4,187              3,570
                                                                                         --------           --------

Property, Plant and Equipment, net...............................................          48,808             50,257
                                                                                         --------           --------

Other Assets:
 Goodwill, net...................................................................          11,219             12,646
 Other intangible assets, net....................................................           6,567              7,541
 Deferred financing costs, net...................................................           3,340              4,063
 Other...........................................................................             876                514
                                                                                         --------           --------
   Total other assets............................................................          22,002             24,764
                                                                                         --------           --------
   Total assets..................................................................        $158,050           $174,648
                                                                                         ========           ========
                Liabilities and  Stockholders' Equity
                -------------------------------------

Current Liabilities:
 Accounts payable................................................................        $ 11,012           $ 14,459
 Payroll and payroll related expenses............................................           2,942              4,950
 Deferred income taxes...........................................................           1,011              1,049
 Billings in excess of costs.....................................................           2,676              4,983
 Accrued warranty................................................................           2,385              2,527
 Other accrued expenses..........................................................           5,984              7,549
 Customer deposits...............................................................           6,667              5,631
 Current maturities of long-term debt............................................           4,305              4,572
                                                                                         --------           --------
   Total current liabilities.....................................................          36,982             45,720
                                                                                         --------           --------

Long-Term Debt, less current maturities..........................................         133,315            134,216
                                                                                         --------           --------

Deferred Income Taxes............................................................           1,387              1,678
                                                                                         --------           --------

Commitments and Contingencies

Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
   issued 6,633,652 shares; outstanding 1,800,000 shares)........................              18                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
   issued 1,059,316 shares; outstanding 200,000 shares)..........................               2                  2
 Paid-in capital.................................................................           2,939              2,473
 Accumulated other comprehensive loss............................................          (6,996)            (2,203)
 Retained earnings...............................................................          15,936             18,277
 Treasury stock, at cost, voting (4,833,652 shares)..............................         (25,524)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares).............................              (9)                (9)
                                                                                         --------           --------
   Total stockholders' deficit...................................................        $(13,634)          $ (6,966)
                                                                                         --------           --------
   Total liabilities and stockholders' equity....................................        $158,050           $174,648
                                                                                         ========           ========

  The accompanying notes to financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 1999, 1998 and 1997
                (In thousands, except share and per share data)

                                                                                1999                1998               1997
                                                                                ----                ----               ----
Net Sales.............................................................        $  221,199         $  259,998         $  220,758

Cost of Sales.........................................................           170,668            197,907            164,607
Cost of Sales - restructuring charges.................................               248                 --                 --
                                                                              ----------         ----------         ----------
     Total cost of sales..............................................           170,916            197,907            164,607
                                                                              ----------         ----------         ----------

       Gross profit...................................................            50,283             62,091             56,151

Selling, General and Administrative Expenses..........................            36,411             49,366             34,904
Amortization Expense..................................................             1,589                879                285
Restructuring Charges.................................................               669                 --                 --
                                                                              ----------         ----------         ----------
     Total operating expenses.........................................            38,669             50,245             35,189
                                                                              ----------         ----------         ----------

       Operating income...............................................            11,614             11,846             20,962

Other Income (Expense):
     Interest expense.................................................           (14,768)           (12,946)            (6,174)
     Interest income..................................................               147                409                654
     Gain on sale of fixed assets.....................................               232                384                 17
     Foreign currency exchange gain (loss)............................                42                203               (132)
     Other, net.......................................................                56                121                404
                                                                              ----------         ----------         ----------

       Income (loss) before income taxes and extraordinary item.......            (2,677)                17             15,731
                                                                              ----------         ----------         ----------

Income Tax Expense (Benefit)..........................................              (336)              (260)               288
                                                                              ----------         ----------         ----------

       Income (loss) before extraordinary item........................            (2,341)               277             15,443
                                                                              ----------         ----------         ----------

Extraordinary Item:
     Gain on early extinguishment of debt.............................                --                 --              2,119
                                                                              ----------         ----------         ----------

       Net income (loss)..............................................        $   (2,341)        $      277         $   17,562
                                                                              ----------         ----------         ----------

Basic and Diluted Earnings Per Share:
     Continuing operations............................................        $    (1.17)        $     0.14         $     7.72
     Extraordinary item...............................................                --                 --               1.06
                                                                              ----------         ----------         ----------
     Net income (loss)................................................        $    (1.17)        $     0.14         $     8.78
                                                                              ----------         ----------         ----------

Weighted Average Common Shares Outstanding............................         2,000,000          2,000,000          2,000,000
                                                                              ==========         ==========         ==========

 The accompanying notes to financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1997, 1998 and 1999
                       (In thousands, except share data)

                                                             Common Stock
                                      -------------------------------------------------------------
                                                 Voting                         Nonvoting                              Accumulated
                                      -----------------------------   -----------------------------
                                                                                                                          Other
                                                                                                        Additional    Comprehensive
                                         Shares                            Shares                         Paid-In         Income
                                       Outstanding        Amount        Outstanding      Amount           Capital         (Loss)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1996..........      1,800,000   $          18         200,000   $           2   $       2,473   $           -
 Net income.........................              -               -               -               -               -               -
 Other comprehensive                              -               -               -               -               -               -
   income (loss) - foreign currency
   translation adjustments..........              -               -               -               -               -            (869)
 Dividends..........................              -               -               -               -               -               -
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1997..........      1,800,000              18         200,000               2           2,473            (869)
 Net income.........................              -               -               -               -               -               -
 Other comprehensive
   income (loss) - foreign currency
   translation adjustments..........              -               -               -               -               -          (1,334)
 Dividends..........................              -               -               -               -               -               -
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1998..........      1,800,000              18         200,000               2           2,473          (2,203)
 Net income.........................              -               -               -               -               -               -
 Capital contributions..............              -               -               -               -             466               -
 Other comprehensive
   income (loss) - foreign
   currency translation
   adjustments......................              -               -               -               -               -          (4,793)
                                      -------------   -------------   -------------   -------------   -------------   -------------
Balance, December 31, 1999..........      1,800,000   $          18         200,000   $           2   $       2,939   $      (6,996)
                                      =============   =============   =============   =============   =============   =============

                                                                   Treasury Stock
                                                  -------------------------------------------------
                                                         Voting                   Nonvoting
                                                  -----------------------   -----------------------
                                                                                                          Total       Comprehensive
                                       Retained                                                        Stockholders'     Income
                                       Earnings     Shares       Amount       Shares       Amount         Equity         (Loss)
                                      ----------  ----------   ----------   ----------   ----------   -------------   -------------
Balance, December 31, 1996..........  $   17,659   4,833,652   $  (25,524)     859,316   $       (9)  $      (5,381)
 Net income.........................      17,562           -            -            -            -          17,562          17,562
 Other comprehensive
   income (loss) - foreign
   currency translation
   adjustments......................           -           -            -            -            -            (869)           (869)
                                                                                                                      -------------
 Comprehensive income...............                                                                                  $      16,693
                                                                                                                      =============
 Dividends..........................     (16,096)          -            -            -            -         (16,096)
                                      ----------  ----------   ----------   ----------   ----------   -------------
Balance, December 31, 1997..........      19,125   4,833,652      (25,524)     859,316           (9)         (4,784)
 Net income.........................         277           -            -            -            -             277             277
 Other comprehensive
   income (loss) - foreign
   currency translation
   adjustments......................           -           -            -            -            -          (1,334)         (1,334)
                                                                                                                      -------------
 Comprehensive loss.................                                                                                  $      (1,057)
                                                                                                                      =============
 Dividends..........................      (1,125)          -            -            -            -          (1,125)
                                      ----------  ----------   ----------   ----------   ----------   -------------
Balance, December 31, 1998..........  $   18,277   4,833,652   $  (25,524)     859,316   $       (9)  $      (6,966)

 Net income.........................      (2,341)          -            -            -            -          (2,341)         (2,341)
 Capital contributions..............           -           -            -            -            -             466
 Other comprehensive
   income (loss) - foreign
   currency translation
   adjustments......................           -           -            -            -            -          (4,793)         (4,793)
                                                                                                                      -------------
 Comprehensive loss.................                                                                                  $      (7,134)
                                      ----------  ----------   ----------   ----------   ----------   -------------   =============
Balance, December 31, 1999..........  $   15,936   4,833,652   $  (25,524)     859,316   $       (9)  $     (13,634)
                                      ==========  ==========   ==========   ==========   ==========   =============

 The accompanying notes to financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)

                                                                                    1999               1998             1997
                                                                                   -------            -------          ------
Cash Flows From Operating Activities:
   Net income (loss)......................................................         $(2,341)          $    277          $ 17,562
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization........................................           8,160              5,944             3,499
     Amortization of deferred financing costs.............................             715                623               137
     Gain on sale of assets...............................................            (232)              (384)              (17)
     Gain on early retirement of debt - noncash portion...................              --                 --            (2,299)
     Deferred taxes.......................................................            (329)              (594)               --
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable, net...........................................           7,689            (13,489)           (1,893)
       Inventories, net...................................................             500                303           (19,429)
       Other current assets...............................................           1,124              4,139            (8,091)
       Accounts payable...................................................          (1,345)               838             3,120
       Accrued expenses and payroll and payroll related expenses..........          (5,375)             5,036             2,925
       Customer deposits..................................................             389                748                --
       Other..............................................................              --                 --               908
                                                                                   -------           --------          --------
          Net cash flows provided by (used in) operating activities.......           8,955              3,441            (3,578)
                                                                                   -------           --------          --------

Cash Flows From Investing Activities:
   Capital expenditures...................................................          (7,728)           (17,964)           (9,655)
   Proceeds from sale of fixed assets.....................................             801              1,837                --
   Payments received on notes receivable..................................           1,025                 --               261
   Acquisition of Clark Products, Inc., net of cash acquired..............              --                 --              (866)
   Acquisition of David Manufacturing Co., net of cash acquired...........              --                 --           (17,684)
   Acquisition of Avemarau Equipamentos Agricolas Ltda., net of
     cash acquired........................................................              --             (5,220)               --
   Payment for noncompete agreement with former stockholders of
     Avemarau Equipamentos Agricolas Ltda.................................              --             (7,590)               --
   Other..................................................................            (310)              (754)             (145)
                                                                                   -------           --------          --------
          Net cash flows (used in) investing activities...................          (6,212)           (29,691)          (28,089)
                                                                                   -------           --------          --------

Cash Flows From Financing Activities:
   Payments on former shareholder loans...................................              --            (14,312)               --
   Proceeds from issuance of long-term debt...............................             643             35,495            99,231
   Payments on long-term debt.............................................          (5,075)            (4,388)          (13,019)
   Deferred financing costs...............................................             (28)              (762)           (4,458)
   Net borrowings (payments) under line-of-credit agreement...............           2,800             (1,125)          (16,299)
   Contributed capital....................................................             466                 --                --
   Dividends..............................................................              --             (6,426)          (16,322)
   Other..................................................................             499                388              (384)
                                                                                   -------           --------          --------
          Net cash flows provided by financing activities.................            (695)             8,870            48,749
                                                                                   -------           --------          --------

Increase (Decrease) In Cash and Cash Equivalents..........................         $ 2,048           $(17,380)         $ 17,082
Cash and Cash Equivalents, beginning of period............................           1,192             18,572             1,490
                                                                                   -------           --------          --------
Cash and Cash Equivalents, end of period..................................         $ 3,240           $  1,192          $ 18,572
                                                                                   =======           ========          ========


 The accompanying notes to financial statements are an integral part of these statements

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Nature of Operations

     The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, hatchery and watering systems. The Company's headquarters and main manufacturing facility is in Assumption, Illinois, with other manufacturing facilities in Illinois and Iowa. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in South Africa, The Netherlands, Mexico and China.

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

     Inventories

          Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of domestic inventories was determined using the last-in, first-out link-chain method and the cost of international inventories was determined using the first-in, first-out method. Had the domestic inventories been determined using the first-in, first-out method at December 31, 1999 and 1998, the reported value of such inventories would have been increased by approximately $0.3 million and $1.3 million, respectively. Inventories and cost of sales are based in part on accounting estimates relating to differences resulting from periodic physical inventories.

     Property, Plant and Equipment

          Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair market value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

                                                                      Years
                                                                      -----
               Building and Improvements............................  10-25
               Machinery and Equipment..............................   3-10
               Office Equipment and Furniture.......................   3-10

          Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from accounts.

          Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

     Research and Development

          Costs associated with research and development are expensed as incurred. Such costs incurred were $2.1 million, $2.7 million and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Intangible Assets

          The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired ("goodwill") is amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill is recorded net of accumulated amortization. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business' cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value. Other intangible assets, which consist of patents and non-compete agreements, are recorded net of accumulated amortization and are being amortized on a straight-line basis over periods ranging from 3 to 17 years.

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

     Translation of Foreign Currency

          The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period.

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


3.   Restructuring Charges

          During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open for one more quarter. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force include severance costs for 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consisted of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania, which was closed during the first quarter of 1999. The charges associated with the lease obligation and related expenses totaling $48,000 have been included in cost of goods sold and were paid out during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was paid out in the second quarter and $0.2 million was paid out in the third quarter. As of December 31, 1999, the Company has terminated 155 employees who were paid severance of $0.6 million in the second quarter and $0.2 million in the third quarter.

     The following summarizes the restructuring reserve activity for the year ended December 31, 1999 (in thousands):

                                                         Amount
                                                         ------
               December 31, 1998......................       --
                    Increase to operating expense.....      917
                    Charge to allowance...............     (917)
                                                         ------
               December 31, 1999......................   $   --
                                                         ======

4.   Trade Receivables Allowance

          The following summarizes trade receivables allowance activity for the years ended December 31, 1997, 1998 and 1999 (in thousands):

                                                            Amount
                                                            ------
               December 31, 1996...........................    643
                    Increase to operating expense..........  1,712
                    Charge to allowance....................   (519)
                                                            ------
               December 31, 1997...........................  1,836
                    Increase to operating expense..........    601
                    Charge to allowance....................   (642)
                                                            ------
               December 31, 1998...........................  1,795
                    Increase to operating expense..........    466
                    Charge to allowance....................   (761)
                                                            ------
               December 31, 1999........................... $1,500
                                                            ======

5.   Business Segment

          In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SAFS 131, the Company reports net sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 1999, 1998 and 1997 are as shown in the table below (in thousands).

                                                         December 31,
                                              1999           1998           1997
                                              ----           ----           ----
               Grain product line           $124,922       $131,230       $ 88,555
               Swine product line             40,921         75,102         88,511
               Poultry product line           55,356         53,666         43,692
                                            --------       --------       --------
                    Net sales               $221,199       $259,998       $220,758
                                            ========       ========       ========

          For the years ended December 31, 1999, 1998 and 1997, sales in Brazil were $17.8, $15.9 and $0.1 million and net losses in Brazil were $3.6, $3.1 and $0.6 million, respectively. Long-lived assets in Brazil were $4.4 and $4.6 million at December 31, 1999 and 1998, respectively.


6.   Risks and Uncertainties

          The Company believes that historically low swine prices will affect negatively the sales of its swine equipment, and, therefore, its results of operations and financial condition.

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

          During 1999 the Brazilian Real experienced a devaluation (1.2098 Brazilian Reals/U.S. Dollar at December 31, 1998 as compared to 1.8064 Brazilian Reals/ U.S. Dollar at December 31, 1999). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial conditions.

7.   Detail of Certain Assets

                                                                       As of December 31,
                                                                       ------------------
                                                                     1999              1998
                                                                     ----              ----
Accounts Receivable                                                      (In thousands)
                                                                         --------------
                  Trade receivables..........................       $ 27,933           $ 38,764
                  Allowance for doubtful accounts............         (1,500)            (1,795)
                                                               -------------     --------------
                  Total......................................       $ 26,433           $ 36,969
                                                               =============     ==============
Inventories
                  Raw materials..............................       $ 18,751           $ 11,817
                  Work-in-process............................         10,500             14,330
                  Finished goods.............................         17,905             23,072
                                                               -------------     --------------
                  Total......................................       $ 47,156           $ 49,219
                                                               =============     ==============
Property, Plant and Equipment
                  Land.......................................       $    926           $    865
                  Buildings and improvements.................         22,260             18,866
                  Machinery and equipment....................         48,271             41,237
                  Office equipment and furniture.............          6,883              5,322
                  Construction-in-progress...................          2,688             10,104
                                                               -------------     --------------
                                                                      81,028             76,394
                  Accumulated depreciation...................        (32,220)           (26,137)
                                                               -------------     --------------
                  Property, plant and equipment, net.........       $ 48,808           $ 50,257
                                                               =============     ==============
Intangible Assets
                  Goodwill...................................       $ 12,597           $ 13,286
                  Accumulated amortization...................         (1,378)              (640)
                                                               -------------     --------------
                  Total......................................       $ 11,219           $ 12,646
                                                               =============     ==============

                  Non-compete agreements.....................       $  8,227           $  8,227
                  Accumulated amortization...................         (1,892)              (991)
                                                               -------------     --------------
                  Total......................................       $  6,335           $  7,236
                                                               =============     ==============

                  Patents and other intangible assets........       $    333           $    453
                  Accumulated amortization...................           (101)              (148)
                                                               -------------     --------------
                  Total......................................       $    232           $    305
                                                               =============     ==============
Deferred Financing Costs
                  Deferred financing costs...................       $  4,440           $  4,612
                  Accumulated amortization...................         (1,100)              (549)
                                                               -------------     --------------
                  Total......................................       $  3,340           $  4,063
                                                               =============     ==============

8.   Supplemental Cash Flow Information

          The Company paid approximately $13.5, $13.0 and $5.2 million in interest during the years ended December 31, 1999, 1998 and 1997, respectively. The Company paid income taxes of $64,343, $1,340,358 and $237,745 during the years ended December 31, 1999, 1998 and 1997, respectively. In connection with the purchase of Avemarau Equipamentos Agricolas Ltda., a note of $7.0 million was issued and cash of $12.8 million was paid in exchange for the purchase of stock and non-compete agreements.

9.   Long-Term Debt

          Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                                                1999             1998
                                                                                                ----             ----
          Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time rate is subject to periodic adjustments based on U.S. Treasury
          Note rates, due $14 monthly plus interest with unpaid principal balance due
            April, 2010, secured by certain real estate and improvements in Paris, Illinois.. $  1,709          $  1,875
          Various noncompete, license and patent agreement payable, noninterest-bearing
            and payable in varying amounts through 2003......................................       52                65
          LaSalle Bank N. A. revolving line of credit........................................    2,800                --
          LaSalle Bank N. A. term note.......................................................   29,700            32,500
          Clark Products, Inc. promissory note bearing interest at 10%; due $14 monthly
            through June, 2001, secured by certain equipment and intangibles.................      233               429
          10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discounts of $1,302 and $1,467 as of December 31, 1999 and
            1998, respectively; amortization of debt discounts was $165 and $159 for the years ended December 31, 1999 and 1998, respectively; interest is payable
            semi-annually in May and November................................................   98,698            98,533
          Note payable to the former shareholders of Avemarau Equipamentos Agricolas
            Ltda., noninterest-bearing and payable in four equal annual installments beginning December 1998 through December 2001; interest imputed at 8%, face
            amount of note is 8.0 million Brazilian Reals....................................    3,704             3,900
          Various notes payable, bearing interest at rates ranging from 14.63% to 19.63%
            and payable in varying amounts through 2002......................................      326               991
          City of Assumption promissory note bearing interest at 5%; due $9 monthly through
            December, 2003, secured by a $495 letter of credit...............................      398               495
                                                                                              --------          --------
                    Total....................................................................  137,620           138,788
          Less -
               Current maturities............................................................   (4,305)           (4,572)
                                                                                              --------          --------
                    Total long-term debt..................................................... $133,315          $134,216
                                                                                              ========          ========

     Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

                    2000....................      4,305
                    2001....................      3,834
                    2002....................     29,357
                    2003....................        284
                    2004....................        267
                    Thereafter..............     99,573
                                               --------
                         Total..............   $137,620
                                               ========

     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. During 1999, the Company and all of its voting stockholders except John Funk entered into an agreement concerning certain provisions of the Stockholder Agreements described in Note 14 below. Giving effect to that agreement, the Company was in compliance with the covenants contained in the Indenture as of December 31, 1999.

     In October 1997, the former stockholders and the Company entered into an agreement to modify the terms of the former stockholder debt. Accordingly, during the fourth quarter of 1997, the Company recorded an extraordinary gain of approximately $2.1 million related to the early extinguishment of debt. The extraordinary gain resulted primarily from a discount on the notes.

  On August 19, 1998, LaSalle National Bank amended its existing credit facility by providing for revolving credit borrowings up to a maximum of $55 million (limited based on a borrowing base which includes accounts receivable and inventory) and a $35 million term loan. Borrowings bear interest at a floating rate per annum equal to (at the Company's option) 0.75% to 1.75% over LIBOR based on certain ratios of the Company or the prime rate. At December 31, 1998, the term loan and revolving line of credit bore interest at rates ranging from 7.06% to 7.19%. The term loan was payable in quarterly principal installments of $1.3 million plus interest over five years with a seven year amortization schedule. The amended credit facility required the Company to maintain certain financial covenants including debt to EBITDA ratio, debt service coverage ratio and certain levels of EBITDA. Borrowings under the facility are secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. The overall level of borrowings available under the revolving line of credit are reduced by outstanding letters of credit, DMC revolving credit loans outstanding and debt of FarmPRO, Inc. guaranteed by the Company. On October 30, 1998, LaSalle and the Company amended the credit facility to reduce the maximum borrowing under the revolving line to $25 million. At December 31, 1998, the Company had $5.8 million of standby letters of credit, no DMC revolving credit loans and $6.0 million of guaranteed available FarmPRO debt reducing the overall availability of the line to $13.2 million.

  On February 4, 1999, LaSalle National Bank amended the existing credit facility to provide for revolving loans up to a maximum of $27.5 million (limited based on a borrowing base which includes accounts receivable, inventory and principal reductions of the LaSalle National Bank term loan) and a $32.5 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.00% over LIBOR or 0.25% to 0.50% over the banks floating rate based on the Senior Debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on February 1, 2002. As the principal amount outstanding on the term loan is reduced, the availability on the revolving loans is increased maintaining a total commitment of $60.0 million under this facility. The credit facility expires on February 1, 2002. The amended credit facility agreement requires the Company to maintain a certain Senior Debt to EBITDA ratio, Tangible Net Worth and certain levels of EBITDA and capital expenditures. These covenants are retroactive and were reset in February 1999 to December 31, 1998. Borrowings under the amended facility are secured by substantially all of the assets of the Company including the capital stock of any existing or future subsidiaries. On July 6, 1999, LaSalle Bank N. A. and the Company amended the credit facility to modify the EBITDA and the Senior Debt to EBITDA covenants for the remainder of 1999 and the year 2000 as well as to provide for a seasonal over-advance facility of up to $5 million for the third and fourth quarters of 1999. This amendment also modified the rates at which interest is charged to (at the Company's option) 1.5% to 3.5% over LIBOR or 0.25% to 0.75% over the bank's floating rate based on the Senior Debt to EBITDA ratio of the Company.

  At December 31, 1999, the Company's credit facility with LaSalle had a revolving line of credit with a maximum borrowing level of $30.3 million and a $29.7 million term loan. The term loan and revolving line of credit bore interest at rates ranging from 8.13% to 8.94% at December 31, 1999. The Company had $2.8 million revolving loans outstanding, $7.3 million of standby letters of credit and $5.0 million of guaranteed available FarmPRO debt reducing the overall availability of the line to $10.8 million as of December 31, 1999. The Company was in compliance with all covenants under the Credit Facility as of December 31, 1999.

  The fair value of long-term debt approximates carrying value based on the borrowing rate currently available to the Company for borrowing with similar terms and maturities.



10.  Employee Benefit Plans

  The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During the first quarter of 1999 and all of 1998, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Contributions to the plan were temporarily suspended for the last three quarters of 1999. Employer contributions to this plan were $59,425, $205,183 and $79,000 during 1999, 1998 and 1997, respectively.

11.  Income Tax Matters

  The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 1999, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. A wholly owned subsidiary of GSI, DMC, is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes.


  The income tax provision differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                1999          1998          1997
U.S. Federal statutory rate..................................  $ (910)       $    6       $  5,349
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses..................     879            10         (5,833)
  Foreign rate differences and losses with no tax
   benefits..................................................      --            --            426
  Tax differences resulting from acquisition of DMC..........    (279)         (609)            --
  Nondeductible goodwill amortization........................      33            37             --
  Effective tax rate differences.............................      11            (5)            --
  State and other income taxes...............................     (70)          301            346
                                                               ------        ------       --------
                                                               $ (336)       $ (260)      $    288
                                                               ======        ======       ========

  The following is a summary of the Company's provision for income taxes (in thousands):

                                                        Years Ended December 31,
                                                --------------------------------------
                                                   1999           1998           1997
                                                --------       --------       --------
    Current
        Federal..............................   $    4         $   10         $    --
        State and local......................      (11)           324             288
                                                --------       --------       --------
                                                    (7)           334             288
                                                --------       --------       --------
    Deferred
        Federal..............................     (224)          (405)             --
        State and local......................     (105)          (189)             --
                                                --------       --------       --------
                                                  (329)          (594)             --
                                                --------       --------       --------
          Total provision....................   $ (336)        $ (260)        $   288
                                                --------       --------       --------

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

  The components of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                                                1999             1998
                                                                                               ------           ------
        Deferred tax assets:
         Tax loss carryforwards............................................................     $    40           $   52
         Allowance for doubtful accounts...................................................          24               11
         Inventory reserves................................................................           9                6
         Cash discount reserves............................................................          30               --
         Estimated product liability.......................................................          20               22
         Accrued vacations.................................................................          45               38
                                                                                                -------           ------
                                                                                                $   168           $  129
                                                                                                =======           ======

        Deferred tax liabilities:
         Property and equipment............................................................       1,381            1,671
         Inventory.........................................................................       1,185            1,185
                                                                                                -------           ------
                                                                                                $ 2,566           $2,856
                                                                                                -------           ------
        Net Deferred tax liability..........................................................    $ 2,398           $2,727
                                                                                                =======           ======

  DMC has tax loss carryforwards of $184, which begin to expire in the year 2018. These deferred tax assets and liabilities relate primarily to the book and tax differences pertaining to DMC, which was acquired during 1997.

12.  Commitments and Contingencies

  The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

  In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. Based on subsequent discussions, it appears Mr. Funk may maintain that the Company has a contractual obligation to repurchase his stock if and when the Company meets certain financial performance criteria. Management believes that the Company has meritorious defenses against this and any other claims that Mr. Funk may make in the future, and management will defend these positions vigorously. However, if Mr. Funk were to prevail on any of the claims he may make, the Company's liability could be substantial. On October 27, 1999, Messrs. Sloan, Andrade and Buffett executed an agreement clarifying that none of them can claim that the Company has a contractual obligation to purchase their shares. Management is uncertain at this time of the amount of any potential liabilities resulting from this matter. No liability relating thereto has been recorded as of the date of this filing.

  The Company has month to month leases for several buildings and paid rentals in 1999, 1998 and 1997 of $742,189, $852,634 and $811,245, respectively. The
Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 1999, 1998 and 1997 was $1.5 million, $2.0 million and $2.7 million, respectively.

  Operating lease commitments for the next five years are as follows (in thousands):

          2000.................................  $ 1,210
          2001.................................    1,090
          2002.................................      958
          2003.................................      763
          2004.................................      328
                                                 -------
          Total................................  $ 4,349
                                                 =======

  The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of December 31, 1999. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2000.

  The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $5.4 million and $5.9 million as of December 31, 1999 and 1998 respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $5.4 million and are expected to be collected by the year 2001. At December 31, 1999, the Company anticipated that certain contracts would result in losses that were estimated to be $0.3 million. These losses have been accrued for in the accompanying financial statements.

  The Company has entered into employment agreements with certain executives that provide for minimum aggregate annual payments of $715,000. The agreements terminate as of the earliest of : (i) June 6, 2001; (ii) the last day of the month in which the executive's death occurs; or (iii) ninety days after the date the Company gives the executive notice of termination. If employment is terminated due to permanent disability, the executives will continue to receive annual salary and other benefits until such time that the executive sells his stock. If employment is terminated without cause after December 6, 1999, the executive will at a minimum, immediately upon such termination, receive a severance payment equal to the greater of: (i) eighteen months of salary at the executive's then current rate or (ii) in the case of certain stockholders, a range from $375,000 to $594,682. There is no provision for severance payments if the executive is terminated without cause prior to December 6, 1999.

  In December 1997, the Company entered into a Cooperative Agreement ("Agreement") with Usina Mecanica Carioca S.A. ("Usimeca") which provides for Usimeca to transfer to the Company (i) all Usimeca's rights, title and interest in and to a certain technology, (ii) a non-exclusive license to use this technology in Brazil and (iii) Usimeca's distribution network and customer base. Payments due to Usimeca are as follows: (i) $200,000 due on closing of the agreement, (ii) $50,000 minimum royalty payment per year for five years, and
(iii) a royalty payment of 2.5% of annual gross sales, as defined, in excess of $2 million for five years. The Agreement provides for a limit on aggregate royalty payments of $1.0 million. The term of the Agreement is five years. If the Company decides to cease its activities in Brazil before the end of the initial term, the Company shall pay Usimeca the difference between the total amount of royalties already paid and a guaranteed minimum of $450,000. The Agreement also provides for Usimeca to provide marketing and technical assistance (management services) to the Company for a six-month period, which is then renewable on a month-to-month basis. The fee for these management services is $10,000 per month. The Company did not renew these services subsequent to the initial six-month period. In addition, the Agreement provides for Usimeca to supply its products, as defined, to the Company for a period of two years at a firm price, as defined. During 1999 the Agreement was amended to provide for a prepayment of all the Company's obligations described above. As of December 31, 1999, the Company has recorded a prepaid asset of $0.7 million and expects to have fully expensed this asset by the end of the second quarter of 2000.

13.  Regional Information

  The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, hatchery, watering and confinement systems. The Company's products are sold primarily to independent dealers and distributors and are marketed through the Company's sales personnel and network of independent dealers. Users of the Company's products include farmers, feed mills, grain elevators, grain processing plants and poultry/swine integrators. Net sales by each major geographic region are as follows (in millions):

                                              1999         1998         1997
                                            -------      -------      -------
           United States..................  $ 145.4      $ 174.8      $ 162.6
           Asia...........................     11.4          4.3         13.7
           Canada.........................     18.4         19.2         16.9
           Latin America..................     31.1         31.5         10.9
           Mideast........................      6.3         21.7          5.7
           Europe.........................      6.2          7.0          9.0
           All other......................      2.4          1.5          2.0
                                            -------      -------      -------
                                            $ 221.2      $ 260.0      $ 220.8
                                            =======      =======      =======

14. Related-Party Transactions

   The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $133,895, $131,495 and $173,192 for 1999, 1998 and 1997, respectively.

   The Company makes sales in the ordinary course of business to Larry Sloan who is a family member of a certain shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $56,967, $117,478 and $30,503 for 1999, 1998 and 1997, respectively.

   A significant customer and an affiliate of the Company, Carolina Agri-Systems, Inc. ("CASI"), ceased distribution operations in North Carolina and sold its only other operation, Farmer Boy Ag, Inc. ("FBA") in December 1995.
In connection with this transaction, the Company entered into an agreement to lease two facilities that were owned by CASI. Lease payments to CASI during 1997 were $153,000. During 1997, the Company purchased these leased facilities for $1.5 million. The Company believes this transaction was negotiated at arm's-length in the normal course of business. CASI was dissolved in January 1998.

   After the sale of FBA noted above, FBA's name was changed to FarmPRO, Inc. ("FarmPRO"). As part of the proceeds of the sale, CASI received a note of $1.4 million from the purchasers of FarmPRO, which was subsequently assigned to the Company. The note receivable is a 10 year note with quarterly interest payments calculated at a rate of 9%. The note provides for principal payments equal to 5% of the outstanding principal amount commencing on the last day of the first calendar quarter in which the balance sheet deficit of FarmPRO is reduced to zero. This note was paid off during 1999. The balance of this note receivable and accounts receivable from FarmPRO was $1.9 million as of December 31, 1998 and the balance of accounts receivable from FarmPRO was $0.5 million as of December 31, 1999. Also in 1995, the Company and FarmPRO entered into a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. During 1997, the long-term supply agreement was amended. As a result of this amendment the Company agreed to (i) guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $6.0 million and (ii) provide administrative services to FarmPRO for two years at no charge. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The amount of the guaranteed borrowings at December 31, 1999 and 1998 were $2.5 million and $2.5 million, respectively. Sales to FarmPRO were $3.4 million, $8.1 million and $16.5 million in 1999, 1998 and 1997, respectively.

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

15.  Unaudited Quarterly Information

                                                          First           Second         Third          Fourth
                                                         Quarter         Quarter        Quarter         Quarter
                                                        ---------       ---------      ---------       ---------
                                                                 (In thousands, except per share date)
       1999:
         Net sales...................................     $ 44,751         $ 58,248       $ 77,050       $ 41,150
         Gross profit................................        8,216           12,641         17,999         11,427
         Net income (loss)...........................       (6,944)           1,128          5,002         (1,527)
         Basic and diluted net income (loss)
            per share................................        (3.47)             .56           2.50           (.76)
                                                          ========         ========       ========       ========

       1998:
         Net sales...................................     $ 52,161         $ 64,386       $ 86,043       $ 57,408
         Gross profit................................       12,007           15,351         19,090         15,643
         Net income (loss)...........................         (921)           1,479          1,584         (1,865)
         Basic and diluted net income (loss)
            per share................................         (.46)             .74            .79           (.93)
                                                          ========         ========       ========       ========

       1997:
         Net sales...................................     $ 33,603         $ 58,558       $ 79,804       $ 48,793
         Gross profit................................        7,006           15,344         19,648         14,153
         Net income (loss)...........................         (985)           5,674          8,435          4,438
         Basic and diluted net income (loss)
            per share................................         (.49)            2.84           4.21           2.22
                                                          ========         ========       ========       ========

16.  Acquisitions

  On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), a Brazilian manufacturer and supplier of poultry feeding equipment. The purchase price for Avemarau stock consisted of a cash down payment of $5.4 million and deferred payments of approximately $5.8 million payable through December 31, 2001 (Note denominated in Brazilian Real). The stock purchase agreement also calls for aggregate contingent payments to the former stockholders of up to $5.3 million (based on net profit as defined), however, management believes the probability of any contingent payments is remote. Further, the Company paid approximately $7.6 million to the former stockholders of Avemarau for covenants not to compete. The noncompete agreements have a five year term which commences on the employees' termination date. The Company also agreed to provide a minimum of $5.2 million for capital equipment over the next four years. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.9 million which is being amortized over 15 years. The results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

  On May 1, 1998, the Company entered into a joint venture with Resintech Engineering SDN BHD ("RE") to form Resintech-GSI International, SDN BHD ("Resintech"), a partnership, to sell, fabricate structural steel systems for and install grain storage projects in Southeast Asia. The Company made an initial capital contribution of $491,283 resulting in 40% ownership and, as required, made a $150,000 payment to RE during 1999. The Company is also required to pay 20% of Resintech's after-tax profit each year beginning in 1998 and until a total of $400,000 is paid. As of December 31, 1999 and 1998, $641,283 and $491,283, respectively have been recorded as an investment in a joint venture and is included in Other Assets in the Company's consolidated balance sheets. The Company accounts for its investment in Resintech under the equity method. Concurrent with the formation of the joint venture, the Company entered into an Asset Purchase Agreement ("Asset Agreement") with Resintech and RE and a Supply Agreement with Resintech. The Asset Agreement calls for the purchase of RE's assets, as defined, by Resintech. The Supply Agreement is between the Company and Resintech and provides that Resintech will purchase directly from the Company 100% of Resintech's equipment requirements at a specified price, as defined. The term of the Supply Agreement is from the date of the formation of the joint venture through the effective date of the termination and dissolution of Resintech, as defined.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                (In thousands)

                                                    Parent            Guarantor
                                                    Company          Subsidiaries       Eliminations       Consolidated
                                                  ------------       ------------       ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents..................    $        215       $      3,025       $         --       $      3,240
   Accounts receivable, net...................          25,526             10,023             (9,116)            26,433
   Inventories, net ..........................          31,619             18,199             (2,662)            47,156
   Other current assets ......................           2,883              3,282                 --              6,165
                                                  ------------       ------------       ------------       ------------
   Total current assets ......................          60,243             34,529            (11,778)            82,994


Property, plant and equipment, net............          36,228             12,580                 --             48,808
Goodwill......................................           5,104             16,022                 --             21,126
Investment in and advances to/from
   subsidiaries ..............................          51,704            (14,448)           (37,256)                --
Other long-term assets .......................           5,019                103                 --              5,122
                                                  ------------       ------------       ------------       ------------
   Total assets ..............................    $    158,298       $     48,786       $    (49,034)      $    158,050
                                                  ============       ============       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt..........    $      3,493       $        812       $         --       $      4,305
   Accounts payable ..........................           7,775              8,300             (5,063)            11,012
   Accrued liabilities .......................          16,582              5,083                 --             21,665
                                                  ------------       ------------       ------------       ------------

   Total current liabilities..................          27,850             14,195             (5,063)            36,982

Long-term debt ...............................         130,716             16,371            (13,772)           133,315
Other long-term liabilities...................              --              1,387                 --              1,387
                                                  ------------       ------------       ------------       ------------

   Total liabilities .........................         158,566             31,953            (18,835)           171,684

Stockholders' equity:
   Common stock ..............................              20             23,248            (23,248)                20
   Additional paid-in capital.................           2,939                311               (311)             2,939
   Accumulated other comprehensive income.....              --             (6,996)                --             (6,996)
   Retained earnings (deficit)................          22,306                270             (6,640)            15,936
   Treasury stock, at cost....................         (25,533)                --                 --            (25,533)
                                                  ------------       ------------       ------------       ------------

   Total stockholders' equity (deficit).......            (268)            16,833            (30,199)           (13,634)
                                                  ------------       ------------       ------------       ------------

Total liabilities and stockholders' equity....    $    158,298       $     48,786       $    (49,034)      $    158,050
                                                  ============       ============       ============       ============

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1998
                                (In thousands)

                                                    Parent            Guarantor
                                                    Company          Subsidiaries       Eliminations       Consolidated
                                                  ------------       ------------       ------------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents..................    $        379       $        813       $         --       $      1,192
   Accounts receivable, net...................          34,208             11,017             (8,256)            36,969
   Inventories, net ..........................          29,285             20,934             (1,000)            49,219
   Other current assets ......................           8,102              2,021             (2,530)             7,593
                                                  ------------       ------------       ------------       ------------

   Total current assets ......................          71,974             34,785            (11,786)            94,973

Property, plant and equipment, net............          36,387             13,870                 --             50,257
Goodwill .....................................           1,625             11,021                 --             12,646
Investment in and advances to/from
   Subsidiaries ..............................          48,969            (17,645)           (31,324)                --
Other long-term assets .......................           9,192              7,580                 --             16,772
                                                  ------------       ------------       ------------       ------------

   Total assets ..............................    $    168,147       $     49,611       $    (43,110)      $    174,648
                                                  ============       ============       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt..........    $      2,840       $      1,732       $         --       $      4,572
   Accounts payable ..........................           9,713             20,300            (15,554)            14,459
   Accrued liabilities .......................          23,669              3,020                 --             26,689
                                                  ------------       ------------       ------------       ------------

   Total current liabilities..................          36,222             25,052            (15,554)            45,720

Long-term debt ...............................         129,602              4,614                 --            134,216
Other long-term liabilities...................              --              1,678                 --              1,678
                                                  ------------       ------------       ------------       ------------

   Total liabilities .........................         165,824             31,344            (15,554)           181,614

Stockholders' equity:
   Common stock ..............................              20             15,922            (15,922)                20
   Additional paid-in capital.................           2,473                 --                 --              2,473
   Accumulated other comprehensive income.....              --             (2,203)                --             (2,203)
   Retained earnings (deficit)................          25,363              4,548            (11,634)            18,277
   Treasury stock, at cost....................         (25,533)                --                 --            (25,533)
                                                  ------------       ------------       ------------       ------------

   Total stockholders' equity (deficit).......           2,323             18,267            (27,556)            (6,966)
                                                  ------------       ------------       ------------       ------------

Total liabilities and stockholders' equity....    $    168,147       $     49,611       $    (43,110)      $    174,648
                                                  ============       ============       ============       ============

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1999
                                (In thousands)


                                                      Parent          Guarantor
                                                      Company       Subsidiaries      Eliminations    Consolidated
                                                      -------       ------------      ------------    ------------
Net sales ........................................    $ 180,108       $  54,512       $ (13,421)         $ 221,199
Cost of sales ....................................      137,891          43,594         (10,569)           170,916
                                                      ---------       ---------       ---------          ---------

       Gross profit ..............................       42,217          10,918          (2,852)            50,283

Selling, general and administrative expenses......       23,571          15,098              --             38,669
                                                      ---------       ---------       ---------          ---------

       Operating income (loss)....................       18,646          (4,180)         (2,852)            11,614

Interest expense .................................      (14,378)           (390)             --            (14,768)
Other income (expense) ...........................          494             (17)             --                477
                                                      ---------       ---------       ---------          ---------

Income (loss) before income taxes.................        4,762          (4,587)         (2,852)            (2,677)
Provision (benefit) for income taxes..............          (27)           (309)             --               (336)
                                                      ---------       ---------       ---------          ---------
Income (loss) before equity in income of
       consolidated subsidiaries..................        4,789          (4,278)         (2,852)            (2,341)
Equity in income of consolidated subsidiaries.....       (4,278)             --           4,278                 --
                                                      ---------       ---------       ---------          ---------

Net income (loss) ................................    $     511       $  (4,278)      $   1,426          $  (2,341)
                                                      =========       =========       =========          =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 1998
                                (In thousands)


                                                        Parent         Guarantor
                                                        Company      Subsidiaries     Eliminations      Consolidated
                                                        -------      ------------     ------------      ------------
Net sales ..........................................    $ 222,057      $ 48,121         $ (10,180)        $ 259,998
Cost of sales ......................................      166,985        38,978            (8,056)          197,907
                                                        ---------      --------         ---------         ---------

       Gross profit ................................       55,072         9,143            (2,124)           62,091

Selling, general and administrative expenses........       36,086        14,159                --            50,245
                                                        ---------      --------         ---------         ---------

       Operating income (loss)......................       18,986        (5,016)           (2,124)           11,846

Interest expense ...................................      (11,371)       (1,575)               --           (12,946)
Other income (expense) .............................        1,054            63                --             1,117
                                                        ---------      --------         ---------         ---------

Income (loss) before income taxes...................        8,669        (6,528)           (2,124)               17
Provision (benefit) for income taxes................          280          (540)               --              (260)
                                                        ---------      --------         ---------         ---------
Income (loss) before equity in income of
       Consolidated subsidiaries....................        8,389        (5,988)           (2,124)              277
Equity in income of consolidated subsidiaries.......       (5,988)           --             5,988                --
                                                        ---------      --------         ---------         ---------

Net income (loss) ..................................    $   2,401      $ (5,988)        $   3,864         $     277
                                                        =========      ========         =========         =========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1999
                                (In thousands)

                                                         Parent              Guarantor
                                                         Company           Subsidiaries        Eliminations        Consolidated
                                                       ------------        ------------        ------------        ------------
Cash flows from operating activities............       $     10,570        $     (1,615)       $         --        $      8,995
                                                       ------------        ------------        ------------        ------------

Cash flows from investing activities:
   Capital expenditures.........................             (7,728)                 --                  --              (7,728)
   Other........................................               (217)                334                  --                 117
                                                       ------------        ------------        ------------        ------------

   Net cash provided by (used in) investing
   activities...................................             (7,945)                334                  --              (7,611)
                                                       ------------        ------------        ------------        ------------

Cash flows from financing activities:
   Advances (to) from affiliates................             (4,354)              4,354                  --                  --
   Net borrowings (payments) on debt............               (472)             (1,160)                 --              (1,632)
   Other........................................              2,037                 299                  --               2,336
                                                       ------------        ------------        ------------        ------------

   Net cash provided by (used in) financing
   activities...................................             (2,789)              3,493                  --                 704
                                                       ------------        ------------        ------------        ------------

Change in cash and cash equivalents.............               (164)              2,212                  --               2,048

Cash and cash equivalents, beginning of period..                379                 813                  --               1,192
                                                       ------------        ------------        ------------        ------------

Cash and cash equivalents, end of period........       $        215        $      3,025                  --        $      3,240
                                                       ============        ============        ============        ============

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1998
                                (In thousands)

                                                        Parent             Guarantor
                                                        Company          Subsidiaries        Eliminations        Consolidated
                                                     ------------        ------------        ------------        ------------
Cash flows from operating activities..............   $      6,493       $      (3,052)       $         --        $      3,441
                                                     ------------        ------------        ------------        ------------

Cash flows from investing activities:
   Capital expenditures...........................        (12,974)             (4,990)                 --             (17,964)
   Other..........................................          1,682             (13,409)                 --             (11,727)
                                                     ------------        ------------        ------------        ------------

   Net cash provided by (used in) investing
   activities.....................................        (11,292)            (18,399)                 --             (29,691)
                                                     ------------        ------------        ------------        ------------

Cash flows from financing activities:
   Advances (to) from affiliates..................        (24,531)             24,531                  --                  --
   Net borrowings (payments) on debt..............         18,332              (2,662)                 --              15,670
   Dividends......................................         (6,426)                 --                  --              (6,426)
   Other..........................................           (374)                 --                  --                (374)
                                                     ------------        ------------        ------------        ------------

   Net cash provided by (used in) financing
   activities.....................................        (12,999)             21,869                  --               8,870
                                                     ------------        ------------        ------------        ------------

Change in cash and cash equivalents...............        (17,798)                418                  --             (17,380)

Cash and cash equivalents, beginning of period....         18,177                 395                  --              18,572
                                                     ------------        ------------        ------------        ------------

Cash and cash equivalents, end of period..........   $        379        $        813        $         --        $      1,192
                                                     ============        ============        ============        ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table sets forth certain information concerning the executive officers and directors of the Company:

                  Name                    Age                     Office
                  ----                    ---                     ------
Craig Sloan...........................     48     Chief Executive Officer and Director
Jorge Andrade.........................     47     President, Chief Operating Officer and Director
Howard G. Buffett.....................     45     Chairman of the Board of Directors
Russell C. Mello......................     38     Senior Vice President, Finance,  Secretary and
                                                     Treasurer
Eugene A. Wiseman.....................     50     President of GSI Division
Allen A. Deutsch......................     49     President of AP Division
Christopher V. van Rossem.............     44     President of Cumberland Division
John W. Funk..........................     40     Director


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

     Howard G. Buffett joined the Company in September 1995. Mr. Buffett has been Chairman of the Board since June 1996. From September 1995 to June 1996, he served as President of International Operations. From February 1992 to July 1995, he served as Corporate Vice President and Assistant to the Chairman of the Archer-Daniels-Midland Company, a processor of agricultural products. Mr. Buffett has been a Director of the Company since September 1995. Mr. Buffett is also a Director of Berkshire Hathaway, Inc., Coca-Cola Enterprises, Inc. and Lindsay Manufacturing Company.

     Russell C. Mello joined the Company in March 1995. Mr. Mello has been Senior Vice President, Finance and Secretary and Treasurer since June 1999. From September 1996 to June 1999, he served as Vice President, Finance and Assistant Secretary and Assistant Treasurer. From March 1995 to September

1996, he served as the Controller of the GSI Division. From October 1984 to March 1995, he held various management and finance positions with Emerson Electric Company, a manufacturer of electrical equipment.

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

     Christopher V. van Rossem joined the Company in October 1993 and has been President of the Cumberland Division since that time. Mr. van Rossem also serves as director of Corporate international operations. From June 1989 to October 1993, he served as Sales Manager of Chick Master Incubator Co., an international manufacturer of high-capacity incubators for poultry, where he managed the company's United States and Canadian sales department.

     John W. Funk has been a Director of the Company since April 1996.

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


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 1999 of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                                                                                   All Other
          Name & Principal Position                   Year           Annual Compensation         Compensation(1)
          -------------------------                   ----        -------------------------      ---------------
                                                                   Salary            Bonus
                                                                  --------          -------
Craig Sloan.........................................  1999        $170,000          $    --          $14,784
  Chief Executive Officer and Director
Jorge Andrade.......................................  1999        $205,000          $    --          $ 6,513
  President, Chief Operating Officer and Director
Howard G. Buffett...................................  1999        $300,000          $    --          $ 4,832
  Chairman of the Board
Allen A. Deutsch....................................  1999        $130,000          $23,812          $    --
  President of AP Division
Christopher van Rossem..............................  1999        $130,000          $ 3,812          $    --
  President of Cumberland Division

_______________
(1) Consists of matching contributions by the Company to Company sponsored 401(k) plans, group insurance and other miscellaneous benefits.

Employment Agreements

     The Company has entered into employment agreements with Messrs. Sloan, Andrade and Buffett (each, and "Executive"). The terms of each Executive's employment agreement are substantially the same. Each agreement provides for a specified minimum annual base salary, subject to increases determined by the Company's Board of Directors, and participation in any profit sharing, retirement, insurance or other benefit plans maintained by the Company.

     The employment agreement of each Executive will terminate as of the earliest of: (i) June 6, 2001; (ii) the last day of the month in which the Executive's death occurs; or (iii) ninety days after the date the Company gives the Executive's notice of termination if such termination is for "cause", due to the Executive being "permanently disabled" (as such terms are defined in the employment agreement). The Company may not terminate an Executive, with or without cause, unless such termination has been authorized by a resolution adopted by the Board at a meeting duly called and held, and where the Executive is given prior written notice of the basis for his termination and an opportunity to be heard by the Board at such meeting. In addition, the Executive may not be terminated for cause unless: (i) the Company has followed the foregoing procedures and (ii) the Executive is given an opportunity to cure any of the actions or omissions which form the basis for his termination within 30 days of the adoption of the Board resolution described above. If employment is terminated due to permanent disability, the Executive will continue to receive an annual salary (less any benefits paid during the period of his disability, under the Company's disability insurance programs) and other benefits until such time that the Executive sells his stock to the Company pursuant to the terms of certain stockholder agreements among the holders of the Company's voting stock. See "Certain Relationships and Related Transactions-Management Buyout-Stockholder Agreements." If employment is terminated without cause after December 6, 1999, the Executive will receive at a minimum, immediately upon such termination, a severance payment equal to the greater of: (i) eighteen months salary at the Executive's then current rate; or (ii) in the case of Mr. Sloan, $594,682; and in the case of Messrs. Andrade and Buffett, $450,000. There is no provision for severance payments if employment is terminated without cause prior to December 6, 1999.

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


Compensation Committee Interlocks and Insider Participation

     The Company did not have a Compensation Committee during 1999. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 1999. See "Certain Relationships and Related Transactions." During 1999, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 1999.


Director Compensation

     Each director of the Company receives an annual fee of $10,000 plus a fee or $5,000 for each Board of Directors meeting attended, with such attendance fees being capped at $40,000, in the aggregate, per year. The Directors agreed to waive these fees in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of February 18, 2000 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more that 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.

                                                                                                    Non-Voting
                                                            Voting Common Stock                   Common Stock(2)
                                                      ------------------------------       ------------------------------
                                                         Number of    Percentage of          Number of    Percentage of
        Name and Address of Beneficial Owner              Shares         Voting               Shares        Non-Voting
        ------------------------------------              ------         ------               ------        ----------
Craig Sloan (1).......................................   1,175,000        65.28%              58,044          29.02%
Jorge Andrade (1).....................................     300,000        16.67%                  --             --
John W. Funk (1)......................................     225,000        12.50%                  --             --
Howard G. Buffet (1)(3)...............................     100,000         5.55%                  --             --
Christopher van Rossem (1)............................          --           --               15,773           7.89%
Directors and executive officers as a group
   (8 persons in group)...............................   1,800,000      100.00%              117,193          58.60%

(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.
(2)  The Company has 200,000 shares of non-voting common stock outstanding.
(3)  Includes 10,000 shares held by a trust.

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

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of Craig Sloan. Such transactions generally consist of sales of grain equipment and amounted to $133,895 for 1999. The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc. will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1)  Financial Statements:

     See "Index to Consolidated Financial Statements of The GSI Group, Inc. and Subsidiaries" set forth in Item 8 hereof.

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

 (b) Reports on Form 8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on February 18, 2000.

                                        The GSI Group, Inc.

                                        By:        /s/ Craig Sloan
                                            ------------------------------------
                                                       Craig Sloan
                                            Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on February 18, 2000.

          Signature                              Title
          ---------                              -----

       /s/ Craig Sloan             Director and Chief Executive Officer
--------------------------------
          Craig Sloan                (Principal Executive Officer)

      /s/ Jorge Andrade            Director and Chief Operating Officer
--------------------------------
        Jorge Andrade

   /s/ Howard G. Buffett           Chairman of the Board of Directors
--------------------------------
      Howard G. Buffett

   /s/ Russell C. Mello            Senior Vice President, Finance, Secretary and
--------------------------------
     Russell  C. Mello               Treasurer (Principal Financial Officer)

                               INDEX TO EXHIBITS

 Exhibit
   No.                                            Document Description
---------                                         --------------------
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

   4.3*        Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National
               Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.

   4.5*        Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.

  10.1***      Fourth Amended and Restated Loan and Security Agreement, dated February 4, 1999, between The
               GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

  10.10++      First Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of July 6,
               1999 by and among The GSI Group, Inc. and LaSalle Bank National Association.

  10.11+       Amended and Restated Employment Agreement, dated as of March 18, 1999, between The GSI Group,
               Inc. and John C. Sloan.

   10.12+      Amended and Restated Employment Agreement, dated as March 18, 1999, between The GSI Group, Inc.
               and Jorge Andrade.

   10.13+      Amended and Restated Employment Agreement, dated as of March 18, 1999, between The GSI Group,
               Inc. and John Funk.

   10.14+      Amended and Restated Employment Agreement, dated as of March 18, 1999, between The GSI Group,
               Inc. and Howard Buffett.

   10.15+      Amended and Restated Stock Restriction and Buy-Sell Agreement, dated March 18, 1999, by and among Jorge Andrade, Howard Buffett, John Funk, John C. Sloan and The GSI Group, Inc.

   10.16+      Stockholder Agreement dated March 18, 1999 between The GSI Group, Inc., Jorge Andrade, Howard
               Buffett, John Funk and John C. Sloan.

   10.17+      Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting dated as of March
               31, 1999 by and among The GSI Group, Inc., Jorge Andrade, Howard Buffett, John Funk, John C.
               Sloan and the nonvoting shareholders of The GSI Group, Inc.

 Exhibit
   No.                                            Document Description
---------                                         --------------------
   10.18*      Stock Restriction and Cross-Purchase Agreement, dated Jun 6, 1996, among John C. Sloan, Jorge
               Andrade, John Funk and Howard Buffett.

   10.19*      Guaranty, dated November 26, 1997, executed by The GSI Group, Inc. in favor of Mercantile Bank
               National Association.

   10.2*       First Amendment to Stock Restriction and Cross-Purchase Agreement, dated July 15, 1996, among
               John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

   10.3*       Second Amendment to Stock Restriction and Cross-Purchase Agreement, dated as of October 2,
               1997, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

   10.4+++     Letter Agreement dated as of October 27, 1999 among John C. Sloan, Jorge Andrade and Howard
               Buffett

   10.5+++     Amendment to Addendum dated September 30, 1999 by and between The GSI Group and Fleet Capital
               Corporation relating to a certain Master Lease Agreement for machinery and equipment.

   10.6+++     Letter of Credit Amendment to the Master Lease Agreement by and between The GSI Group, Inc. and
               Fleet Capital Corporation.

   10.7*       Lease with Option to Purchase, dated July 12, 1996, between The GSI Group, Inc. and Edgar
               County Bank & Trust Company, as Trustee for Trust No. 455-232 relating to property located in
               Paris, Illinois.

   10.8*       Letter, dated September 15, 1997, from Luis F. Pacheco of Trench, Rossi e Watanabe, attorneys at law, to Ricardo S. Santana of Cumberland do Brasil Ltda. summarizing the terms of the lease, dated September 1, 1997, between Cumberland do Brasil Ltda. and Cruzeiro do Sul relating to property leased by The GSI Group, Inc. in Nova Odessa, Brazil.

   10.9*       Agreement, dated April 9, 1997, between GSI/Cmberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd.
               relating to property located in Penang, Malaysia.

   12.1        Computation of Ratio of Earnings to Fixed Charges.

   21.1        List of Subsidiaries of The GSI Group, Inc.

   27.1        Financial Data Schedule

____________
* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

** Incorporated by reference from the Company's Form 8-K filed with the Commission on July 27, 1998 pursuant to the Securities Act of 1934, as amended.

*** Incorporated by reference from the Company's Form 10-K filed with the Commission on March 31, 1999 pursuant to the Securities Act of 1934.

+ Incorporated by reference from the Company's Form 10-Q filed with the Commission on May 17, 1999 pursuant to the Securities Act of 1934.

++ Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 11, 1999 pursuant to the Securities Act of 1934.

+++ Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 12, 1999 pursuant to the Securities Act of 1934.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company did not send an annual report or proxy statement to security holders covering 1999.