Form 10-Q
period 2000-03-31
GSI GROUP INC
filed 2000-05-05
CIK 1050925

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                      OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 2,000,000 shares outstanding as of May 5, 2000.

================================================================================

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I - Financial Information
   Item 1.    Financial Statements
                Balance Sheets..........................................................    3
                Statements of Operations................................................    4
                Statements of Cash Flows................................................    5
                Notes to Financial Statements...........................................    6
   Item 2.    Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................    12

   Item 3.    Quantitative and Qualitative Disclosure About Market Risk...............     14

PART II - Other Information
   Item 1.    Legal Proceedings.......................................................     16
   Item 2.    Changes in Securities and Use of Proceeds...............................      *
   Item 3.    Defaults Upon Senior Securities.........................................      *
   Item 4.    Submission of Matters to a Vote of Security Holders.....................      *
   Item 5.    Other Information.......................................................      *
   Item 6.    Exhibits and Reports on Form 8-K........................................     16

______________________________

* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                          March 31,        December 31,
                                   ASSETS                                                   2000              1999
-------------------------------------------------------------------------------             ----              ----
CURRENT ASSETS:
 Cash and cash equivalents.....................................................          $  2,247           $  3,240
 Accounts receivable, net......................................................            28,885             26,433
 Inventories, net..............................................................            54,265             47,156
 Prepaids......................................................................             2,692              3,370
 Other.........................................................................             3,164              2,795
                                                                                         --------           --------
   Total current assets........................................................            91,253             82,994
                                                                                         --------           --------
Notes Receivable...............................................................                59                 59
                                                                                         --------           --------
Property, Plant and Equipment, net.............................................            49,131             48,808
                                                                                         --------           --------
Other Assets:
 Goodwill and other intangible assets, net.....................................            20,838             21,126
 Other.........................................................................             5,015              5,063
                                                                                         --------           --------
   Total other assets..........................................................            25,853             26,189
                                                                                         --------           --------
   Total assets................................................................          $166,296           $158,050
                                                                                         ========           ========

                      LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Accounts payable..............................................................          $ 16,097           $ 11,012
 Deferred income taxes.........................................................             1,011              1,011
 Accrued interest..............................................................             4,648              1,899
 Other accrued expenses........................................................            12,297             12,088
 Customer deposits.............................................................             8,914              6,667
 Current maturities of long-term debt..........................................             4,616              4,305
                                                                                         --------           --------
   Total current liabilities...................................................            47,583             36,982
                                                                                         --------           --------
Long-Term Debt, less current maturities........................................           132,426            133,315
                                                                                         --------           --------
Deferred Income Taxes..........................................................             1,317              1,387
                                                                                         --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................                18                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Paid-in capital...............................................................             2,999              2,939
 Accumulated other comprehensive loss (cumulative currency
  adjustment)..................................................................            (6,302)            (6,996)
 Retained earnings.............................................................            13,786             15,936
 Treasury stock, at cost, voting (4,833,652 shares)............................           (25,524)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)                (9)
                                                                                         --------           --------
   Total stockholders' deficit.................................................           (15,030)           (13,634)
                                                                                         --------           --------
   Total liabilities and stockholders' deficit.................................          $166,296           $158,050
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                  Three Fiscal Months Ended
                                                               -----------------------------
                                                                   March 31,      April 2,
                                                                     2000           1999
                                                                     ----           ----
Net sales......................................................    $   47,367     $   44,751

Cost of sales..................................................        37,017         36,187
Cost of sales - restructuring charges..........................            --            348
                                                                   ----------     ----------
   Total cost of sales.........................................        37,017         36,535

      Gross profit.............................................        10,350          8,216

Selling, general and administrative expenses...................         8,790         10,874
Amortization expense...........................................           335            330
Restructuring charges..........................................            --            669
                                                                   ----------     ----------
   Total operating expenses....................................         9,125         11,873

Operating income (loss)........................................         1,225         (3,657)

Other income (expense):
   Interest expense............................................        (3,580)        (3,681)
   Other, net..................................................            94            153
                                                                   ----------     ----------

      Loss before income taxes.................................        (2,261)        (7,185)
                                                                   ----------     ----------

Income taxes...................................................          (111)          (241)
                                                                   ----------     ----------

      Net loss.................................................    $   (2,150)    $   (6,944)
                                                                   ----------     ----------

Basic loss per share:
   Net loss....................................................    $    (1.08)    $    (3.47)
                                                                   ----------     ----------

Weighted average common shares outstanding.....................     2,000,000      2,000,000
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                 Three Fiscal Months Ended
                                                                              -------------------------------
                                                                                March 31,          April 2,
                                                                                  2000               1999
                                                                                  ----               ----
Cash Flows From Operating Activities:
      Net cash flows provided by (used in) operating activities.............     $ 1,472            $(1,821)
                                                                                 -------            -------

Cash Flows From Investing Activities:
 Capital expenditures.......................................................      (2,356)            (4,647)
 Proceeds from sale of fixed assets.........................................         160                108
 Payments received on notes receivable......................................          --                  5
 Write-down of goodwill for Avemarau Equipamentos Agricolas Ltda.
  related to the Brazilian Real devaluation.................................          --             (1,556)
 Other......................................................................         290               (344)
                                                                                 -------            -------
      Net cash flows used in investing activities...........................      (1,906)            (6,434)
                                                                                 -------            -------

Cash Flows From Financing Activities:
 Payments on long-term debt.................................................      (1,818)              (713)
 Net borrowings under line-of-credit agreement..............................         900              8,097
 Contributed capital........................................................          60                 --
 Write-down of note payable to former stockholders of Avemarau
  Equipamentos Agricolas Ltda. related to the Brazilian Real devaluation....          --              1,235
 Other......................................................................         299                276
                                                                                 -------            -------
      Net cash flows provided by (used in) financing activities.............        (559)             8,895
                                                                                 -------            -------

Increase (Decrease) In Cash and Cash Equivalents............................     $  (993)           $   640
Cash and Cash Equivalents, beginning of period..............................       3,240              1,192
                                                                                 -------            -------
Cash and Cash Equivalents, end of period....................................     $ 2,247            $ 1,832
                                                                                 =======            =======

 The accompanying notes to financial statements are an integral part of these statements

                     THE GSI GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

     The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1999 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and cash flows for the three months ended March 31, 2000. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.



2.  Comprehensive Income

     The components of comprehensive income (loss) for the periods presented are as follows (in thousands):

                                                             March 31,     April 2,
                                                               2000          1999
                                                             ---------     --------
          Net income (loss)............................      $  (2,149)    $ (6,944)
          Cumulative translation adjustment............            694       (5,070)
                                                             ---------     --------
            Comprehensive loss.........................      $  (1,455)    $(12,014)
                                                             =========     ========



3.  Detail Of Certain Assets

                                                                  March 31,       December 31,
                                                                    2000             1999
                                                                    ----             ----
                                                                        (In thousands)
Inventories
               Raw materials................................      $18,149           $18,751
               Work-in-process..............................       12,085            10,500
               Finished goods...............................       24,031            17,905
                                                                  -------           -------
                  Total.....................................      $54,265           $47,156
                                                                  =======           =======


4.  Supplemental Cash Flow Information

     The Company paid approximately $0.5 and $0.6 million in interest during the first quarters ended March 31, 2000 and April 2, 1999, respectively. The Company paid no income taxes during the first quarters of 2000 and 1999, respectively.

5.  Long-Term Debt

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of March 31, 2000.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of March 31, 2000.


6.  Commitments and Contingencies

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

     In April 2000, the Company exercised its call option to purchase all shares owned by John Funk, a director and former executive officer, in accordance with previously executed agreements. The Company is currently determining the purchase price as specified in the executed agreements. As the Company has previously disclosed, Mr. Funk may dispute the Company's right to acquire his stock under those agreements.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $5.4 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $5.4 million and are expected to be collected through the year 2001.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of March 31, 2000. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2000.



7.  Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each product line. Amounts for the first quarters of 2000 and 1999 are as shown in the table below (in thousands).

                                                       March 31,    April 2,
                                                         2000         1999
                                                         ----         ----
          Grain product line.......................     $25,039      $23,019
          Swine product line.......................       9,470        8,908
          Poultry product line.....................      12,858       12,824
                                                        -------      -------
               Net sales...........................     $47,367      $44,751
                                                        =======      =======

     For the first quarters of 2000 and 1999, sales in Brazil were $4.9 and $4.8 million, respectively. Long-lived assets in Brazil were $4.5 million at March 31, 2000.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 2000
                                (In thousands)


                                                           Parent            Guarantor
                                                          Company           Subsidiaries        Eliminations         Consolidated
                                                          -------           ------------        ------------         ------------
                                                              ASSETS
Current assets:
   Cash and cash equivalents.......................       $    151              $  2,096            $     --             $  2,247
   Accounts receivable, net........................         29,160                 9,760             (10,035)              28,885
   Inventories, net................................         39,715                18,257              (3,707)              54,265
   Other current assets............................          3,042                 2,814                  --                5,856
                                                          --------              --------            --------             --------
   Total current assets............................         72,068                32,927             (13,742)              91,253

Property, plant and equipment, net.................         36,586                12,545                  --               49,131
Goodwill and other intangible assets, net..........          4,858                15,980                  --               20,838
Investment in and advances to/from
   subsidiaries....................................         50,492               (14,461)            (36,031)                  --
Other long-term assets.............................          5,066                     8                  --                5,074
                                                          --------              --------            --------             --------
   Total assets....................................       $169,070              $ 46,999            $(49,773)            $166,296
                                                          ========              ========            ========             ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt...............       $  2,858              $  1,758            $     --             $  4,616
   Accounts payable................................         14,727                 7,175              (5,805)              16,097
   Accrued liabilities.............................         21,456                 5,414                  --               26,870
                                                          --------              --------            --------             --------
   Total current liabilities.......................         39,041                14,347              (5,805)              47,583

Long-term debt.....................................        132,258                13,958             (13,790)             132,426
Other long-term liabilities........................             --                 1,317                  --                1,317
                                                          --------              --------            --------             --------
   Total liabilities...............................        171,299                29,622             (19,595)             181,326

Stockholders' equity:
   Common stock....................................             20                23,248             (23,248)                  20
   Additional paid-in capital......................          2,999                   305                (305)               2,999
   Accumulated other comprehensive income..........             --                (6,302)                 --               (6,302)
   Retained earnings (deficit).....................         20,285                   126              (6,625)              13,786
   Treasury stock, at cost.........................        (25,533)                   --                  --              (25,533)
                                                          --------              --------            --------             --------
   Total stockholders' equity (deficit)............         (2,229)               17,377             (30,178)             (15,030)
                                                          --------              --------            --------             --------
Total liabilities and stockholders' equity.........       $169,070              $ 46,999            $(49,773)            $166,296
                                                          ========              ========            ========             ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   THREE FISCAL MONTHS ENDED MARCH 31, 2000
                                (In thousands)


                                                              Parent          Guarantor
                                                              Company        Subsidiaries        Eliminations        Consolidated
                                                              -------        ------------        ------------        ------------
Net sales..............................................       $38,560             $12,250             $(3,443)            $47,367
Cost of sales..........................................        29,665               9,576              (2,224)             37,017
                                                              -------             -------             -------             -------

   Gross profit........................................         8,895               2,674              (1,219)             10,350

Selling, general and administrative expenses...........         6,181               2,944                  --               9,125
                                                              -------             -------             -------             -------

   Operating income (loss).............................         2,714                (270)             (1,219)              1,225

Interest expense.......................................        (3,472)               (108)                 --              (3,580)
Other income (expense).................................           (21)                115                  --                  94
                                                              -------             -------             -------             -------

Income (loss) before income taxes......................          (779)               (263)             (1,219)             (2,261)
Provision (benefit) for income taxes...................             8                (119)                 --                (111)
                                                              -------             -------             -------             -------
Income (loss) before equity in income of
   consolidated subsidiaries...........................          (787)               (144)             (1,219)             (2,150)
Equity in income of consolidated subsidiaries..........          (144)                 --                 144                  --
                                                              -------             -------             -------             -------

Net income (loss)......................................       $  (931)            $  (144)            $(1,075)            $(2,150)
                                                              =======             =======             =======             =======

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE FISCAL MONTHS ENDED MARCH 31, 2000
                                (In thousands)


                                                            Parent          Guarantor
                                                            Company        Subsidiaries        Eliminations        Consolidated
                                                            -------        ------------        ------------        ------------
Cash flows from operating activities.....................   $ 1,111             $   361             $    --             $  1,472
                                                            -------             -------             -------             --------

Cash flows from investing activities:
   Capital expenditures..................................    (1,876)               (480)                 --               (2,356)
   Other.................................................       232                 218                  --                  450
                                                            -------             -------             -------             --------

   Net cash provided by (used in) investing Activities...    (1,644)               (262)                 --               (1,906)
                                                            -------             -------             -------             --------

Cash flows from financing activities:
   Net borrowings (payments) on debt.....................       110              (1,028)                 --                 (918)
   Other.................................................       359                  --                  --                  359
                                                            -------             -------             -------             --------
   Net cash provided by (used in) financing activities...       469              (1,028)                 --                 (559)
                                                            -------             -------             -------             --------

Change in cash and cash equivalents......................       (64)               (929)                 --                 (993)

Cash and cash equivalents, beginning of period...........       215               3,025                  --                3,240
                                                            -------             -------             -------             --------

Cash and cash equivalents, end of period.................   $   151             $ 2,096                  --             $  2,247
                                                            =======             =======             =======             ========

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 2000 and 1999, the Company's international sales accounted for 34% and 46% of net sales, respectively.

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

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended April 2, 1999

     Net sales increased 5.8% or $2.6 million to $47.4 million in the first quarter of 2000 compared to $44.8 million in the first quarter of 1999. This increase was driven by increased demand for grain equipment caused by a successful early-order program. The swine and poultry equipment sales were essentially flat.

     Gross profit increased to $10.4 million in the first quarter of 2000 or 21.9% of net sales from $8.2 million or 18.4% of net sales in the same period of 1999. This increase was a result of increased sales in the first quarter of 2000 and the absence of a low-margin international project and restructuring charges that occurred in the first quarter of 1999.

     Operating expenses decreased 23.1% or $2.7 million to $9.1 million in the first quarter of 2000 from $11.9 million in the same period of 1999. This decrease was primarily the result of the restructuring that took place during 1999 and the absence of the restructuring charge recorded during the first quarter of 1999. This decrease was partially offset by a change in the compensation structure of the Company's employees which may lead to a slight increase in operating expenses in future quarters.

     Operating income increased 133.5% from a loss of $3.7 million in the first quarter of 1999 to operating income of $1.2 million in the first quarter of 2000. This increase is attributable to the increase in sales, increased margins and a decrease in operating expenses.

     Interest expense was essentially flat for the first quarter of 2000 as compared to the first quarter of 1999.

     Net loss decreased $4.8 million to a loss of $2.2 million for the first quarter of 2000 from a loss of $6.9 million in the same period of 1999.



Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     As of March 31, 2000, the Company had $43.7 million of working capital, a decrease of $2.3 million from working capital as of December 31, 1999. The decrease in working capital was primarily due to increased accounts payable, accrued interest and customer deposits partially offset by increases in inventory and accounts receivable.

     Operating activities provided $1.5 million and used $1.8 million in cash flow in the first quarters of 2000 and 1999, respectively. This $3.3 million increase in cash flow was primarily the result of an increase in net income, other current assets and depreciation of $6.3 million, partially offset by increases in accounts receivable and decreases in customer deposits of $3.8 million compared to the first quarter of 1999.

     Cash used in investing activities in the first quarter of 2000 was $1.9 million. The cash was used primarily for machinery and equipment purchases. Cash used in investing activities in the first quarter of 1999 was $6.4 million. The cash was used primarily for machinery and equipment purchases and reflected the impact of the Brazilian Real devaluation on property, plant and equipment and goodwill.

     Cash used in financing activities in the first quarter of 2000 was $0.6 million. The cash was used primarily for payments on long-term debt stemming from the acquisition of Agromarau, partially offset by borrowings under the Credit Facility. Cash provided by financing activities in the first quarter of 1999 consisted primarily of $8.1 million from net borrowings under the line-of-credit facility and a $1.2 million impact from the write down of a note payable related to the Brazilian Real devaluation.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     The following is a cash flow statement that isolates the cumulative translation adjustment impact from the other components of cash flow. This presentation is not in compliance with generally accepted accounting principles; however, management desires to include this information because it segregates the effect of the foreign translation adjustments from the operating results of the Company.


                                                                               Three Fiscal Months Ended
                                                                           ----------------------------------
                                                                              March 31,          April 2,
                                                                                 2000              1999
                                                                                 ----              ----
Cash Flows From Operating Activities:
      Net cash flows provided by operating activities....................          $ 1,375           $ 1,122
                                                                                   -------           -------

Cash Flows From Investing Activities:
 Capital expenditures....................................................           (2,522)           (2,841)
 Proceeds from sale of fixed assets......................................              160               108
 Payments received on notes receivable...................................               --                 5
 Other...................................................................             (141)             (344)
                                                                                   -------           -------
      Net cash flows used in investing activities........................           (2,503)           (3,072)
                                                                                   -------           -------

Cash Flows From Financing Activities:
 Payments on long-term debt..............................................           (1,818)             (713)
 Net borrowings under line-of-credit agreement...........................              900             8,097
 Contributed capital.....................................................               60                --
 Other...................................................................              299               276
                                                                                   -------           -------
      Net cash flows provided by (used in) financing activities..........             (559)            7,660
                                                                                   -------           -------

Cumulative translation adjustment impact                                               694            (5,070)
                                                                                   -------           -------

Increase (Decrease) In Cash and Cash Equivalents.........................          $  (993)          $   640
Cash and Cash Equivalents, beginning of period...........................            3,240             1,192
                                                                                   -------           -------
Cash and Cash Equivalents, end of period.................................          $ 2,247           $ 1,832
                                                                                   =======           =======


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 31, 2000, principal exposed to interest rate risk was limited to $32.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.3 million impact on the Company's results of operations.

     At March 31, 2000, approximately 18% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  Reports on Form 8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   The GSI Group, Inc.

                                   By:     /s/ Russell C. Mello
                                      ------------------------------------------
                                      Senior Vice-President - Finance,
                                      Secretary and Treasurer (Authorized
                                      Signatory and Principal Financial Officer)

                               Date:  May 5, 2000

                               INDEX TO EXHIBITS

 Exhibit
   No.                             Document Description
---------                          --------------------

   27.1             Financial Data Schedule

____________