Form 10-Q
period 2000-06-30
GSI GROUP INC
filed 2000-08-11
CIK 1050925

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------


                                   FORM 10-Q




        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 2000

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of August 4, 2000.

================================================================================

                               TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I - Financial Information
   Item 1.      Financial Statements
                   Condensed Consolidated Balance Sheets................................       3
                   Condensed Consolidated Statements of Operations......................       4
                   Condensed Consolidated Statements of Cash Flows......................       5
                   Notes to Condensed Consolidated Financial Statements.................       6
   Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                of Operations...........................................................      13

   Item 3.      Quantitative and Qualitative Disclosure About Market Risk...............      17

PART II - Other Information
   Item 1.      Legal Proceedings.......................................................      18
   Item 2.      Changes in Securities and Use of Proceeds...............................      *
   Item 3.      Defaults Upon Senior Securities.........................................      *
   Item 4.      Submission of Matters to a Vote of Security Holders.....................      *
   Item 5.      Other Information.......................................................      *
   Item 6.      Exhibits and Reports on Form 8-K........................................      18


-------------------------

* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                         June 30,         December 31,
                                  Assets                                                   2000               1999
-------------------------------------------------------------------------------          --------           --------
Current Assets:
 Cash and cash equivalents.....................................................          $  2,861           $  3,240
 Accounts receivable, net......................................................            35,738             26,433
 Inventories, net..............................................................            56,163             47,156
 Prepaids......................................................................             1,320              3,370
 Other.........................................................................             2,429              2,795
                                                                                         --------           --------
   Total current assets........................................................            98,511             82,994
                                                                                         --------           --------
Notes Receivable...............................................................                59                 59
                                                                                         --------           --------
Property, Plant and Equipment, net.............................................            49,159             48,808
                                                                                         --------           --------
Other Assets:
 Goodwill and other intangible assets, net.....................................            20,156             21,126
 Other.........................................................................             4,528              5,063
                                                                                         --------           --------
   Total other assets..........................................................            24,684             26,189
                                                                                         --------           --------
   Total assets................................................................          $172,413           $158,050
                                                                                         ========           ========

                Liabilities and  Stockholders' Deficit
-------------------------------------------------------------------------------
Current Liabilities:
 Current maturities of long-term debt..........................................          $  5,458           $  4,305
 Accounts payable..............................................................            15,799             11,012
 Current portion of deferred income taxes......................................             1,011              1,011
 Accrued expenses..............................................................            13,614             13,987
 Customer deposits.............................................................             5,121              6,667
                                                                                         --------           --------
   Total current liabilities...................................................            41,003             36,982
                                                                                         --------           --------
Long-Term Debt, less current maturities........................................           145,582            133,315
                                                                                         --------           --------
Deferred Income Taxes, less current portion....................................             1,248              1,387
                                                                                         --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,575,000 shares as of June 30,
  2000 and 1,800,000 shares as of December 31, 1999)...........................                16                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Paid-in capital...............................................................             3,006              2,939
 Accumulated other comprehensive loss (cumulative currency
  adjustment)..................................................................            (7,185)            (6,996)
 Retained earnings.............................................................            15,700             15,936
 Treasury stock, at cost, voting (5,058,652 shares as of June 30, 2000 and
  4,833,652 as of December 31, 1999)...........................................           (26,950)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)                (9)
                                                                                         --------           --------
   Total stockholders' deficit.................................................           (15,420)           (13,634)
                                                                                         --------           --------
   Total liabilities and stockholders' deficit.................................          $172,413           $158,050
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                      Three Fiscal Months            Six Fiscal Months
                                                                            Ended                          Ended
                                                                -----------------------------------------------------------
                                                                    June 30,        July 2,       June 30,        July 2,
                                                                      2000           1999           2000           1999
                                                                   ----------     ----------     ----------     ----------

Net sales......................................................    $   63,835     $   58,248     $  111,202     $  102,999

Cost of sales..................................................        48,737         45,707         85,754         81,894
Cost of sales - restructuring charges..........................            --           (100)            --            248
                                                                   ----------     ----------     ----------     ----------
   Total cost of sales.........................................        48,737         45,607         85,754         82,142

      Gross profit.............................................        15,098         12,641         25,448         20,857

Selling, general and administrative expenses...................         9,000          7,293         17,790         18,167
Amortization expense...........................................           392            304            727            634
Restructuring charges..........................................            --             --             --            669
                                                                   ----------     ----------     ----------     ----------
   Total operating expenses....................................         9,392          7,597         18,517         19,470

Operating income...............................................         5,706          5,044          6,931          1,387

Other income (expense):
   Interest expense............................................        (3,819)        (3,854)        (7,399)        (7,535)
   Other, net..................................................            29            (99)           123             54
                                                                   ----------     ----------     ----------     ----------

      Income (loss) before income taxes........................         1,916          1,091           (345)        (6,094)
                                                                   ----------     ----------     ----------     ----------

Income tax expense (benefit)...................................             2            (37)          (109)          (278)
                                                                   ----------     ----------     ----------     ----------

      Net income (loss)........................................    $    1,914     $    1,128     $     (236)    $   (5,816)
                                                                   ----------     ----------     ----------     ----------

Basic and diluted net income (loss) per share..................         $0.96          $0.56         $(0.12)        $(2.91)
                                                                   ----------     ----------     ----------     ----------

Weighted average common shares outstanding.....................     2,000,000      2,000,000      2,000,000      2,000,000
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Six Fiscal Months Ended
                                                                                      -------------------------
                                                                                      June 30,          July 2,
                                                                                        2000             1999
                                                                                      -------           -------
Cash Flows From Operating Activities:
      Net cash flows used in operating activities...........................          $(7,691)          $(3,146)
                                                                                      -------           -------

Cash Flows From Investing Activities:
 Capital expenditures.......................................................           (4,454)           (7,024)
 Proceeds from sale of fixed assets.........................................              194               398
 Payments received on notes receivable......................................               --             1,025
 Other......................................................................             (404)             (636)
                                                                                      -------           -------
      Net cash flows used in investing activities...........................           (4,664)           (6,237)
                                                                                      -------           -------

Cash Flows From Financing Activities:
 Proceeds from shareholder loan.............................................            1,000                --
 Payments on long-term debt.................................................           (2,651)           (1,509)
 Net borrowings under line-of-credit agreement..............................           14,838            11,361
 Contributed capital........................................................               65               398
 Purchase of treasury stock.................................................           (1,426)               --
 Other......................................................................              150               333
                                                                                      -------           -------
      Net cash flows provided by financing activities.......................           11,976            10,583
                                                                                      -------           -------

Increase (Decrease) In Cash and Cash Equivalents............................          $  (379)          $ 1,200
Cash and Cash Equivalents, beginning of period..............................            3,240             1,192
                                                                                      -------           -------
Cash and Cash Equivalents, end of period....................................          $ 2,861           $ 2,392
                                                                                      =======           =======

    The accompanying notes to financial statements are an integral part of these statements

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     The condensed consolidated financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's 1999 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations for the six fiscal months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the six fiscal month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.


2.   Comprehensive Income

     The components of comprehensive income (loss) for the six fiscal months presented are as follows (in thousands):

                                                                       June 30,              July 2,
                                                                         2000                  1999
                                                                   ---------------       ---------------
          Net income (loss)..................................           $(236)               $ (5,816)
          Cumulative translation adjustment..................            (189)                 (5,191)
                                                                   ---------------       ---------------
            Comprehensive loss...............................           $(425)               $(11,007)
                                                                   ===============       ===============


3.   Inventory

     The components of inventory for the periods presented are as follows (in thousands):


                                                               June 30,        December 31,
                                                                 2000              1999
                                                            -------------    --------------
               Raw materials................................      $15,950           $18,751
               Work-in-process..............................       12,508            10,500
               Finished goods...............................       27,705            17,905
                                                            -------------    --------------
               Total........................................      $56,163           $47,156
                                                            =============    ==============

4.   Supplemental Cash Flow Information

     The Company paid approximately $6.2 and $6.5 million in interest during the six fiscal months ended June 30, 2000 and July 2, 1999, respectively. The Company paid income taxes of $0.1 and $0.1 during the six fiscal months ended June 30, 2000 and July 2, 1999, respectively.


5.   Long-Term Debt

     In June 2000, a shareholder of the Company extended a loan to the Company for $1.0 million. This loan bears interest at the floating prime rate, currently 9.5%, and is payable on demand.

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of June 30, 2000.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of June 30, 2000.


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

     In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. In June 2000, the Company entered into a settlement agreement with Mr. Funk concerning a dispute about the effect of the termination and his rights as a shareholder under various agreements between him, the Company and its other shareholders. Pursuant to the settlement agreement, the Company repurchased all of the shares of the Company held by Mr. Funk for their original basis of $1.4 million. This purchase is reflected as treasury stock in the accompanying balance sheet. In addition, Mr. Funk provided the Company and Messrs. Sloan, Andrade, and Buffett with a release, and the Company and Messrs. Sloan, Andrade and Buffett provided Mr. Funk with a release.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $4.8 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $4.8 million and are expected to be collected through the year 2001.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of June 30, 2000. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2000.

7.   Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each product line. Amounts for the first two quarters of 2000 and 1999 are as shown in the table below (in thousands).

                                                          June 30,        July 2,
                                                            2000           1999
                                                          --------       --------
          Grain product line.......................       $ 65,606       $ 55,121
          Swine product line.......................         18,261         20,264
          Poultry product line.....................         27,335         27,614
                                                          --------       --------
               Net sales...........................       $111,202       $102,999
                                                          ========       ========

     For the first two quarters of 2000 and 1999, sales in Brazil were $10.4 and $9.0 million, respectively. Long-lived assets in Brazil were $4.4 million at June 30, 2000.


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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2000
                                (In thousands)

                                                  Parent           Guarantor
                                                  Company         Subsidiaries    Eliminations     Consolidated
                                                 ----------       ------------    ------------     ------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents.................... $      987       $    1,874       $       --       $    2,861
   Accounts receivable, net.....................     32,074           11,151           (7,487)          35,738
   Inventories, net.............................     42,083           18,131           (4,051)          56,163
   Other current assets.........................      5,598            1,744           (3,593)           3,749
                                                 ----------        ---------       ----------       ----------

   Total current assets.........................     80,742           32,900          (15,131)          98,511

Property, plant and equipment, net..............     37,033           12,126               --           49,159
Goodwill and other intangible assets, net.......      4,705           15,451               --           20,156
Investment in and advances to/from
   subsidiaries.................................     54,840          (19,503)         (35,337)              --
                                                 ----------        ---------       ----------       ----------

Other long-term assets..........................      4,510               77               --            4,587
                                                 ----------        ---------       ----------       ----------

   Total assets................................. $  181,830        $  41,051       $  (50,468)      $  172,413
                                                 ==========        ==========      ==========       ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt............ $    3,810        $   1,648       $       --       $    5,458
   Accounts payable.............................     13,749            9,537           (7,487)          15,799
   Accrued liabilities..........................     16,106            3,640               --           19,746
                                                 ----------        ---------       ----------       ----------
   Total current liabilities....................     33,665           14,825           (7,487)          41,003

Long-term debt..................................    144,950           13,435          (12,803)         145,582
Other long-term liabilities.....................         --            1,248               --            1,248
                                                 ----------        ---------       ----------       ----------

   Total liabilities............................    178,615           29,508          (20,290)         187,833

Stockholders' equity:
   Common stock.................................         18           23,248          (23,248)              18
   Additional paid-in capital...................      3,006              305             (305)           3,006
   Accumulated other comprehensive income.......         --           (7,185)              --           (7,185)
   Retained earnings (deficit)..................     27,150           (4,825)          (6,625)          15,700
   Treasury stock, at cost......................    (26,959)              --               --          (26,959)
                                                 ----------        ---------       ----------       ----------

   Total stockholders' equity (deficit).........      3,215           11,543          (30,178)         (15,420)
                                                 ----------        ---------       ----------       ----------

Total liabilities and stockholders' equity...... $  181,830        $  41,051       $  (50,468)      $  172,413
                                                 ==========        ==========      ==========       ==========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    THREE FISCAL MONTHS ENDED JUNE 30, 2000
                                (In thousands)

                                                  Parent           Guarantor
                                                  Company         Subsidiaries    Eliminations     Consolidated
                                                 ----------       ------------    ------------     ------------
Net sales....................................... $   52,090        $  16,369       $   (4,624)      $   63,835
Cost of sales...................................     40,022           12,820           (4,105)          48,737
                                                 ----------        ---------       ----------       ----------

  Gross profit..................................     12,068            3,549             (519)          15,098

Selling, general and administrative expenses....      5,996            3,396               --            9,392
                                                 ----------        ---------       ----------       ----------

   Operating income (loss)......................      6,072              153             (519)           5,706

Interest expense................................     (3,734)             (85)              --           (3,819)
Other income (expense)..........................         52              (23)              --               29
                                                 ----------        ---------       ----------       ----------

Income (loss) before income taxes...............      2,390               45             (519)           1,916
Provision (benefit) for income taxes............         --                2               --                2
                                                 ----------        ---------       ----------       ----------
Income (loss) before equity in income of
   consolidated subsidiaries....................      2,390               43             (519)           1,914
Equity in income of consolidated subsidiaries...         43               --              (43)              --
                                                 ----------        ---------       ----------       ----------

Net income (loss)............................... $    2,433        $      43       $     (562)      $    1,914
                                                 ==========        ==========      ==========       ==========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     SIX FISCAL MONTHS ENDED JUNE 30, 2000
                                (In thousands)

                                                  Parent           Guarantor
                                                  Company         Subsidiaries    Eliminations     Consolidated
                                                 ----------       ------------    ------------     ------------
Net sales....................................... $   90,650        $   28,619      $   (8,067)      $  111,202
Cost of sales...................................     69,687            22,396          (6,329)          85,754
                                                 ----------        ---------       ----------       ----------

   Gross profit.................................     20,963            6,223           (1,738)          25,448

Selling, general and administrative expenses....     12,177            6,340               --           18,517
                                                 ----------        ---------       ----------       ----------

   Operating income (loss)......................      8,786             (117)          (1,738)           6,931

Interest expense................................     (7,206)            (193)              --           (7,399)
Other income (expense)..........................         31               92               --              123
                                                 ----------        ---------       ----------       ----------

Income (loss) before income taxes...............      1,611             (218)          (1,738)            (345)
Provision (benefit) for income taxes............          8             (117)               --            (109)
                                                 ----------        ---------       ----------       ----------
Income (loss) before equity in income of
   consolidated subsidiaries....................      1,603             (101)          (1,738)            (236)
Equity in income of consolidated subsidiaries...       (101)              --              101               --
                                                 ----------        ---------       ----------       ----------

Net income (loss)............................... $    1,502        $    (101)      $   (1,637)      $     (236)
                                                 ==========        ==========      ==========       ==========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX FISCAL MONTHS ENDED JUNE 30, 2000
                                (In thousands)

                                                  Parent           Guarantor
                                                  Company         Subsidiaries    Eliminations     Consolidated
                                                 ----------       ------------    ------------     ------------
Cash flows from operating activities............ $   (9,427)       $   1,736       $       --       $   (7,691)
                                                 ----------        ---------       ----------       ----------

Cash flows from investing activities:
   Capital expenditures.........................     (3,954)            (500)              --           (4,454)
   Other........................................       (257)              47               --             (210)
                                                 ----------        ---------       ----------       ----------

   Net cash provided by (used in) investing
   Activities...................................     (4,211)            (453)              --           (4,664)
                                                 ----------        ---------       ----------       ----------

Cash flows from financing activities:
   Net borrowings (payments) on debt............     15,287           (2,100)              --           13,187
   Other........................................       (877)            (334)              --           (1,211)
                                                 ----------        ---------       ----------       ----------

   Net cash provided by (used in) financing
   activities...................................     14,410           (2,434)              --           11,976
                                                 ----------        ---------       ----------       ----------

Change in cash and cash equivalents.............        772           (1,151)              --             (379)
                                                 ----------        ---------       ----------       ----------

Cash and cash equivalents, beginning of period..        215            3,025               --            3,240
                                                 ----------        ---------       ----------       ----------

Cash and cash equivalents, end of period........ $      987        $   1,874               --       $    2,861
                                                 ==========        ==========      ==========       ==========

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

     In response to the raw material price increases that occurred during the end of 1999, the Company has raised or will raise the selling price on a large portion of its product offering. Affected products include all of the swine feed storage, feed delivery, watering, and ventilation systems under the AP(TM) brand name and all of the poultry feed storage, feed delivery, watering, ventilation, and nesting systems under the Cumberland(R) brand name. The price increase will also affect all tower drying systems, grain storage bins, and grain handling systems under the GSI(R) brand name. These significant price increases will be effective during the second and third quarters of 2000.

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first half of 2000 and 1999, the Company's international sales accounted for 32% and 34% of net sales, respectively. Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for the Company's Brazilian operation), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

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

     In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. In June 2000, the Company entered into a settlement agreement with Mr. Funk concerning a dispute about the effect of the termination and his rights as a shareholder under various agreements between him, the Company and its other shareholders. Pursuant to the settlement agreement, the Company repurchased all of the shares of the Company held by Mr. Funk for their original basis. In addition, Mr. Funk provided the Company and Messrs. Sloan, Andrade, and Buffett with a release, and the Company and Messrs. Sloan, Andrade and Buffett provided Mr. Funk with a release.


Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended July 2, 1999

     Net sales increased 9.6% or $5.6 million to $63.8 million in the second quarter of 2000 compared to $58.2 million in the second quarter of 1999. This increase was driven by increased demand for grain equipment caused by a successful early-order program and increased export activity. Swine equipment sales decreased due to continued weak demand and poultry equipment sales decreased slightly due to relatively flat domestic market conditions.

     Gross profit increased to $15.1 million in the second quarter of 2000 or 23.7% of net sales from $12.6 million or 21.7% of net sales in the same period of 1999. This increase was a result of increased sales in the second quarter of 2000 and the success of cost containment measures.

     Operating expenses increased 23.6% or $1.8 million to $9.4 million in the second quarter of 2000 from $7.6 million in the same period of 1999. This increase was primarily due to the increase in the doubtful account reserve in recognition of the weaker agricultural market and a change in compensation structure for the Company's employees.

     Operating income increased 13.1% from $5.0 million in the second quarter of 1999 to $5.7 million in the second quarter of 2000. This increase was attributable to the increase in sales and increased margins partially offset by an increase in operating expenses.

     Interest expense was essentially flat for the second quarter of 2000 as compared to the second quarter of 1999.

     Net income increased $0.8 million to $1.9 million for the second quarter of 2000 from $1.1 million in the same period of 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended July 2, 1999

     Net sales increased 8.0% or $8.2 million to $111.2 million in the first half of 2000 from $103.0 million in the same period of 1999. This increase was primarily driven by increased demand for grain equipment caused by a successful early-order program and increased export activity. The swine and poultry equipment sales decreased due to continued weak domestic demand. Swine equipment sales decreased due to continued weak demand and poultry equipment sales decreased slightly due to relatively flat domestic market conditions.

     Gross profit increased to $25.4 million in the first half of 2000 or 22.9% of net sales from $20.9 million or 20.3% of net sales in the same period of 1999. This increase was caused by increased sales, the absence of a low-margin international project, the absence of restructuring charges and reduced expenses related to cost containment measures.

     Operating expenses decreased 4.9% or $1.0 million to $18.5 million in the first half of 2000 from $19.5 million in the same period of 1999. This decrease was primarily due to the reduction in staffing which was a significant part of the restructuring program in 1999. This decrease was partially offset by the increase in the doubtful account reserve in recognition of the weaker agricultural market and a change in compensation structure for the Company's employees.

     Operating income increased from $1.4 million in the first half of 1999 to $6.9 million in the same period of 2000. This increase was attributable to the increase in sales, improved margins and reduced operating expenses.

     Interest expense was essentially flat for the first half of 2000 as compared to the first half of 1999.

     Net loss improved from $5.8 million in the first half of 1999 to a net loss of $0.2 million in the same period of 2000.


Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     As of June 30, 2000, the Company had $57.5 million of working capital, an increase of $11.5 million from working capital as of December 31, 1999. The increase in working capital was primarily due to increases in inventory and accounts receivable, partially offset by increased accounts payable and accrued payroll expenses.

     Operating activities used $7.7 million and $3.1 million in cash flow in the first half of 2000 and 1999, respectively. This $4.5 million decrease in cash flow was primarily the result of increases in accounts receivable and inventories of $12.4 million, partially offset by an increase in net income and accrued expenses of $7.9 million compared to the first half of 1999.

     Cash used in investing activities in the first half of 2000 was $4.7 million. The cash was used primarily for machinery and equipment purchases. Cash used in investing activities in the first half of 1999 was $6.2 million. The cash was used primarily for machinery and equipment purchases partially offset by payments received on notes receivable.

     Financing activities provided $12.0 and $10.6 million in cash flow in the first half of 2000 and 1999, respectively. Cash provided in the first half of 2000 consisted primarily of $14.8 million from net borrowings under the Company's credit facility, partially offset by payments on long-term debt of $2.7 million. Cash provided by financing activities in the first half of 1999 consisted primarily of $11.4 million from net borrowings under the credit facility.

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

                                                                                   Six Fiscal Months Ended
                                                                                  --------------------------
                                                                                  June 30,          July 2,
                                                                                    2000              1999
                                                                                   -------           -------
Cash Flows From Operating Activities:
     Net cash flows provided by operating activities.....................          $(7,890)          $  (259)
                                                                                   -------           -------

Cash Flows From Investing Activities:
   Capital expenditures..................................................           (4,481)           (5,011)
   Proceeds from sale of fixed assets....................................              194               398
   Payments received on notes receivable.................................               --             1,025
   Other.................................................................               11              (345)
                                                                                   -------           -------
     Net cash flows used in investing activi ies.........................           (4,276)           (3,933)
                                                                                   -------           -------

Cash Flows From Financing Activities:
   Proceeds from shareholder loan........................................            1,000                --
   Payments on long-term debt............................................           (2,651)           (1,509)
   Net borrowings under line-of-credit agreement.........................           14,838            11,361
   Contributed capital...................................................               65               398
   Purchase of treasury stock............................................           (1,426)               --
   Other.................................................................              150               333
                                                                                   -------           -------
      Net cash flows provided by (used in) financing activities..........           11,976            10,583
                                                                                   -------           -------

Cumulative translation adjustment impact                                              (189)           (5,191)
                                                                                   -------           -------

Increase (Decrease) In Cash and Cash Equivalents.........................          $  (379)          $ 1,200
Cash and Cash Equivalents, beginning of period...........................            3,240             1,192
                                                                                   -------           -------
Cash and Cash Equivalents, end of period.................................          $ 2,861           $ 2,392
                                                                                   =======           =======


Inflation

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.


Forward-Looking Statements

     Certain statements contained in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such statements, and such statements should not be regarded as a representation that the stated objectives will be achieved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At June 30, 2000, principal exposed to interest rate risk was limited to $47.0 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.5 million impact on the Company's results of operations.

     At June 30, 2000, approximately 17% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  Reports on Form 8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  The GSI Group, Inc.

                                  By:  /s/ Russell C. Mello
                                     -------------------------------------------
                                     Senior Vice-President - Finance,
                                     Secretary and Treasurer (Authorized
                                     Signatory and Principal Financial Officer)

                               Date:  May 5, 2000

                               INDEX TO EXHIBITS

Exhibit
  No.                            Document Description
-------                          --------------------

 10.1 Settlement and Release of Claims by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, Howard G. Buffett, and John W. Funk

 27.1     Financial Data Schedule

----------