Form 10-Q
period 2000-09-30
GSI GROUP INC
filed 2000-11-20
CIK 1050925

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

               For the Quarterly Period Ended September 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of November 13, 2000.

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



--------
* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                         September 29,      December 31,
                                  Assets                                                      2000               1999
----------------------------------------------------------------------------------        --------           --------
Current Assets:
  Cash and cash equivalents.......................................................        $  3,262           $  3,240
  Accounts receivable, net........................................................          39,947             26,433
  Inventories, net................................................................          53,037             47,156
  Prepaids........................................................................             698              3,370
  Other...........................................................................           3,449              2,795
                                                                                          --------           --------
    Total current assets..........................................................         100,393             82,994
                                                                                          --------           --------
Notes Receivable..................................................................              59                 59
                                                                                          --------           --------
Property, Plant and Equipment, net................................................          48,579             48,808
                                                                                          --------           --------
Other Assets:
  Goodwill and other intangible assets, net.......................................          19,514             21,126
  Other...........................................................................           4,491              5,063
                                                                                          --------           --------
       Total other assets.........................................................          24,005             26,189
                                                                                          --------           --------
       Total assets...............................................................        $173,036           $158,050
                                                                                          ========           ========

                      Liabilities and  Stockholders' Deficit
----------------------------------------------------------------------------------
Current Liabilities:
  Current maturities of long-term debt............................................        $  5,233           $  4,305
  Accounts payable................................................................          17,894             11,012
  Payroll and payroll related expenses............................................           4,091              2,942
  Accrued interest................................................................           4,573              1,899
  Current portion of deferred income taxes........................................           1,011              1,011
  Other accrued expenses..........................................................           8,094              9,146
  Customer deposits...............................................................           4,752              6,667
                                                                                          --------           --------
       Total current liabilities..................................................          45,648             36,982
                                                                                          --------           --------
Long-Term Debt, less current maturities...........................................         134,464            133,315
                                                                                          --------           --------
Deferred Income Taxes, less current portion.......................................           1,178              1,387
                                                                                          --------           --------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares as of September 29,
    2000 and 1,800,000 shares as of December 31, 1999)............................              16                 18
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares)..........................               2                  2
  Paid-in capital.................................................................           3,006              2,939
  Accumulated other comprehensive loss (cumulative currency
    adjustment)...................................................................          (7,199)            (6,996)
  Retained earnings...............................................................          22,880             15,936
  Treasury stock, at cost, voting (5,058,652 shares as of September 29,
    2000 and 4,833,652 as of December 31, 1999)...................................         (26,950)           (25,524)
  Treasury stock, at cost, nonvoting (859,316 shares).............................              (9)                (9)
                                                                                          --------           --------
        Total stockholders' deficit...............................................          (8,254)           (13,634)
                                                                                          --------           --------
        Total liabilities and stockholders' deficit...............................        $173,036           $158,050
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

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                      Three Fiscal Months           Nine Fiscal Months
                                                                            Ended                        Ended
                                                                   -------------------------------------------------------
                                                                       Sept 29,        Oct 1,        Sept 29,        Oct 1,
                                                                         2000           1999           2000           1999
                                                                   ----------     ----------     ----------     ----------

Net sales......................................................    $   80,586     $   77,050     $  191,788     $  180,049

Cost of sales..................................................        56,579         59,051        142,333        140,945
Cost of sales - restructuring charges..........................            --             --             --            248
                                                                   ----------     ----------     ----------     ----------
      Total cost of sales......................................        56,579         59,051        142,333        141,193

          Gross profit.........................................        24,007         17,999         49,455         38,856

Selling, general and administrative expenses...................        10,061          8,932         27,851         27,099
Amortization expense...........................................           449            439          1,176          1,073
Restructuring charges..........................................            --             --             --            669
                                                                   ----------     ----------     ----------     ----------
      Total operating expenses.................................        10,510          9,371         29,027         28,841

Operating income...............................................        13,497          8,628         20,428         10,015

Other income (expense):
    Interest expense...........................................        (3,855)        (3,745)       (11,254)       (11,280)
    Other, net.................................................           (42)           296             81            350
                                                                   ----------     ----------     ----------     ----------

          Income (loss) before income taxes....................         9,600          5,179          9,255           (915)
                                                                   ----------     ----------     ----------     ----------

Income tax expense (benefit)...................................           558            177            449           (101)
                                                                   ----------     ----------     ----------     ----------

          Net income (loss)....................................    $    9,042     $    5,002     $    8,806     $     (814)
                                                                   ----------     ----------     ----------     ----------

Basic and diluted net income (loss) per share..................    $     5.09     $     2.50     $     4.62     $    (0.41)
                                                                   ----------     ----------     ----------     ----------

Weighted average common shares outstanding.....................     1,775,000      2,000,000      1,905,699      2,000,000
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

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                    Nine Fiscal Months Ended
                                                                                   ----------------------------
                                                                                      Sept 29,           Oct 1,
                                                                                         2000             1999
                                                                                       ------            -----
Cash Flows From Operating Activities:
 Net income (loss)..........................................................         $  8,806           $  (814)
 Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
   Depreciation and amortization............................................            6,754             5,242
   Amortization of deferred financing costs.................................              547               530
   Loss (gain) on sale of assets............................................              133              (121)
   Deferred taxes...........................................................             (209)             (210)
   Changes in assets and liabilities:
     Account receivable.....................................................          (13,248)           (3,322)
     Inventories............................................................           (6,131)            6,321
     Other current assets...................................................            2,013             2,637
     Accounts payable, accrued expenses and other liabilities...............            7,895            (1,525)
                                                                                      -------            ------
      Net cash flows provided by operating activities.......................         $  6,560           $ 8,738
                                                                                      -------           -------


Cash Flows From Investing Activities:
 Capital expenditures.......................................................           (5,881)           (8,434)
 Proceeds from sale of fixed assets.........................................              290               405
 Payments received on notes receivable......................................               --             1,025
 Other......................................................................              323              (875)
                                                                                      -------           -------
      Net cash flows used in investing activities...........................           (5,268)           (7,879)
                                                                                      -------           -------

Cash Flows From Financing Activities:
 Proceeds from shareholder loan.............................................            1,540                --
 Payments on long-term debt.................................................           (3,417)           (1,657)
 Net borrowings under line-of-credit agreement..............................            3,606             2,000
 Contributed capital........................................................               65               462
 Purchase of treasury stock.................................................           (1,426)               --
 Dividends..................................................................           (1,862)               --
 Other......................................................................              224               401
                                                                                      -------           -------
      Net cash flows (used in) provided by financing activities.............           (1,270)            1,206
                                                                                      -------           -------

Increase In Cash and Cash Equivalents.......................................         $     22           $ 2,065
Cash and Cash Equivalents, beginning of period..............................            3,240             1,192
                                                                                      -------           -------
Cash and Cash Equivalents, end of period....................................         $  3,262           $ 3,257
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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2000 and the results of operations for the nine fiscal months ended September 29, 2000 and cash flows for the nine fiscal months ended September 29, 2000. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the nine fiscal month period ended September 29, 2000 are not necessarily indicative of the operating results for the full year.


2.  Recent Accounting Pronouncement

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's financial condition or results of operations.


3.  Comprehensive Income

     The components of comprehensive income (loss) for the nine fiscal months presented are as follows (in thousands):

                                                                  September 29,       October 1,
                                                                      2000              1999
                                                                  ------------        ---------
          Net income (loss)..................................           $8,806          $  (814)
          Cumulative translation adjustment..................             (203)          (5,995)
                                                                  ------------        ---------
            Comprehensive income (loss)......................           $8,603          $(6,809)
                                                                  ============       ==========

4.  Inventory

     The components of inventory for the periods presented are as follows (in thousands):

                                                               September 29,      December 31,
                                                                    2000              1999
                                                               ------------      ------------

               Raw materials................................        $18,563           $18,751
               Work-in-process..............................          9,016            10,500
               Finished goods...............................         25,458            17,905
                                                               ------------      ------------
                  Total.....................................        $53,037           $47,156
                                                               ============      ============



5.  Supplemental Cash Flow Information

     The Company paid approximately $7.8 and $7.6 million in interest during the nine fiscal months ended September 29, 2000 and October 1, 1999, respectively. The Company paid income taxes of $0.1 during the nine fiscal months ended September 29, 2000 and October 1, 1999.



6.  Long-Term Debt

     In June 2000, a shareholder of the Company extended a loan to the Company for $1.5 million. This loan bears interest at the floating prime rate, currently 9.5%, and is payable on demand and included in current maturities of long-term debt in the accompanying Condensed Consolidated Balance Sheets.

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of September 29, 2000.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of September 29, 2000.



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

     In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. In June 2000, the Company entered into a settlement agreement with Mr. Funk concerning a dispute about the effect of the termination and his rights as a shareholder under various agreements between him, the Company and its other shareholders. Pursuant to the settlement agreement, the Company repurchased all of the shares of the Company held by Mr. Funk for their original basis of $1.4 million. This purchase is reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets. In addition, Mr. Funk provided the Company and Messrs. Sloan, Andrade, and Buffett with a release, and the Company and Messrs. Sloan, Andrade and Buffett provided Mr. Funk with a release.

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

     The Company has an operating lease agreement that requires the Company to maintain a specified senior debt to EBITDA ratio, tangible net worth and level of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of September 29, 2000. The Company also has lease agreements collateralized by a letter of credit of $2.0 million that expires on October 15, 2001.



8.  Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports net sales by each product line. Amounts for the first nine fiscal months of 2000 and 1999 are as shown in the table below (in thousands).

                                             September 29,     October 1,

                                                   2000           1999
                                                   ----           ----
        Grain product line................       $120,953       $107,500
        Swine product line................         29,680         30,527
        Poultry product line..............         41,155         42,022
                                                 --------       --------
           Net sales......................       $191,788       $180,049
                                                 ========       ========

     For the first nine fiscal months of 2000 and 1999, sales in Brazil were $15.6 and $13.6 million, respectively. Long-lived assets in Brazil were $4.2 million at September 29, 2000.



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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 29, 2000
                                (In thousands)

                                                 Parent            Guarantor
                                                Commpany          Susidiaries            Eliminations     Consolidated
                                                              ASSETS
Current assets:
  Cash and cash equivalents..................    $    304         $  2,958                $     --          $  3,262
  Accounts receivable, net...................      33,648           13,297                  (6,998)           39,947
  Inventories, net...........................      39,043           16,426                  (2,432)           53,037
  Other current net..........................       3,000            1,147                      --             4,147
                                                 --------         --------                --------          --------
  Total current assets.......................      75,995           33,828                  (9,430)          100,393
Property, plant and equipment, net...........      36,672           11,907                      --            48,579
Goodwill and other intangible assets, net....       4,550           14,964                      --            19,514
Investment in and advances to/from
  subsidiaries...............................      56,341          (19,629)                (36,712)               --
Other long-term assets.......................       4,485               65                      --             4,550
                                                 --------          -------                --------          --------
  Total assets...............................    $178,043          $41,135                $(46,142)         $173,036
                                                 ========          =======                ========          ========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt.........     $  3,676         $  1,557                $     --          $  5,233
  Accounts payable...........................      16,170            8,722                  (6,998)           17,894
  Accrued liabilities........................      18,333            4,188                      --            22,521
                                                 --------         --------                --------          --------
  Total current liabilities..................      38,179           14,467                  (6,998)           45,648
Long-term debt...............................     130,568           12,862                  (8,966)          134,464
Other long-term liabilities..................          --            1,178                      --             1,178
                                                 --------         --------                --------          --------
  Total liabilities..........................     168,747           28,507                 (15,964)          181,290
Stockholders' equity (deficit):
  Common stock...............................          18           23,248                 (23,248)               18
  Additional paid-in capital.................       3,006              305                    (305)            3,006
  Accumulated other comprehensive income.....          --           (7,199)                     --            (7,199)
  Retained earnings (deficit)................      33,231           (3,726)                 (6,625)           22,880
  Treasury stock, at cost....................     (26,959)              --                      --           (26,959)
                                                 --------         --------                --------          --------
  Total stockholders' equity (deficit).......       9,296           12,628                 (30,178)           (8,254)
                                                 --------         --------                --------          --------
Total liabilities and stockholders' equity...    $178,043         $ 41,135                $(46,142)         $173,036
                                                 ========         ========                ========          ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE FISCAL MONTHS ENDED SEPTEMBER 29, 2000
                                (In thousands)

                                                         Parent          Guarantor
                                                        Company        Subsidiaries        Eliminations       Consolidated
                                                      ----------       ------------        ------------       ------------
Net sales..........................................    $63,669             $21,186           $(4,269)            $80,586
Cost of sales......................................     46,844              15,449            (5,714)             56,579
                                                       -------             -------           -------             -------
  Gross profit.....................................     16,825               5,737             1,445              24,007
Selling, general and administrative expenses.......      6,392               4,118                --              10,510
                                                       -------             -------           -------             -------
  Operating  income................................     10,433               1,619             1,445              13,497
Interest expense...................................     (3,783)                (72)               --              (3,855)
Other income (expense).............................       (160)                118                --                 (42)
                                                       -------             -------           -------             -------
Income before income taxes.........................      6,490               1,665             1,445               9,600
Provision (benefit) for income taxes...............         (8)                566                --                 558
                                                       -------             -------           -------             -------
Income before equity in income of
  consolidated subsidiaries........................      6,498               1,099             1,445               9,042
Equity in income of consolidated subsidiaries......      1,099                  --            (1,099)                 --
                                                       -------             -------           -------             -------
Net income.........................................    $ 7,597             $ 1,099           $   346             $ 9,042
                                                       =======             =======           =======             =======


         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  NINE FISCAL MONTHS ENDED SEPTEMBER 29, 2000
                                (In thousands)

                                                       Parent        Guarantor
                                                       Company      Subsidiaries     Eliminations     Consolidated
                                                       --------     ------------     ------------     ------------
Net sales..........................................    $154,319        $49,805         $(12,336)        $191,788
Cost of sales......................................     116,531         37,845          (12,043)         142,333
                                                       --------        -------         --------         --------
    Gross profit...................................      37,788         11,960             (293)          49,455
Selling, general and administrative expenses.......      18,569         10,458               --           29,027
                                                       --------        -------         --------         --------
    Operating income (loss)........................      19,219          1,502             (293)          20,428
Interest expense...................................     (10,989)          (265)              --          (11,254)
Other income (expense).............................        (129)           210               --               81
                                                       --------        -------         --------         --------
Income (loss) before income taxes..................       8,101          1,447             (293)           9,255
Provision for income taxes.........................          --            449               --              449
                                                       --------        -------         --------         --------
Income (loss) before equity in income of
    consolidated subsidiaries......................       8,101            998             (293)           8,806
Equity in income of consolidated subsidiaries......         998             --             (998)              --
                                                       --------        -------         --------         --------
Net income (loss)..................................    $  9,099        $   998         $ (1,291)        $  8,806
                                                       ========        =======         ========         ========

                             SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     NINE FISCAL MONTHS ENDED SEPTEMBER 29, 2000
                                                   (In thousands)

                                                      Parent        Guarantor
                                                      Company      Subsidiaries      Eliminations     Consolidated
                                                      -------      ------------      ------------     ------------
Cash flows from operating activities.............     $ 2,939          $ 3,621           $    --          $ 6,560
                                                      -------          -------           -------          -------
Cash flows from investing activities:
  Capital expenditures...........................      (5,128)            (753)               --           (5,881)
  Other..........................................         651              (38)               --              613
                                                      -------          -------           -------          -------
  Net cash used in investing
  Activities.....................................      (4,477)            (791)               --           (5,268)
                                                      -------          -------           -------          -------

Cash flows from financing activities:
  Net borrowings (payments) on debt..............       4,493           (2,764)               --            1,729
  Other..........................................      (2,866)            (133)               --           (2,999)
                                                      -------          -------           -------          -------
  Net cash provided by (used in) financing
  activities.....................................       1,627           (2,897)               --           (1,270)
                                                      -------          -------           -------          -------

Change in cash and cash equivalents..............          89              (67)               --               22

Cash and cash equivalents, beginning of period...         215            3,025                --            3,240
                                                      -------          -------           -------          -------
Cash and cash equivalents, end of period.........     $   304          $ 2,958           $    --          $ 3,262
                                                      =======          =======           =======          =======

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

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. The Company expects slight decreases in pricing for these materials in 2001. There can be no assurances that prices for these materials will not increase in the future.

     In response to the raw material price increases that occurred during the end of 1999, the Company raised the selling price on a large portion of its product offering in the second and third quarters of 2000. Affected products include all of the swine feed storage, feed delivery, watering, and ventilation systems under the AP(TM) brand name and all of the poultry feed storage, feed delivery, watering, ventilation, and nesting systems under the Cumberland(R) brand name. The price increase also affected all tower drying systems, grain storage bins, and grain handling systems under the GSI(R) brand name.

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first three quarters of 2000 and 1999, the Company's international sales accounted for 28% of net sales. Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for the Company's Brazilian operation), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

Results of Operations

Three Months Ended September 29, 2000 Compared to Three Months Ended October 1, 1999

     Net sales increased 4.6% or $3.5 million to $80.6 million in the third quarter of 2000 compared to $77.1 million in the third quarter of 1999. This increase was driven by increased demand for grain equipment caused by a strong harvest and increased prices. Swine equipment sales decreased due to continued weak demand and poultry equipment sales decreased slightly due to relatively flat domestic market conditions.

     Gross profit increased to $24.0 million in the third quarter of 2000 or 29.8% of net sales from $18.0 million or 23.4% of net sales in the same period of 1999. This increase was a result of increased sales and price increases in the third quarter of 2000 and the success of cost containment measures related to plant shut-downs at the end of the third quarter of 1999.

     Operating expenses increased 12.2% or $1.1 million to $10.5 million in the third quarter of 2000 from $9.4 million in the same period of 1999. This increase was primarily due to a change in compensation structure for the Company's employees.

     Operating income increased 56.4% from $8.6 million in the third quarter of 1999 to $13.5 million in the third quarter of 2000. This increase was attributable to the increase in sales and increased margins partially offset by an increase in operating expenses.

     Interest expense was essentially flat for the third quarter of 2000 as compared to the third quarter of 1999.

     Net income increased $4.0 million to $9.0 million for the third quarter of 2000 from $5.0 million in the same period of 1999.


Nine Months Ended September 29, 2000 Compared to Nine Months Ended October 1,
1999

     Net sales increased 6.5% or $11.7 million to $191.8 million in the first three quarters of 2000 from $180.0 million in the same period of 1999. This increase was primarily driven by increased demand for grain equipment caused by a successful early-order program, increased export activity, a strong harvest and price increases. The swine and poultry equipment sales decreased due to continued weak domestic demand.

     Gross profit increased to $49.5 million in the first three quarters of 2000 or 25.8% of net sales from $38.9 million or 21.6% of net sales in the same period of 1999. This increase was caused by increased sales, increased prices, the absence of a low-margin international project, the absence of restructuring charges and reduced expenses related to cost containment measures related to plant shut-downs at the end of the third quarter of 1999.

     Operating expenses increased 0.6% or $0.2 million to $29.0 million in the first three quarters of 2000 from $28.8 million in the same period of 1999. This increase was primarily due to a change in compensation structure for the Company's employees and the increase in the doubtful account reserve in recognition of the weaker agricultural market. This increase was partially offset by the reduction in staffing which was a significant part of the restructuring program in 1999.

     Operating income increased from $10.0 million in the first three quarters of 1999 to $20.4 million in the same period of 2000. This increase was attributable to the increase in sales and improved margins.

     Interest expense was essentially flat for the first three quarters of 2000 as compared to the first three quarters of 1999.

     Net income improved to $8.8 million in the first three quarters of 2000 from a $0.8 million loss in the same period of 1999.


Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     As of September 29, 2000, the Company had $54.7 million of working capital, an increase of $8.7 million from working capital as of December 31, 1999. The increase in working capital was primarily due to increases in inventory and accounts receivable, partially offset by increased accounts payable, accrued payroll expenses and accrued interest.

     Operating activities provided $6.6 million and $8.7 million in cash flow in the first three quarters of 2000 and 1999, respectively. This $2.2 million decrease in cash flow was primarily the result of increases in accounts receivable and inventories of $22.4 million, partially offset by a decrease in other current assets and an increase in net income, accounts payable and accrued expenses of $20.6 million compared to the first three quarters of 1999.

     Cash used in investing activities in the first three quarters of 2000 was $5.3 million. The cash was used primarily for machinery and equipment purchases. Cash used in investing activities in the first three quarters of 1999 was $7.9 million. The cash was used primarily for machinery and equipment purchases partially offset by payments received on notes receivable.

     Financing activities used $1.3 in the first three quarters of 2000 and provided $1.2 million in cash flow in the same period of 1999. Cash used in the first three quarters of 2000 consisted primarily of $5.3 million from payments on long-term debt and dividends, partially offset by net borrowings under the Company's credit facility $3.6 million. Cash provided by financing activities in the first three quarters of 1999 consisted primarily of $2.0 million from net borrowings under the credit facility.

     The Company believes that existing cash, cash flow from operations and available borrowings under the credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the next six to seven years.

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

                                                                    Nine Fiscal Months Ended
                                                                    -------------------------
                                                                    Sept 29,           Oct 1,
                                                                       2000            1999
                                                                       ----            ----
Cash Flows From Operating Activities:
  Net cash flows provided by operating activities...............     $ 6,876         $11,967
                                                                     -------         -------

Cash Flows From Investing Activities:
  Capital expenditures..........................................      (5,773)         (5,866)
  Proceeds from sale of fixed assets............................         290             405
  Payments received on notes receivable.........................          --           1,025
  Other.........................................................         102            (677)
                                                                     -------         -------
    Net cash flows used in investing activities.................      (5,381)         (5,113)
                                                                     -------         -------

Cash Flows From Financing Activities:
  Proceeds from shareholder loan................................       1,540              --
  Payments on long-term debt....................................      (3,417)         (1,657)
  Net borrowings under line-of-credit agreement.................       3,606           2,000
  Contributed capital...........................................          65             462
  Purchase of treasury stock....................................      (1,426)             --
  Dividends.....................................................      (1,862)             --
  Other.........................................................         224             401
                                                                     -------         -------
    Net cash flows (used in) provided by financing activities...      (1,270)          1,206
                                                                     -------         -------

Cumulative translation adjustment impact........................        (203)         (5,995)
                                                                     -------         -------

Increase In Cash and Cash Equivalents...........................     $    22         $ 2,065
Cash and Cash Equivalents, beginning of period..................       3,240           1,192
                                                                     -------         -------
Cash and Cash Equivalents, end of period........................     $ 3,262         $ 3,257
                                                                     =======         =======




Inflation

  The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.



Forward-Looking Statements

  This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." This report contains forward-looking statements regarding the Company's future sales of swine equipment, overall results of operations and financial condition and pricing of raw materials. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such statements, including general economic conditions and consumer preferences that are outside of our control. Such statements should not be regarded as a representation that the stated objectives will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 29, 2000, principal exposed to interest rate risk was limited to $35.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At September 29, 2000, approximately 15% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  Reports on Form 8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended September 29, 2000.

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

                           Date:  November 13, 2000

                               INDEX TO EXHIBITS


 Exhibit
   No.                       Document Description
 -------

   27.1   Financial Data Schedule
 _______