Form 10-K405
period 2000-12-31
GSI GROUP INC
filed 2001-03-16
CIK 1050925

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

                  For the Fiscal Year Ended December 31, 2000

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

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of March 1, 2001.


                   Documents Incorporated by Reference:  None

================================================================================

                               TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I

   Item 1.   Business.......................................................................    3
   Item 2.   Properties.....................................................................    9
   Item 3.   Legal Proceedings..............................................................   10
   Item 4.   Submission of Matters to a Vote of Security Holders............................   10

PART II
   Item 5.   Market for the Registrant's Common Equity and Related Stockholder                 11
             Matters........................................................................
   Item 6.   Selected Financial Data........................................................   12
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations..................................................................   13

   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk......................   17
   Item 8.   Financial Statements and Supplementary Data....................................   18
   Item 9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................................   45


PART III
   Item 10.  Directors and Executive Officers of the Registrant.............................   45
   Item 11.  Executive Compensation.........................................................   46
   Item 12.  Security Ownership of Certain Beneficial Owners and Management.................   47
   Item 13.  Certain Relationships and Related Transactions.................................   48

PART IV
   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................   49

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


General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting and incubation systems. The Company markets its agricultural products in approximately 75 countries through a network of over 2,000 independent dealers to grain, swine and poultry producers primarily under its GSI, DMC, AP and Cumberland brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

     The primary users of the Company's grain storage, drying and handling products are farm operators or commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc., that operate feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, drying and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering. The Company's feeding and ventilation systems are used primarily by growers that raise swine and poultry, typically on a contract basis for large integrators such as Perdue Farms Incorporated and Tyson Foods, Inc. In the swine industry however, there is a significant portion of the industry that is not integrated at this time that is also served. Because swine and poultry growers are always concerned about the efficiency of their operations, especially where it relates to feed, they seek to purchase systems which minimize the feed-to-meat ratio. As a result of its proprietary designs, the Company believes that its swine and poultry systems are the most effective in the industry in serving this customer objective.

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


Company Strengths

     Market Leader. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation, nesting and incubation systems.

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

     Brand Name Recognition and Reputation for Quality Products and Service. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI, DMC, AP and Cumberland brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

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

     Company Operated and Owned by Experienced Management Team. The Company is led by an experienced management team, the members of which have worked in the agricultural products industry for an aggregate of 161 years. Craig Sloan, a founder and the Chief Executive Officer of the Company, and each of the other members of the Company's senior management team have invested in the Company and together own the majority of its common stock. The Company believes that the agricultural expertise of its management team, coupled with the corporate culture promoted by a management-owned company, permit it to establish strong customer relationships and respond quickly to market opportunities.


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

     Reduce Expenses and Improve Profitability. The Company focuses on improving its financial performance by reducing non-strategic expenses and streamlining the processes at all levels of its organization.


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

     Demand for grain and the required infrastructure for grain storage, drying and handling is driven by several factors, including the need for grain for worldwide production of meat protein and cereals. The Company believes that less functionally sophisticated and efficient grain storage facilities located outside the U.S. and Western Europe, which experience higher levels of grain spoilage and loss, are over time likely to be replaced by more modern equipment. The Company also believes that these dynamics will continue to support domestic and international demand for the Company's grain storage, drying and handling systems.

     Demand for the Company's swine and poultry feeding equipment and feed storage and delivery systems is impacted by the rate of economic and population growth occurring in international markets. As disposable incomes increase in these international markets, consumers have in the past and should in the future devote larger portions of their income to improved and higher protein-based diets. In the past, this trend has stimulated stronger demand for meat, specifically poultry and pork, as these meats provide more cost-effective sources of animal protein than beef.

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

Products

     The Company manufactures and markets (i) grain storage bins and related drying and handling equipment systems, (ii) swine feed storage, feed delivery, confinement and ventilation systems and (iii) poultry feed storage, feed delivery, watering, ventilation, nesting and incubation systems. The Company offers a broad range of products that permits customers to purchase their grain, swine and poultry production equipment needs from one supplier. The Company believes that its ability to offer integrated systems provides it with a competitive advantage by enabling producers to purchase complete, integrated production systems from a single distributor who can offer high-quality installation and service.

  Grain Product Line

     The Company's grain equipment consists of the following products:

     Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of up to 710,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI brand name. The Company's grain storage bins are manufactured using high-yield, high tensile, galvanized steel and are assembled with high strength, galvanized bolts and anchor brackets. The Company's grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity. The Company believes that its grain storage bins are the most reliable and durable in the industry.

     Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities of up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI, DMC and Airstream brand names. The Company's drying equipment, which includes fans, heaters, top dryers, portable dryers, stack dryers and tower dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

     Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI and Grain King brand names. The Company's grain handling equipment offers ease of integration into Company or competitor systems and enables the Company to offer a fully-integrated product line to grain producers.


  Swine Product Line

     The Company's swine equipment consists of the following products:

     Feeding Systems. The Company manufactures and markets its swine feeding products under its AP brand name. The Company custom designs a wide array of state of the art feeding systems used in today's modern swine facilities. These include the popular Flex-Flo auger systems that typically transport feed from the Bulk Feed Storage Tanks located outside of the buildings to inside of the structure. Once inside it is moved either by additional Flex-Flo equipment or is transferred to the versatile Chain Disk System, which can make turns and changes in elevation much more easily. Finally, the feed is delivered to the animals using either a wide variety of ad lib feeders that are specifically designed to waste a minimum amount of feed, provide the animals a high degree of comfort, and be user friendly to the producer or an individual feed dispenser that allows the producer to feed each animal an exact amount of feed daily. All of these systems are highly automated and address the ever changing and multifaceted production practices that still abound in the pork production industry, such as "wean to finish".

     Ventilation Systems. The Company manufactures and markets ventilation systems for swine buildings under its AP and Airstream brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems are crucial for minimizing the feed-to-meat conversion ratio by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control. The Company specializes in designs that work with the new emerging production practices as they are being developed by producers so that they are market ready when these practices become common place.

     Other Production Equipment. The Company manufactures and markets a wide array of equipment used in the balance of the swine production process, including plastic and cast iron slated flooring, highly efficient watering devices, a wide variety of PVC extrusions used for construction applications in the facilities, many sizes of rubber floor mats for pig comfort, creep heating systems for baby pigs, several styles of steel confinement equipment, and the latest in practical feed, water, and environmental monitoring equipment.


  Poultry Product Line

     The Company's poultry equipment consists of the following products:

     Feeding Systems. The Company manufactures and markets its poultry feeding systems under its Cumberland brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company's poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company's poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to help prevent spoilage, and blended to provide uniform quality rations. The Company's poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners. The Company believes that its patented HI-LO pan feeder is superior to competitor products due to its unique ability to adjust from floor feeding for young chicks to regulated feed levels for older birds.

     Watering Systems. The Company manufactures and markets nipple watering systems for poultry producers under its Cumberland brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company's poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components. The water is delivered through a regulator designed to provide differential water pressure according to demand. The Company's poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The watering nipples produced by the Company also are designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

     Ventilation Systems. The Company manufactures and markets ventilation systems for poultry producers under its Cumberland brand name. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtains, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools.

     Nesting Systems. The Company manufactures and markets nesting systems for poultry producers under its Cumberland brand name. These systems consist of mechanical nests and egg collection tables. The Company's nesting systems are manufactured using high-yield, high tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel. The Company believes that its nesting systems are among the most reliable and cost-effective in the poultry industry.

     Incubation Systems. The Company manufactures and markets commercial incubation systems for the poultry industry, with capacities of up to 115,200 eggs, under its Cumberland brand name. The Company provides incubation systems for all types of commercial poultry and turkey production. The Company believes that its incubation systems are distinguished by their efficient use of space, reliable controls, effective airflow mechanisms, versatility and durability, ease of access and sophistication of operation.

  In 2000, 1999 and 1998, no single class of the Company's products accounted for 10% or more of the Company's net sales.

Product Distribution

  The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company's dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end-users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turnover rate of its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

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

  For information regarding the Company's net sales by geographic region, see
Note 14 to the Consolidated Financial Statements included in Item 8 hereof.

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

New Product Development

  The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.3 million, $2.1 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company charges research and development costs to operations as incurred.

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

Backlog

  Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 2000 was $28.8 million compared to $27.1 million at December 31, 1999. The Company believes that all such backlog will be filled by the end of 2001.

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

Employees

  As of December 31, 2000, the Company had 1,500 employees of which 1,279 were permanent and 221 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.


ITEM 2. PROPERTIES.

  The principle properties of The GSI Group as of March 1, 2001, were as follows:

                    Location                    Description of Property
                    --------                    -----------------------

     Assumption, Illinois.................   Manufacturing/Sales
     DuQuoin, Illinois....................   Manufacturing/Assembly
     Paris, Illinois......................   Manufacturing/Assembly
     Newton, Illinois.....................   Manufacturing/Assembly
     Mason City, Iowa.....................   Manufacturing/Sales
     Sioux City, Iowa.....................   Sales/Warehouse
     Geneva, Indiana......................   Sales/Warehouse
     Watertown, South Dakota..............   Sales/Warehouse
     Garrett, Indiana.....................   Sales/Warehouse
     Oakland, Illinois....................   Sales/Warehouse
     West Memphis, Arkansas...............   Sales/Warehouse
     Hampton, Nebraska....................   Sales/Warehouse/Research
     Indianapolis, Indiana................   Sales/Product Development

     Marau, Brazil........................   Manufacturing/Sales
     Penang, Malaysia.....................   Manufacturing/Sales/Warehouse
     Queretero, Mexico....................   Sales/Warehouse
     Fourways, South Africa...............   Sales/Warehouse
     Sambeek, The Netherlands.............   Sales/Warehouse
     Shanghai, China......................   Sales/Warehouse

  The corporate headquarters for the Company is located in Assumption, Illinois.

  The Company closed its Henderson, Nebraska facility at the start of 2001 in connection with the Company's consolidation efforts.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  There is no established public trading market for any class of the Company's Common Stock. As of March 1, 2001, the Company had 15 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

  The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S Corporation. During the year ended December 31, 2000, the Company declared dividends totaling $1.9 million and no dividends were declared during the year ended December 31, 1999. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 1/4 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

  Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000. The selected historical consolidated financial data for the years indicated were derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                                                           Years Ended December 31,
                                                    -------------  ------------  ------------  ------------  ----------
                                                         1996*         1997*         1998*         1999*        2000
                                                    -------------  ------------  ------------  ------------  ----------
Income Statement:
 Sales..............................................   $182,766      $225,987      $270,127      $229,210      $243,961
 Cost of sales......................................    139,425       170,636       209,236       179,927       184,704
                                                    -----------    ----------    ----------    ----------    ----------
 Gross profit.......................................     43,341        55,351        60,891        49,283        59,257
 Operating expenses.................................     28,787        35,189        50,245        38,669        40,070
                                                    -----------    ----------    ----------    ----------    ----------
 Operating income...................................     14,554        20,162        10,646        10,614        19,187
 Interest expense...................................     (3,590)       (6,174)      (12,946)      (14,768)      (14,997)
 Other income.......................................        674           943         1,117           477           439
                                                    -----------    ----------    ----------    ----------    ----------
 Income (loss) from continuing operations...........     11,638        14,931        (1,183)       (3,677)        4,629
 Loss from discontinued operations..................       (482)           --            --            --            --
 Extraordinary gain on extinguishment
  of debt...........................................         --         2,119            --            --            --
 Provision (benefit) for income taxes...............        157           288          (260)         (336)         (568)
                                                    -----------    ----------    ----------    ----------    ----------
  Net income (loss).................................   $ 10,999      $ 16,762      $   (923)     $ (3,341)     $  5,197
                                                    ===========    ==========    ==========    ==========    ==========

Basic and Diluted Earnings Per Share:
 Continuing operations..............................   $   5.75      $   7.32      $  (0.46)     $  (1.67)     $   2.78
 Discontinued operations............................      (0.25)           --            --            --            --
 Extraordinary item.................................         --          1.06            --            --            --
                                                    -----------    ----------    ----------    ----------    ----------
  Net income (loss).................................   $   5.50      $   8.38      $  (0.46)     $  (1.67)     $   2.78
                                                    ===========    ==========    ==========    ==========    ==========

  *Restated for a change in the method of accounting for certain inventories. The effect of the change was to increase the 1999 net loss by $1,000, decrease the 1998 net income by $1,200, decrease the 1997 net income by $800, increase the 1996 net income by $500. See Note 3 of Notes to Consolidated Financial Statements for additional information.

______________________

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

  Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company's Brazilian operation), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

  The Company's international sales have historically comprised a significant portion of net sales. In 2000, 1999 and 1998, the Company's international sales accounted for 36.2%, 34.3% and 32.8% of net sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

  In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. In June 2000, the Company entered into a settlement agreement with Mr. Funk concerning a dispute about the effect of the termination and his rights as a shareholder under various agreements between him, the Company and its other shareholders. Pursuant to the settlement agreement, the Company repurchased all of the shares of the Company held by Mr. Funk for their original basis of $1.4 million. This purchase is reflected as treasury stock in the accompanying Consolidated Balance Sheets. In addition, Mr. Funk provided the Company and Messrs. Sloan, Andrade, and Buffett with a release, and the Company and Messrs. Sloan, Andrade, and Buffett provided Mr. Funk with a release.

  The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. During the first three quarters of 2000, the Company experienced modest price increases in steel and polymers. At the end of 2000, both of these materials experienced slight price decreases. There can be no assurances that prices for these materials will not increase in the future.

  The Company raised the selling price on a large portion of its product offerings in the second and third quarters of 2000. Affected products include all of the swine feed storage, feed delivery, watering, and ventilation systems under the AP(TM) brand name and all of the poultry feed storage, feed delivery, watering, ventilation, and nesting systems under the Cumberland(R) brand name. The price increase also affected all tower drying systems, grain storage bins, and grain handling systems under the GSI(R) brand name.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Net sales increased 6.4% or $14.8 million to $244.0 million in 2000 compared to $229.2 million in 1999. The increase was primarily driven by increased demand for grain equipment caused by a successful early-order program, increased export activity, a strong harvest and price increases. Poultry and swine equipment sales were essentially flat with increased international activity offsetting weak domestic demand.

  Gross profit increased to $59.3 million in 2000 or 24.3% of net sales from $49.3 million or 21.5% of net sales in 1999. This increase was caused by increased sales, increased prices, the absence of low-margin international projects, the absence of restructuring charges and reduced expenses related to cost containment measures related to plant closures at the end of 1999.

  Operating expenses increased 3.6% or $1.4 million to $40.1 million in 2000 from $38.7 million in 1999. This increase was primarily due to a change in compensation structure for the Company's employees and the increase in the doubtful account reserve in recognition of the weaker agricultural market. This increase was partially offset by the reduction in staffing that was a significant part of the restructuring program in 1999. As a percentage of net sales, operating expenses decreased to 16.4% in 2000 from 16.9% in 1999.

  Operating income increased to $19.2 million in 2000 from $10.6 million in 1999. Operating income margins increased to 7.9% of net sales in 2000 from 4.6% in 1999. This increase was attributable to the increase in sales and improved margins.

  Interest expense was essentially flat for 2000 as compared to 1999.

  Net income improved to $5.2 million in 2000 from a net loss of $3.3 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net sales decreased 15.1% or $40.9 million to $229.2 million in 1999 compared to $270.1 million in 1998. The decrease was primarily driven by the reduced demand for swine equipment, which was caused by low swine prices and environmental regulations.

  Gross profit decreased to $49.3 million in 1999 or 21.5% of net sales from $60.9 million or 22.5% of net sales in 1998. This decrease in the gross profit as a percentage of net sales was caused by overhead expenses that were not eliminated in anticipation of lower revenues and capacity needs.

  Operating expenses decreased 23% or $11.6 million to $38.7 million in 1999 from $50.2 million in 1998. This decrease resulted from savings from the restructuring program that was implemented toward the end of the first quarter of 1999. As a percentage of net sales, operating expenses decreased to 16.9% in 1999 from 18.6% in 1998.

  Operating income remained consistent between 1999 and 1998 at $10.6 million. Operating income margins increased to 4.6% of net sales in 1999 from 3.9% in 1998. This increase was attributable to the decreased selling, general and administrative expenses primarily offset by lower sales volume and reduced margins.

  Interest expense increased $1.8 million for 1999. This increase was primarily due to the interest expense on the term note portion of the Credit Facility issued to finance, among other things, the acquisition of the Company's Brazilian operation.

     Net loss increased from $0.9 million in 1998 to  $3.3 million in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net sales increased 19.5% or $44.1 million to $270.1 million in 1998 compared to $226.0 million in 1997. The increase resulted from the acquisition of David Manufacturing Company ("DMC") and Avemarau Equipamentos Agricolas Ltda. ("Avemarau") and increased sales of grain storage products, offset by lost sales from the shut down of the Company's North Carolina retail stores and the reduced demand for swine equipment caused by historically low swine prices and environmental regulations. The acquisitions of DMC and Avemarau increased sales by $24.5 million and $13.8 million, respectively. International sales increased $27.0 million to $85.2 million in 1998 from $58.2 million in 1997.

  Gross profit increased to $60.9 million in 1998 or 22.5% of net sales from $55.4 million or 24.5% of net sales in 1997. This decrease in the gross profit percentage of net sales reflected the impact of cost inefficiencies associated with the introduction of two new product lines and an increase in fixed overhead costs.

  Operating expenses increased 42.8% or $15.1 million to $50.2 million in 1998 from $35.2 million in 1997. This increase resulted from the acquisition of DMC and Avemarau and increases in international operations staffing. As a percentage of net sales, operating expenses increased to 18.6% in 1998 from 15.6% in 1997.

  Operating income decreased to $10.6 million in 1998 from $20.2 million in 1997. Operating income margins decreased to 3.9% of net sales in 1998 from 8.9% in 1997. This decrease was attributable to the increased selling, general and administrative expenses and reduced margins. The impact of the increased sales volume was offset by the start-up costs associated with the introduction of two new product lines.

  Interest expense increased $6.8 million for 1998. This increase was primarily due to interest expense on the Notes issued in November 1997.

  Net income decreased 105.4% or $17.7 million to a net loss of $0.9 million for 1998 from a net gain of $16.8 million in 1997.

Liquidity and Capital Resources

  The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Notes.

  The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. As of December 31, 2000, the Company had $49.8 million of working capital, an increase of $2.3 million from working capital as of December 31, 1999. This increase in working capital was primarily due to increases in inventory and accounts receivable, partially offset by increased accounts payable and accrued payroll expenses.

  Operating activities generated $9.5 million, $9.8 million and $3.6 million in cash in 2000, 1999 and 1998, respectively. The decrease in cash flow from operating activities from 1999 to 2000 of $0.3 million was primarily the result of increased net income, and changes in accounts payable, accrued expenses, other current assets and depreciation expense totaling $20.2 million offset by increases of inventory, change in gain/loss on sale of assets, and accounts receivable of $20.5 million. The increase in cash flow from operating activities from 1998 to 1999 of $6.2 million was primarily the result of a decrease in accounts receivable of $21.2 million offset by decreases of accrued expenses and net income of $15.0 million and an increase in other current assets of $3.0 million, compared to 1998.

  The Company's capital expenditures totaled $6.3 million, $7.7 million and $18.0 million in 2000, 1999 and 1998, respectively. Capital expenditures have primarily been for machinery and equipment and the purchase and expansion of facilities. In 2000, capital expenditures were primarily for enhancements of equipment. In 1999, approximately $5.5 million was primarily for the purchase of machinery and equipment and $2.2 million was the impact of the Brazilian Real devaluation on property, plant and equipment. The decrease in capital expenditures in 1999 reflects the Company's return to enhancement capital spending. The increase in 1998 reflects the Company's expansion and the conversion of leased to purchased assets. In 1998, other investing activity that resulted in significant cash used was the acquisition of Avemarau and the related non-compete agreement for $12.8 million.

  Cash used in financing activities in 2000 consisted primarily of $4.9 million of payments on long-term debt, a $1.9 million dividend for taxes, and a $1.4 million purchase of treasury shares offset by $2.6 million of increased borrowings under the Credit Facility and a $1.2 million shareholder loan. Cash used by financing activities in 1999 consisted of $5.1 million of payments on long-term debt offset by $2.8 million of borrowings under the Credit Facility and additional long-term debt and $0.5 million of contributed capital. Cash provided by financing activities in 1998 consisted primarily of $35.5 million from the term note with LaSalle National Bank (see Item 8, "Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements-Note 10) partially offset by $18.7 million in repayment of former shareholder loans and long term-debt and $6.4 million of dividends.

  During the first quarter of 1999, the Credit Facility was amended to provide for a $27.5 million revolving loan facility and a $32.5 million term loan. As a part of this amendment, the financial covenants were eased and the amortization of the term loan was reduced from $5.0 million per year to $2.4 million per year. LaSalle Bank N.A. and the Company further amended the Credit Facility to modify certain covenants for the remainder of 1999 and for the year 2000 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 1999. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2000. For a more detailed description of the Credit Facility, see Note 9 to the Consolidated Financial Statements included in Item 8 hereof.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2000, principle exposed to interest rate risk was limited to $35.7 million in variable rate debt. The interest rates on the various debt instruments range from 5.34% to 19.63%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Therefore, a change in the interest rate of 1% will change earnings by $357 thousand.

  At December 31, 2000, approximately 15.8% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets is serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC. AND
                                 SUBSIDIARIES

                                                                                                          Page
                                                                                                          ----
Report of Independent Public Accountants............................................................       19
Consolidated Balance Sheets as of December 31, 2000 and 1999........................................       20
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998..........       21
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1998, 1999 and
   2000.............................................................................................       22
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998..........       23
Notes to Consolidated Financial Statements..........................................................       24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

     We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the consolidated financial statements, effective for the year ended December 31, 2000, The Company has given retroactive effect to the change in accounting principle for all of The Company's domestic inventory except that of David Manufacturing Company, a wholly owned subsidiary of The GSI Group Inc., from the last-in-first-out ("LIFO") method to the first-in-first-out ("FIFO") method.


ARTHUR ANDERSEN LLP

Chicago, Illinois
February 21, 2001

                         PART I - FINANCIAL INFORMATION

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                (In thousands, except share and per share data)

                                                                                           2000               1999
                                                                                         --------          ---------
                                                                                                           Restated
                                                                                                           --------
                                     Assets
                                     ------
Current Assets:
 Cash and cash equivalents.....................................................          $  2,679           $  3,240
 Accounts receivable, net......................................................            29,120             26,433
 Inventories, net..............................................................            55,780             47,457
 Prepaids......................................................................             2,344              3,370
 Deferred income taxes.........................................................               167                168
 Other.........................................................................             3,650              2,795
                                                                                         --------           --------
    Total current assets.......................................................            93,740             83,463
                                                                                         --------           --------
Notes Receivable...............................................................                59                 59
                                                                                         --------           --------
Long-Term Retainage............................................................             3,648              4,187
                                                                                         --------           --------
Property, Plant and Equipment, net.............................................            47,063             48,808
                                                                                         --------           --------
Other Assets:
 Goodwill, net.................................................................            10,418             11,219
 Other intangible assets, net..................................................             5,565              6,567
 Deferred financing costs, net.................................................             2,776              3,340
 Other.........................................................................               854                876
                                                                                         --------           --------
    Total other assets.........................................................            19,613             22,002
                                                                                         --------           --------
    Total assets...............................................................          $164,123           $158,519
                                                                                         ========           ========
                  Liabilities and  Stockholders' Deficit
                  --------------------------------------
Current Liabilities:
 Accounts payable..............................................................          $ 15,687           $ 11,012
 Payroll and payroll related expenses..........................................             3,947              2,942
 Billings in excess of costs...................................................             2,034              2,676
 Accrued warranty..............................................................             2,440              2,385
 Other accrued expenses........................................................             6,785              5,984
 Customer deposits.............................................................             7,018              6,667
 Current maturities of long-term debt..........................................             6,074              4,305
                                                                                         --------           --------
    Total current liabilities..................................................            43,985             35,971
                                                                                         --------           --------
Long-Term Debt, less current maturities........................................           130,870            133,315
                                                                                         --------           --------
Deferred Income Taxes..........................................................             1,736              2,566
                                                                                         --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
   issued 6,633,652 shares; outstanding for 2000 and 1999, 1,575,000  and
  1,800,000 shares, respectively)..............................................                16                 18
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Additional paid-in capital....................................................             3,006              2,939
 Accumulated other comprehensive loss..........................................            (8,105)            (6,996)
 Retained earnings.............................................................            19,572             16,237
 Treasury stock, at cost, voting (for 2000 and 1999, 5,058,652 and 4,833,652
   shares, respectively).......................................................           (26,950)           (25,524)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)                (9)
                                                                                         --------           --------
    Total stockholders' deficit................................................           (12,468)           (13,333)
                                                                                         --------           --------
    Total liabilities and stockholders' deficit................................          $164,123           $158,519
                                                                                         ========           ========

            The accompanying notes to financial statements are an
                    integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2000, 1999 and 1998
                (In thousands, except share and per share data)


                                                                                 2000               1999               1998
                                                                              ----------         ----------         ----------
                                                                                                  Restated           Restated
                                                                                                 ----------         ----------
Sales.................................................................        $  243,961         $  229,210         $  270,127

Cost of Sales.........................................................           184,704            179,679            209,236
Cost of Sales - restructuring charges.................................                --                248                 --
                                                                              ----------         ----------         ----------
 Total cost of sales..................................................           184,704            179,927            209,236
                                                                              ----------         ----------         ----------
   Gross profit.......................................................            59,257             49,283             60,891
Selling, General and Administrative Expenses..........................            38,492             36,411             49,366
Amortization Expense..................................................             1,578              1,589                879
Restructuring Charges.................................................                --                669                 --
                                                                              ----------         ----------         ----------
 Total operating expenses.............................................            40,070             38,669             50,245
                                                                              ----------         ----------         ----------
   Operating income...................................................            19,187             10,614             10,646

Other Income (Expense):
 Interest expense.....................................................           (14,997)           (14,768)           (12,946)
 Interest income......................................................               152                147                409
 Gain (loss) on sale of fixed assets..................................              (155)               232                384
 Foreign currency transaction gain....................................               247                 42                203
 Other, net...........................................................               195                 56                121
                                                                              ----------         ----------         ----------
      Income (loss) before income tax benefit.........................             4,629             (3,677)            (1,183)
                                                                              ----------         ----------         ----------
Income Tax Benefit....................................................              (568)              (336)              (260)
                                                                              ----------         ----------         ----------
   Net income (loss)..................................................        $    5,197         $   (3,341)        $     (923)
                                                                              ==========         ==========         ==========
Basic and Diluted Earnings (Loss) Per Share...........................        $     2.78         $    (1.67)        $    (0.46)
                                                                              ----------         ----------         ----------
Weighted Average Common Shares Outstanding............................         1,872,397          2,000,000          2,000,000
                                                                              ==========         ==========         ==========



              The accompanying notes to financial statements are
                     an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 1998, 1999 and 2000
                       (In thousands, except share data)

                                                               Common Stock
                                       -----------------------------------------------------
                                                     Voting                   Nonvoting
                                       -----------------------------------------------------                  Accumulated
                                                                                                                 Other
                                                                                               Additional    Comprehensive
                                              Shares                     Shares                  Paid-In         Income
                                           Outstanding     Amount     Outstanding    Amount      Capital         (Loss)
                                       ------------------ -------- ---------------- -------- ------------- ----------------
Restated balance, December 31, 1997....    1,800,000        $18         200,000        $2        $2,473          $  (869)
 Restated net income (loss)............            -          -               -         -             -                -
 Other comprehensive
  Loss - foreign currency
  Translation adjustments..............            -          -               -         -             -           (1,334)
 Dividends.............................            -          -               -         -             -                -
                                       -------------      -----    ------------     -----     ---------     ------------
Restated balance, December 31, 1998....    1,800,000         18         200,000         2         2,473           (2,203)
 Restated net income  (loss)...........            -          -               -         -             -                -
 Capital contributions.................            -          -               -         -           466                -
 Other comprehensive
  Loss- foreign currency
  Translation adjustments..............            -          -               -         -             -           (4,793)
                                       -------------      -----    ------------     -----     ---------     ------------
Restated balance, December 31, 1999....    1,800,000         18         200,000         2         2,939           (6,996)
 Net income............................            -          -               -         -             -                -
     Capital                                       -          -               -         -            65                -
      contributions...................
      Purchase of treasury shares......     (225,000)        (2)                                      2                -
 Other comprehensive
  Loss- foreign currency
  Translation adjustments..............            -          -               -         -             -           (1,109)
     Dividends.........................            -          -               -         -             -                -
                                       -------------      -----    ------------     -----     ---------     ------------
Balance, December 31, 2000.............    1,575,000        $16         200,000        $2        $3,006          $(8,105)
                                       =============      =====    ============     =====     =========     ============


                                                                Treasury Stock
                                            -------------------------------------------------
                                                         Voting                 Nonvoting
                                            -------------------------------------------------
                                                                                                      Total         Comprehensive
                                    Retained                                                      Stockholders'         Income
                                    Earnings      Shares        Amount      Shares     Amount        Deficit            (Loss)
                                  -----------------------------------------------------------------------------------------------

Restated balance, December 31,
 1997.............................   $21,626     4,833,652     $(25,524)    859,316       $(9)         $ (2,283)

 Restated net income (loss).......      (923)            -            -           -         -              (923)          $  (923)
 Other comprehensive
  Loss- foreign currency
  Translation adjustments.........         -             -            -           -         -            (1,334)           (1,334)
 Comprehensive loss...............                                                                                         (2,257)
                                                                                                                          =======
 Dividends........................    (1,125)            -            -           -         -            (1,125)
                                     -------     ---------     --------     -------       ---          --------
Restated balance, December 31,
 1998.............................    19,578     4,833,652      (25,524)    859,316        (9)           (5,665)

 Restated net income (loss).......    (3,341)            -            -           -         -            (3,341)           (3,341)
 Capital contributions............         -             -            -           -         -               466                 -
 Other comprehensive
  Loss- foreign currency
  Translation adjustments.........         -             -            -           -         -            (4,793)           (4,793)
                                                                                                                          -------
 Comprehensive loss...............                                                                                         (8,134)
                                     -------     ---------     --------     -------       ---          --------           =======

Restated balance, December 31,
 1999.............................    16,237     4,833,652      (25,524)    859,316        (9)          (13,333)

 Net income.......................     5,197             -            -           -         -             5,197             5,197
 Capital contributions............         -             -            -           -         -                65                 -
     Purchase of treasury shares           -       225,000       (1,426)          -         -            (1,426)                -
 Other comprehensive
  loss- foreign currency
  translation adjustments.........         -             -            -           -         -            (1,109)           (1,109)
                                                                                                                          -------
 Comprehensive income.............                                                                                        $ 4,088
                                                                                                                          =======
     Dividends                        (1,862)            -            -           -         -            (1,862)
                                     -------     ---------     --------     -------       ---          --------
Balance, December 31, 2000......     $19,572     5,058,652     $(26,950)    859,316       $(9)         $(12,468)
                                     =======     =========     ========     =======       ===          ========

              The accompanying notes to financial statements are
                     an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                                      2000             1999              1998
                                                                                    -------           -------          --------
                                                                                                     Restated          Restated
                                                                                                     --------         ----------
Cash Flows From Operating Activities:
 Net income (loss).......................................................          $ 5,197           $(3,341)         $   (923)
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Depreciation and amortization.........................................            8,744             8,160             5,944
   Amortization of deferred financing costs and debt discount............              730               715               623
   Loss (Gain) on sale of assets.........................................              155              (232)             (384)
      Deferred taxes.....................................................             (829)             (329)             (594)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable, net............................................           (2,643)            7,689           (13,489)
     Inventories, net....................................................           (8,773)            1,448             1,632
     Other current assets................................................              142             1,124             4,139
     Accounts payable....................................................            5,223              (450)              898
     Payroll and payroll related expenses................................            1,005            (2,008)            1,107
     Billings in excess of costs.........................................             (642)           (2,307)            2,435
     Accrued warranty....................................................               55              (142)              535
     Other accrued expenses..............................................              801              (918)              959
     Customer deposits...................................................              351               389               748
                                                                                   -------           -------          --------
      Net cash flows provided by operating activities....................            9,516             9,798             3,630
                                                                                   -------           -------          --------
Cash Flows From Investing Activities:
 Capital expenditures....................................................           (6,251)           (7,728)          (17,964)
 Proceeds from sale of fixed assets......................................              360               801             1,837
 Payments received on notes receivable...................................               --             1,025                --
 Acquisition of Avemarau Equipamentos Agricolas Ltda., net of
  cash acquired..........................................................               --                --            (5,220)
 Payment for noncompete agreement with former stockholders of
  Avemarau Equipamentos Agricolas Ltda...................................               --                --            (7,590)
 Other...................................................................                5              (310)             (754)
                                                                                   -------           -------          --------
      Net cash flows used in investing activities........................           (5,886)           (6,212)          (29,691)
                                                                                   -------           -------          --------
Cash Flows From Financing Activities:
 Payments on shareholder loans...........................................             (335)               --           (14,312)
    Proceeds from shareholder loans......................................            1,500                --                --
    Proceeds from issuance of debt.......................................               --               643            35,495
 Payments on debt........................................................           (4,905)           (5,075)           (4,388)
 Payments of deferred financing costs....................................               --               (28)             (762)
 Net borrowings (payments) under line-of-credit agreement................            2,600             2,800            (1,125)
 Contributed capital.....................................................               65               466                --
    Purchase of treasury shares..........................................           (1,426)               --                --
 Dividends...............................................................           (1,862)               --            (6,426)
 Other...................................................................              298               499               388
                                                                                   -------           -------          --------
      Net cash flows provided by (used in) financing activities..........           (4,065)             (695)            8,870
                                                                                   -------           -------          --------
Effect of Exchange Rate Changes on Cash                                               (126)             (843)             (189)
                                                                                   -------           -------          --------
(Decrease) Increase  In Cash and Cash Equivalents........................          $  (561)          $ 2,048          $(17,380)
Cash and Cash Equivalents, beginning of period...........................            3,240             1,192            18,572
                                                                                   -------           -------          --------
Cash and Cash Equivalents, end of period.................................          $ 2,679           $ 3,240          $  1,192
                                                                                   =======           =======          ========

The accompanying notes to financial statements are an integral part of these statements

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Nature of Operations

     The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, incubation and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois and Iowa. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in South Africa, The Netherlands, Mexico and China.


2.  Summary of Significant Accounting Policies

    Basis of Consolidation

     The accompanying financial statements reflect the consolidated results of The GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

    Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     Fair Value of Financial Instruments

     The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company's lines of credit, notes and other payables approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

    Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. As explained in Note 3 to the consolidated financial statements, The Company has given retroactive effect to the change in accounting principle for all of The Company's domestic inventory except that of David Manufacturing Company ("DMC"), a wholly owned subsidiary of The GSI Group Inc., from the last-in-first-out ("LIFO") method to the first-in-first-out ("FIFO") method. The cost of DMC's inventory was determined using the LIFO link-chain method. The cost of all international inventories was determined using the FIFO method. Inventories and cost of sales are based in part on accounting estimates relating to differences resulting from periodic physical inventories. Had the DMC inventory been determined using the FIFO method at December 31, 2000 and 1999, the reported value of such inventories would have been increased by approximately $0.08 million and $0.05 million, respectively.

    Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair market value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

                                                            Years
                                                            -----
               Building and Improvements..............      10-25
               Machinery and Equipment................       3-10
               Office Equipment and Furniture.........       3-10

     Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from accounts.

     Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

    Research and Development

     Costs associated with research and development are expensed as incurred. Such costs incurred were $2.3 million, $2.1 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    Revenue Recognition

     Revenue is recorded when products are shipped, collection is reasonably assured, the price is fixed and determinable and there is persuasive evidence of an arrangement. Provisions are made at that time, when applicable, for warranty costs to be incurred.

     Revenues on long term fixed price contracts are recognized using the percentage of completion method. Percentage of completion is determined by relating the actual costs incurred to date to the total estimated cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss. Retainages are included as current and noncurrent assets in the accompanying consolidated balance sheets. Revenue earned in excess of billings is comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs are classified as a current liability.

    Shipping and Handling Fees

     As a result of adopting EITF-00-10, "Accounting for Shipping and Handling Fees and Costs", the Company reclassed freight expense from sales to cost of goods sold. The amounts reclassified were approximately $8,205,000, $8,011,000 and $10,129,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

    Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

    Translation of Foreign Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. Exchange losses resulting from translations for the years ended December 31, 2000, 1999 and 1998 have been recorded in the accompanying Consolidated Statements of Stockholders' Deficit.

    Comprehensive Income

     The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, as part of the Consolidated Statements of Stockholders' Deficit.

    Earnings Per Share

     The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share equals basic earnings per share for all periods presented.

    Reclassification

     Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

    Thirteen Week Fiscal Periods

     Beginning with the first quarter of 1998, the Company adopted thirteen week fiscal quarter periods for operational and financial reporting purposes. The Company's year end will continue to be December 31.

3.  Accounting Change

    Effective October 1, 2000, The Company has given retroactive effect to the change in accounting principle for all of The Company's domestic inventory except that of DMC from the LIFO method to the FIFO method. The Company has been experiencing reduced costs in most domestic product categories (other than DMC products) resulting from reductions in the cost of their components. Therefore, management believes the FIFO method provides a better measurement of operating results.

    The effect of the change on the Company's net income (loss) and retained earnings for the years ended December 31, 1999 and December 31, 1998 was a decrease of $1.0 million ($0.65 per share) and $1.2 million ($0.60 per share), respectively.

4.  Restructuring Charges

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open for one more quarter. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force included severance costs for 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consisted of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania, which was closed during the first quarter of 1999. The charges associated with the lease obligation and related expenses totaling $48,000 have been included in cost of goods sold and were paid out during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was paid out in the second quarter of 1999 and $0.2 million was paid out in the third quarter of 1999. As of December 31, 1999, the Company had terminated 155 employees who were paid severance of $0.6 million in the second quarter of 1999 and $0.2 million in the third quarter of 1999.

  The following summarizes the restructuring reserve activity for the year ended December 31, 1999 (in thousands):

                                                               Amount
                                                              --------
               Balance, December 31, 1998................      $     -
                 Increase to operating expense...........          917
                 Charge to allowance.....................         (917)
                                                               -------
               Balance, December 31, 1999................      $     -
                                                               =======

5.  Trade Receivables Allowance

     The following summarizes trade receivables allowance activity for the years ended December 31, 1998, 1999 and 2000 (in thousands):

                                                               Amount
                                                              --------
               Balance, December 31, 1998................      $1,795
                 Increase to operating expense...........         466
                 Charge to allowance.....................        (761)
                                                               ------
               Balance, December 31, 1999................       1,500
                 Increase to operating expense...........       1,765
                 Charge to allowance.....................        (857)
                                                               ------
               Balance, December 31, 2000................      $2,408
                                                               ======

6.  Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 2000, 1999 and 1998 are as shown in the table below (in thousands):

                                                        December 31,
                                            2000           1999           1998
                                          --------       --------       --------
          Grain product line              $145,250       $129,446       $136,342
          Swine product line                42,437         42,403         78,028
          Poultry product line              56,274         57,361         55,757
                                          --------       --------       --------
             Sales                        $243,961       $229,210       $270,127
                                          ========       ========       ========

     For the years ended December 31, 2000, 1999 and 1998, sales in Brazil were $20.1, $17.8 and $15.9 million, respectively. Net income (loss) in Brazil was $0.9 million, ($3.6) million and ($3.1) million in 2000, 1999 and 1998, respectively. Long-lived assets in Brazil were $3.9 and $4.4 million at December 31, 2000 and 1999, respectively.


7.  Risks and Uncertainties

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

     During 2000 the Brazilian Real experienced a devaluation (1.8064 Brazilian Reals/U.S. Dollar at December 31, 1999 as compared to 1.9501 Brazilian Reals/ U.S. Dollar at December 31, 2000). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.

8.    Detail of Certain Assets

                                                                       As of December 31,
                                                                    ---------------------------
                                                                      2000               1999
                                                                    --------           --------
                                                                           (In thousands)
                                                                           --------------
Accounts Receivable
                  Trade receivables............................     $ 31,528           $ 27,933
                  Allowance for doubtful accounts..............       (2,408)            (1,500)
                                                                    --------           --------
                    Total......................................     $ 29,120           $ 26,433
                                                                    ========           ========

Inventories                                                                          Restated
                                                                                   ------------
                  Raw materials................................     $ 20,615           $ 19,102
                  Work-in-process..............................       18,094             10,500
                  Finished goods...............................       17,153             17,905
                                                                    --------           --------
                                                                      55,862             47,507
                  LIFO Reserve.................................          (82)               (50)
                                                                    --------           --------
                    Total......................................     $ 55,780           $ 47,457
                                                                    ========           ========
Property, Plant and Equipment
                  Land.........................................     $    921           $    926
                  Buildings and improvements...................       22,128             22,260
                  Machinery and equipment......................       51,897             48,271
                  Office equipment and furniture...............        7,410              6,883
                  Construction-in-progress.....................        2,798              2,688
                                                                    --------           --------
                                                                      85,154             81,028
                  Accumulated depreciation.....................      (38,091)           (32,220)
                                                                    --------           --------
                  Property, plant and equipment, net...........     $ 47,063           $ 48,808
                                                                    ========           ========
Intangible Assets
                  Goodwill.....................................     $ 12,348           $ 12,597
                  Accumulated amortization.....................       (1,930)            (1,378)
                                                                    --------           --------
                    Total......................................     $ 10,418           $ 11,219
                                                                    ========           ========

                  Non-compete agreements.......................     $  8,227           $  8,227
                  Accumulated amortization.....................       (2,869)            (1,892)
                                                                    --------           --------
                    Total......................................     $  5,358           $  6,335
                                                                    ========           ========

                  Patents and other intangible assets..........     $    333           $    333
                  Accumulated amortization.....................         (126)              (101)
                                                                    --------           --------
                    Total......................................     $    207           $    232
                                                                    ========           ========
Deferred Financing Costs
                  Deferred financing costs.....................     $  4,440           $  4,440
                  Accumulated amortization.....................       (1,664)            (1,100)
                                                                    --------           --------
                    Total......................................     $  2,776           $  3,340
                                                                    ========           ========

9.   Supplemental Cash Flow Information

     The Company paid approximately $13.7 million, $13.5 million and $13.0 million in interest during the years ended December 31, 2000, 1999 and 1998, respectively. The Company paid income taxes of $108,898, $64,343 and $1,340,358 during the years ended December 31, 2000, 1999 and 1998, respectively. In connection with the purchase of Avemarau Equipamentos Agricolas Ltda., a note of $7.0 million was issued and cash of $12.8 million was paid in exchange for the purchase of stock and non-compete agreements in 1998.

10.  Long-Term Debt

     Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                                                       2000             1999
                                                                                                    ---------       -----------
Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time rate is subject to periodic adjustments based on U.S.
   Treasury Note rates, the rate at December 31, 2000 is 5.34%, due
   $14 monthly plus interest with unpaid principal balance due April,
   2010, secured by certain real estate and improvements in Paris,
   Illinois.......................................................................................   $  1,542          $  1,709
Various noncompete, license and patent agreements payable, noninterest-
   bearing and payable in varying amounts through 2003............................................         39                52
LaSalle Bank N. A. revolving line of credit.......................................................      5,400             2,800
LaSalle Bank N. A. term note......................................................................     27,300            29,700
Clark Products, Inc. promissory note bearing interest at 10%; due $14
   monthly through June, 2001, secured by certain equipment and intangibles.......................         33               233
Shareholder Note, unsecured, payable on demand , under the same interest
   terms as the La Salle Bank N.A. revolving line of credit.......................................      1,165                 -
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discounts of $1,138 and $1,302 as of December 31, 2000 and 1999, respectively; amortization of debt discounts was $166 for the years ended December 31, 2000 and 1999; interest is payable semi-
   annually in May and November...................................................................     98,864            98,698
Note payable to the former shareholders of Avemarau Equipamentos Agricolas
   Ltda., noninterest-bearing and payable in equal annual installments beginning December 1998 through December 2001; interest imputed at 8%,
   face amount of note is 4.0 million Brazilian Reals.............................................      2,015             3,704
Various notes payable, bearing interest at rates ranging from 14.63% to
   19.63% and payable in varying amounts through 2002.............................................        282               326
City of Assumption promissory note bearing interest at 5%; due $9 monthly
   through December, 2003, secured by a $495 letter of credit.....................................        304               398
                                                                                                     --------          --------
          Total...................................................................................    136,944           137,620
Less -
       Current maturities.........................................................................     (6,074)           (4,305)
                                                                                                     --------          --------
          Total long-term debt....................................................................   $130,870          $133,315
                                                                                                     ========          ========

     Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

               2001..............................     6,074
               2002..............................    30,685
               2003..............................       280
               2004..............................       167
               2005..............................       167
               Thereafter........................    99,571
                                                   --------
                    Total........................  $136,944
                                                   ========

     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2000.

     On February 4, 1999, LaSalle National Bank amended the existing credit facility to provide for revolving loans up to a maximum of $27.5 million (limited based on a borrowing base that includes accounts receivable, inventory and principal reductions of the LaSalle National Bank term loan) and a $32.5 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.00% over LIBOR or 0.25% to 0.50% over the bank's floating rate based on the Senior Debt to EBITDA ratio of the Company. EBITDA is calculated by adding the depreciation expense and the amortization expense to the operating income. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on February 1, 2002. As the principal amount outstanding on the term loan is reduced, the availability on the revolving loans is increased maintaining a total commitment of $60.0 million under this facility. The credit facility expires on February 1, 2002. The amended credit facility agreement requires the Company to maintain a certain Senior Debt to EBITDA ratio, Tangible Net Worth and certain levels of EBITDA and capital expenditures. Borrowings under the amended facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. On July 6, 1999, LaSalle Bank N. A. and the Company amended the credit facility to modify the EBITDA and the Senior Debt to EBITDA covenants for the remainder of 1999 and the year 2000 as well as to provide for a seasonal over-advance facility of up to $5 million for the third and fourth quarters of 1999. This amendment also modified the rates at which interest is charged to (at the Company's option) 1.5% to 3.5% over LIBOR or 0.25% to 0.75% over the bank's floating rate based on the Senior Debt to EBITDA ratio of the Company. At December 31, 2000, the Company's credit facility with LaSalle had a revolving line of credit with a maximum borrowing level of $32.7 million and a balance of $27.3 million on the term loan. The term loan and revolving line of credit bore interest at rates ranging from 8.625% to 8.75% for the fiscal year 2000. The Company had $5.4 million revolving loans outstanding, $7.7 million of standby letters of credit and $5.0 million of guaranteed FarmPRO debt reducing the overall availability of the line to $14.6 million as of December 31, 2000. The Company was in compliance with all covenants under the credit facility as of December 31, 2000.

     In June 2000, a shareholder of the Company extended a loan to the Company for $1.5 million, which is payable on demand. This loan has the same interest terms as the LaSalle Bank N.A. revolving line of credit. The interest rate as of December 31, 2000 was 8.75%. The balance of the loan was $1.2 million as of December 31, 2000 and is included in current maturities of long-term debt.


11.  Employee Benefit Plans

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2000, the first quarter of 1999 and all of 1998, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Contributions to the plan were temporarily suspended for the last three quarters of 1999. Employer contributions to this plan were $171,346, $59,425 and $205,183 during 2000, 1999 and 1998, respectively.


12.  Income Tax Matters

     The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 2000, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. DMC is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

     The income tax benefit differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                  2000                1999                1998
U.S. Federal statutory rate.............................................       $ 1,574               $(910)              $   6
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses.............................        (1,466)                879                  10
       Foreign local taxes..............................................          (419)                 --                  --
  Tax differences resulting from acquisition of DMC.....................          (279)               (279)               (609)
  Nondeductible goodwill amortization...................................            33                  33                  37
  Effective tax rate differences........................................           (38)                 11                  (5)
  State and other income taxes..........................................            27                 (70)                301
                                                                               -------               -----               -----
                                                                               $  (568)              $(336)              $(260)
                                                                               =======               ======              =====

  The following is a summary of the Company's benefit for income taxes (in thousands):

                                                                   Years Ended December 31,
                                              ---------------------------------------------------------------
                                                     2000                   1999                   1998
                                              -----------------      -----------------      -----------------
Current
  Federal................................                 $  51                  $   4                  $  10
  State and local........................                    28                    (11)                   324
  Foreign................................                   182                      -                      -
                                              -----------------      -----------------      -----------------
                                                            261                     (7)                   334
                                              -----------------      -----------------      -----------------
Deferred
  Federal................................                  (154)                  (224)                  (405)
  State and local........................                   (75)                  (105)                  (189)
  Foreign................................                  (600)                     -                      -
                                              -----------------      -----------------      -----------------
                                                           (829)                  (329)                  (594)
                                              -----------------      -----------------      -----------------
      Total benefit......................                 $(568)                 $(336)                 $(260)
                                              -----------------      -----------------      -----------------


     The components of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                          2000              1999
                                                                                      ------------      ------------
Deferred tax assets:
  Tax loss carryforwards - DMC......................................................     $    30            $   40
  Tax loss carryforwards - Brazil...................................................     $ 2,245                 -
  Allowance for doubtful accounts...................................................          18                24
  Inventory reserves................................................................          21                 9
  Cash discount reserves............................................................          24                30
  Estimated product liability.......................................................          20                20
  Accrued vacations.................................................................          54                45
                                                                                         -------            ------
                                                                                         $ 2,412            $  168
                                                                                         =======            ======
Deferred tax liabilities:
  Property and equipment............................................................       1,151             1,381
  Inventory.........................................................................       1,185             1,185
                                                                                         -------            ------
                                                                                           2,336             2,566
                                                                                         -------            ------
Valuation Allowance - Brazil                                                              (1,645)                -
                                                                                         -------            ------
Net Deferred tax liability..........................................................     $ 1,569            $2,398
                                                                                         =======            ======

     DMC has tax loss carryforwards of approximately $138,000, which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $6,228,000 that do not expire.

     Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

     At December 31, 2000, if GSI's S Corporation election were terminated, a deferred income tax liability of approximately $2,988,000 would be recorded.


13.  Commitments and Contingencies

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

     In June 1999, the employment of John Funk, the Company's General Counsel and Chief Financial Officer, was terminated. In June 2000, the Company entered into a settlement agreement with Mr. Funk concerning a dispute about the effect of the termination and his rights as a shareholder under various agreements between him, the Company and its other shareholders. Pursuant to the settlement agreement, the Company repurchased all of the shares of the Company held by Mr. Funk for their original basis of $1.4 million. This purchase is reflected as treasury stock in the accompanying Consolidated Balance Sheets. In addition, Mr. Funk provided the Company and Messrs. Sloan, Andrade, and Buffett with a release, and the Company and Messrs. Sloan, Andrade, and Buffett provided Mr. Funk with a release.

     The Company has month to month leases for several buildings and paid rentals in 2000, 1999 and 1998 of $676,256, $742,189 and $852,634, respectively.
The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2000, 1999 and 1998 was $1.4 million, $1.5 million and $2.0 million, respectively.

     Operating lease commitments are as follows (in thousands):

                   2001..............................  $1,068
                   2002..............................     890
                   2003..............................     706
                   2004..............................     225
                                                       ------
                   Total.............................  $2,889
                                                       ======

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of December 31, 2000. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2001.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $4.7 million and $5.4 million as of December 31, 2000 and 1999, respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $4.7 million and are expected to be collected during the year 2002.

     The Company has entered into employment agreements with certain executives that provide for minimum aggregate annual payments of $1,025,000. The agreements terminate as of the earliest of: (i) twelve months after the date the Company gives the executive notice of termination; (ii) the last day of the month in which the executive's death occurs; (iii) ninety days after the date the Company gives the executive notice of termination, if such termination is for cause or due to the executive being permanently disabled; or (iv) the day on which the executive gives notice of his resignation from the Company. If employment is terminated for any reason other than for cause, the executive will receive eighteen months salary at the executive's then-current rate.

     In December 1997, the Company entered into a Cooperative Agreement ("Agreement") with Usina Mecanica Carioca S.A. ("Usimeca") which provides for Usimeca to transfer to the Company (i) all Usimeca's rights, title and interest in and to a certain technology, (ii) a non-exclusive license to use this technology in Brazil and (iii) Usimeca's distribution network and customer base. Payments due to Usimeca are as follows: (i) $200,000 due on closing of the agreement, (ii) $50,000 minimum royalty payment per year for five years, and (iii) a royalty payment of 2.5% of annual gross sales, as defined, in excess of $2 million for five years. The Agreement provides for a limit on aggregate royalty payments of $1.0 million. The term of the Agreement is five years. If the Company decides to cease its activities in Brazil before the end of the initial term, the Company shall pay Usimeca the difference between the total amount of royalties already paid and a guaranteed minimum of $450,000. The Agreement also provides for Usimeca to provide marketing and technical assistance (management services) to the Company for a six-month period, which is then renewable on a month-to-month basis. The fee for these management services is $10,000 per month. The Company did not renew these services subsequent to the initial six-month period. In addition, the Agreement provides for Usimeca to supply its products, as defined, to the Company for a period of two years at a firm price, as defined. During 1999 the Agreement was amended to provide for a prepayment of all the Company's obligations described above. As of December 31, 2000, the Company has fully expensed the remaining prepaid, which was approximately $313,000, because the Company had fully integrated the Usimeca customer base into their distribution network.


14.  Regional Information

     The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, hatchery, watering and confinement systems. The Company's products are sold primarily to independent dealers and distributors and are marketed through the Company's sales personnel and network of independent dealers. Users of the Company's products include farmers, feed mills, grain elevators, grain processing plants and poultry/swine integrators. Sales by each major geographic region are as follows (in millions):

                                                      2000      1999      1998
                                                     ------    ------    ------
          United States.........................     $155.7    $150.7    $181.6
          Asia..................................       18.1      11.8       4.5
          Canada................................       23.2      19.1      19.9
          Latin America.........................       31.8      32.0      32.7
          Mideast...............................        3.7       6.5      22.5
          Europe................................        6.4       6.4       7.3
          All other.............................        5.1       2.7       1.6
                                                     ------    ------    ------
                                                     $244.0    $229.2    $270.1
                                                     ======    ======    ======


15.  Related-Party Transactions

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $221,235, $133,895 and $131,495 for 2000, 1999 and 1998, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a certain shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $27,393, $56,967 and $117,478 for 2000, 1999 and 1998, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $7,677, $93,039 and $0 for 2000, 1999 and 1998, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $5.0 million. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The amount of the guaranteed borrowings at December 31, 2000 and 1999 were $4.4 million and $2.5 million, respectively. Sales to FarmPRO were $2.5 million, $3.4 million and $8.1 million in 2000, 1999 and 1998, respectively.

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

16.  Unaudited Quarterly Information

                                                         First      Second     Third       Fourth
                                                        Quarter    Quarter    Quarter     Quarter
                                                        -------    -------    -------     -------
                                                          (In thousands, except per share date)
        2000:
          Sales.....................................    $49,016    $66,057    $83,391     $45,497
          Gross profit..............................     10,350     15,098     24,007       9,802
          Net income (loss).........................     (2,150)     1,914      9,042      (3,609)
          Basic and diluted earnings per share            (1.08)       .96       5.09       (2.03)
                                                        =======    =======    =======     =======

        1999:
          Sales.....................................    $46,371    $60,356    $79,839     $42,644
          Restated Gross profit.....................      8,003     12,374     17,653      11,253
          Restated Net income (loss)................     (7,157)       861      4,656      (1,701)
          Restated Basic and diluted earnings
             per share..............................      (3.58)       .43       2.33        (.85)
                                                        =======    =======    =======     =======

        1998:
          Sales.....................................    $54,195    $66,897    $89,399     $59,636
          Restated Gross profit.....................     11,764     15,054     18,684      15,389
          Restated Net income (loss)................     (1,164)     1,182      1,178      (2,119)
          Restated Basic and diluted earnings
             per share..............................       (.58)       .59        .59       (1.06)
                                                        =======    =======    =======     =======

     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2000; thus it was not restated.


17.  Acquisitions

     On June 30, 1998, the Company acquired all of the capital stock of Avemarau Equipamentos Agricolas Ltda. ("Avemarau"), a Brazilian manufacturer and supplier of poultry feeding equipment. The purchase price for Avemarau stock consisted of a cash down payment of $5.4 million and deferred payments of approximately $5.8 million payable through December 31, 2001 (note denominated in Brazilian Real). The stock purchase agreement also calls for aggregate contingent payments to the former stockholders of up to $5.3 million (based on net profit as defined), however, management believes the probability of any contingent payments is remote. Further, the Company paid approximately $7.6 million to the former stockholders of Avemarau for covenants not to compete. The noncompete agreements have a five year term which commences on the employees' termination date. The

Company also agreed to provide a minimum of $5.2 million for capital equipment over the next four years. The acquisition was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $6.9 million, which is being amortized over 15 years. The results of operations have been included in the Company's consolidated results of operations since the date of acquisition.

     On May 1, 1998, the Company entered into a joint venture with Resintech Engineering SDN BHD ("RE") to form Resintech-GSI International, SDN BHD ("Resintech"), a partnership, to sell and fabricate structural steel systems for and install grain storage projects in Southeast Asia. The Company made an initial capital contribution of $491,283 resulting in 40% ownership and, as required, made a $150,000 payment to RE during 1999. The Company is also required to pay 20% of Resintech's after-tax profit each year beginning in 1998 and until a total of $400,000 is paid. As of December 31, 2000 and 1999, $698,042 and $641,283, respectively, have been recorded as an investment in a joint venture and are included in Other Assets in the Company's consolidated balance sheets. The Company accounts for its investment in Resintech under the equity method. Concurrent with the formation of the joint venture, the Company entered into an Asset Purchase Agreement ("Asset Agreement") with Resintech and RE and a Supply Agreement with Resintech. The Asset Agreement calls for the purchase of RE's assets, as defined, by Resintech. The Supply Agreement is between the Company and Resintech and provides that Resintech will purchase directly from the Company 100% of Resintech's equipment requirements at a specified price, as defined. The term of the Supply Agreement is from the date of the formation of the joint venture through the effective date of the termination and dissolution of Resintech, as defined.


18.  Guarantor Subsidiaries

The Company's payment obligation under the Notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd. and Agromarau Industria E Comercio Ltda. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2000
                                (In thousands)


                                                                 Parent       Guarantor
                                                                Company     Subsidiaries        Eliminations    Consolidated
                                                                -------     ------------        ------------    ------------
                                                                ASSETS
Current assets:
   Cash and cash equivalents ............................      $     20       $   2,659           $     --       $   2,679
   Accounts receivable, net .............................        23,990          10,478             (5,348)         29,120
   Inventories, net .....................................        40,659          15,990               (869)         55,780
   Other current assets .................................         3,792           2,369                 --           6,161
                                                               --------       ---------           --------       ---------

   Total current assets .................................        68,461          31,496             (6,217)         93,740

Property, plant and equipment, net ......................        35,870          11,193                 --          47,063
Goodwill and other intangibles, net .....................         4,396          14,363                 --          18,759
Investment in and advances to/from
   Subsidiaries .........................................        40,966          (4,906)           (36,060)             --
Other long-term assets ..................................         4,505              56                 --           4,561
                                                               --------       ---------           --------       ---------

   Total assets .........................................      $154,198       $  52,202           $(42,277)      $ 164,123
                                                               ========       =========           ========       =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt ....................      $  3,877       $   2,197           $     --       $   6,074
   Accounts payable .....................................        14,173           6,862             (5,348)         15,687
   Accrued liabilities ..................................        17,877           4,347                 --          22,224
                                                               --------       ---------           --------       ---------

   Total current liabilities ............................        35,927          13,406             (5,348)         43,985

Long-term debt ..........................................       128,613          11,651             (9,394)        130,870
Other long-term liabilities .............................            --           1,736                 --           1,736
                                                               --------       ---------           --------       ---------

   Total liabilities ....................................       164,540          26,793            (14,742)        176,591

Stockholders' equity (deficit):
   Common stock .........................................            18          23,526            (23,526)             18
   Additional paid-in capital ...........................         3,006             305               (305)          3,006
   Accumulated other comprehensive (loss) ...............            --          (8,105)                --          (8,105)
   Retained earnings (deficit) ..........................        13,593           9,683             (3,704)         19,572
   Treasury stock, at cost ..............................       (26,959)             --                 --         (26,959)
                                                               --------       ---------           --------       ---------

   Total stockholders' equity (deficit) .................       (10,342)         25,409            (27,535)        (12,468)
                                                               --------       ---------           --------       ---------

Total liabilities and stockholders' equity
      (deficit)..........................................      $154,198       $  52,202           $(42,277)      $ 164,123
                                                               ========       =========           ========       =========

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                           DECEMBER 31, 1999, Restated
                                 (In thousands)

                                                             Parent         Guarantor
                                                            Company       Subsidiaries       Eliminations     Consolidated
                                                            -------       ------------       ------------     ------------
                                                             ASSETS
Current assets:
      Cash and cash equivalents ........................    $    215        $   3,025          $     --         $   3,240
      Accounts receivable, net .........................      25,526           10,023            (9,116)           26,433
      Inventories, net .................................      31,920           18,199            (2,662)           47,457
      Other current assets .............................       2,883            3,450                --             6,333
                                                            --------        ---------          --------         ---------

      Total current assets .............................      60,544           34,697           (11,778)           83,463

Property, plant and equipment, net .....................      36,228           12,580                --            48,808
Goodwill and other intangibles, net ....................       5,104           16,022                --            21,126
Investment in and advances to/from
      subsidiaries .....................................      51,704          (14,448)          (37,256)               --
Other long-term assets .................................       5,019              103                --             5,122
                                                            --------        ---------          --------         ---------

      Total assets .....................................    $158,599        $  48,954          $(49,034)        $ 158,519
                                                            ========        =========          ========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt ................    $  3,493        $     812          $     --         $   4,305
      Accounts payable .................................       7,775            8,300            (5,063)           11,012
      Accrued liabilities ..............................      16,582            4,072                --            20,654
                                                            --------        ---------          --------         ---------

      Total current liabilities ........................      27,850           13,184            (5,063)           35,971

Long-term debt .........................................     130,716           16,371           (13,772)          133,315
Other long-term liabilities ............................          --            2,566                               2,566
                                                            --------        ---------          --------         ---------

      Total liabilities ................................     158,566           32,121           (18,835)          171,852

Stockholders' equity (deficit):
      Common stock .....................................          20           23,248           (23,248)               20
      Additional paid-in capital .......................       2,939              311              (311)            2,939
      Accumulated other comprehensive (loss) ...........          --           (6,996)               --            (6,996)
      Retained earnings (deficit) ......................      22,607              270            (6,640)           16,237
      Treasury stock, at cost ..........................     (25,533)              --                --           (25,533)
                                                            --------        ---------          --------         ---------

      Total stockholders' equity (deficit) .............          33           16,833           (30,199)          (13,333)
                                                            --------        ---------          --------         ---------

Total liabilities and stockholders' equity
      (deficit).........................................    $158,599        $  48,954          $(49,034)        $ 158,519
                                                            ========        =========          ========         =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED DECEMBER 31, 2000
                                (In thousands)

                                                             Parent         Guarantor
                                                            Company       Subsidiaries      Eliminations    Consolidated
                                                            -------       ------------      ------------    ------------
Sales                                                      $ 195,718        $ 63,090         $  (14,847)      $ 243,961
Cost of sales ........................................       151,773          48,810            (15,879)        184,704
                                                           ---------        --------         ----------       ---------

      Gross profit ...................................        43,945          14,280              1,032          59,257

Selling, general and administrative expenses..........        26,116          13,954                 --          40,070
                                                           ---------        --------         ----------       ---------

      Operating income (loss) ........................        17,829             326              1,032          19,187

Interest expense .....................................       (14,626)           (371)                --         (14,997)
Other income (expense) ...............................           135             304                 --             439
                                                           ---------        --------         ----------       ---------

Income before income taxes ...........................         3,338             259              1,032           4,629
Provision (benefit) for income taxes .................             3            (571)                --            (568)
                                                           ---------        --------         ----------       ---------
Income before equity in income of
      Consolidated subsidiaries ......................         3,335             830              1,032           5,197
Equity in income of consolidated subsidiaries.........           830              --               (830)             --
                                                           ---------        --------         ----------              --

Net income ...........................................     $   4,165        $    830         $      202       $   5,197
                                                           =========        ========         ==========       =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1999, Restated
                                (In thousands)


                                                             Parent         Guarantor
                                                            Company       Subsidiaries      Eliminations   Consolidated
                                                            -------       ------------      ------------   ------------
Sales                                                      $ 185,612         $ 57,019       $ (13,421)       $ 229,210
Cost of sales ..........................................     144,395           46,101         (10,569)         179,927
                                                           ---------         --------       ---------        ---------

      Gross profit .....................................      41,217           10,918          (2,852)          49,283

Selling, general and administrative expenses............      23,571           15,098              --           38,669
                                                           ---------         --------       ---------        ---------

      Operating income (loss) ..........................      17,646           (4,180)         (2,852)          10,614

Interest expense .......................................     (14,378)            (390)             --          (14,768)
Other income (expense) .................................         494              (17)             --              477
                                                           ---------         --------       ---------        ---------

Income (loss) before income taxes ......................       3,762           (4,587)         (2,852)          (3,677)
Provision (benefit) for income taxes ...................         (27)            (309)             --             (336)
                                                           ---------         --------       ---------        ---------
Income (loss) before equity in income of
      Consolidated subsidiaries ........................       3,789           (4,278)         (2,852)          (3,341)
Equity in income of consolidated subsidiaries...........      (4,278)              --           4,278               --
                                                           ---------         --------       ---------        ---------

Net income (loss) ......................................   $    (489)        $ (4,278)      $   1,426        $  (3,341)
                                                           =========         ========       =========        =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    YEAR ENDED DECEMBER 31, 1998, Restated
                                (In thousands)

                                                             Parent         Guarantor
                                                            Company       Subsidiaries     Eliminations     Consolidated
                                                            -------       ------------     ------------     ------------
Sales                                                      $ 232,186         $ 48,121       $ (10,180)        $ 270,127
Cost of sales .........................................      178,314           38,978          (8,056)          209,236
                                                           ---------         --------       ---------         ---------

      Gross profit ....................................       53,872            9,143          (2,124)           60,891

Selling, general and administrative expenses...........       36,086           14,159              --            50,245
                                                           ---------         --------       ---------         ---------

      Operating income (loss) .........................       17,786           (5,016)         (2,124)           10,646

Interest expense ......................................      (11,371)          (1,575)             --           (12,946)
Other income (expense) ................................        1,054               63              --             1,117
                                                           ---------         --------       ---------         ---------

Income (loss) before income taxes .....................        7,469           (6,528)         (2,124)           (1,183)
Provision (benefit) for income taxes ..................          280             (540)             --              (260)
                                                           ---------         --------       ---------         ---------
Income (loss) before equity in income of
      Consolidated subsidiaries .......................        7,189           (5,988)         (2,124)             (923)
Equity in income of consolidated subsidiaries .........       (5,988)              --           5,988                --
                                                           ---------         --------       ---------         ---------

Net income (loss) .....................................    $   1,201         $ (5,988)      $   3,864         $    (923)
                                                           =========         ========       =========         =========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 2000
                                (In thousands)


                                                           Parent         Guarantor
                                                           Company        Subsidiaries         Eliminations     Consolidated
                                                           -------        ------------         ------------     ------------
Cash flows from operating activities ..................     $ 4,610           $ 4,905             $    --          $  9,515
                                                            -------           -------             -------          --------
Cash flows from investing activities:
      Capital expenditures ............................     (5,747)             (504)                  --           (6,251)
      Other  ..........................................         283                82                  --              365
                                                            -------           -------             -------          --------
      Net cash used in investing
      Activities ......................................     (5,464)             (422)                  --           (5,886)
                                                            -------           -------             -------          --------
Cash flows from financing activities:
      Net payments on debt ............................       2,195           (3,335)                  --           (1,140)
      Other  ..........................................     (1,536)           (1,388)                  --           (2,924)
                                                            -------           -------             -------          --------
      Net cash provided by (used in) financing
      Activities ......................................         659           (4,723)                  --           (4,064)
                                                            -------           -------             -------          --------

Effect of exchange rate changes on cash................          --             (126)                  --             (126)
                                                            -------           -------             -------          --------
Change in cash and cash equivalents ...................       (195)             (366)                  --             (561)

Cash and cash equivalents, beginning of period.........       1,058             2,182                  --             3,240
                                                            -------           -------             -------          --------
Cash and cash equivalents, end of period ..............      $  863          $  1,816                  --          $  2,679
                                                            =======           =======             =======          ========

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1999, Restated
                                 (In thousands)


                                                         Parent         Guarantor
                                                        Company        Subsidiaries         Eliminations     Consolidated
                                                        -------        ------------         ------------     ------------
Cash flows from operating activities ................      $ 11,413         $ (1,615)             $    --          $  9,798
                                                           --------         ---------             -------          --------

Cash flows from investing activities:
      Capital expenditures ..........................       (7,728)                --                  --           (7,728)
      Other  ........................................         1,182               334                  --            1,516
                                                           --------         ---------             -------          --------
      Net cash provided by (used in) investing
      Activities ....................................       (6,546)               334                               (6,212)
                                                           --------         ---------             -------          --------
Cash flows from financing activities:
      Advances (to) from affiliates .................       (4,354)             4,354                  --                --
      Net payments on debt ..........................         (472)           (1,160)                  --           (1,632)
      Other  ........................................           638               299                  --              937
                                                           --------         ---------             -------          --------

      Net cash provided by (used in) financing
      Activities ....................................       (4,188)             3,493                  --             (695)
                                                           --------         ---------             -------          --------

Effect of exchange rate changes on cash..............            --             (843)                  --             (843)
                                                           --------         ---------             -------          --------
Change in cash and cash equivalents .................           679             1,369                  --             2,048
Cash and cash equivalents, beginning of period.......           379               813                  --             1,192
                                                           --------         ---------             -------          --------
Cash and cash equivalents, end of period ............      $  1,058          $  2,182                  --          $  3,240
                                                           ========         =========             =======          ========

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1998, Restated
                                 (In thousands)


                                                         Parent         Guarantor
                                                         Company        Subsidiaries         Eliminations     Consolidated
                                                         -------        ------------         ------------     ------------
Cash flows from operating activities .................      $ 6,493         $ (2,863)             $    --          $  3,630
                                                           --------         ---------             -------          --------

Cash flows from investing activities:
      Capital expenditures ...........................     (12,974)           (4,990)                  --          (17,964)
      Other  .........................................        1,682          (13,409)                  --          (11,727)
                                                           --------         ---------             -------          --------

      Net cash used in investing
      Activities .....................................     (11,292)          (18,399)                  --          (29,691)
                                                           --------         ---------             -------          --------
Cash flows from financing activities:
      Advances (to) from affiliates ..................     (24,531)            24,531                  --                --
      Net borrowings (payments) on debt ..............       18,332           (2,662)                  --            15,670
      Dividends ......................................      (6,426)                --                  --           (6,426)
      Other  .........................................        (374)                --                  --             (374)
                                                           --------         ---------             -------          --------
      Net cash provided by (used in) financing
      Activities .....................................     (12,999)            21,869                  --             8,870
                                                           --------         ---------             -------          --------
Effect of exchange rate changes on cash...............           --             (189)                  --             (189)
                                                           --------         ---------             -------          --------
Change in cash and cash equivalents ..................     (17,798)               418                  --          (17,380)
Cash and cash equivalents, beginning of period........       18,177               395                  --            18,572
                                                           --------         ---------             -------          --------
Cash and cash equivalents, end of period .............       $  379            $  813                  --          $  1,192
                                                           ========         =========             =======          ========

19.  Subsequent Event

     On January 2, 2001, the Company purchased certain assets including inventory, specialized equipment, patents and trademarks of the FFI Corporation ("FFI"), for approximately $6.9 million. FFI is a manufacturer of grain drying equipment located in Indianapolis, Indiana. The purchase of inventory was structured as a consignment arrangement to allow the Company to purchase the inventory as title is taken over the first two quarters of 2001. The transaction will be recorded in accordance with the purchase method of accounting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Not applicable.



                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:

                   Name                     Age              Office
                   ----                     ---              ------
Craig Sloan..............................    50    Chief Executive Officer and Director
Jorge Andrade............................    49    President, Chief Operating Officer and Director
Howard G. Buffett........................    46    Chairman of the Board of Directors
Russell C. Mello.........................    39    Senior Vice President - Finance,  Secretary and Treasurer
Eugene A. Wiseman........................    51    President of GSI Division
Allen A. Deutsch.........................    50    President of AP Division
Christopher V. van Rossem................    45    President of Cumberland Division

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

     Howard G. Buffett joined the Company in September 1995. Mr. Buffett has been Chairman of the Board since June 1996. From September 1995 to June 1996, he served as President of International Operations. Mr. Buffett has been a
Director of the Company since September 1995.   From February 1992 to July 1995,
he served as a member of the Board of Directors, Corporate Officer and Assistant to the Chairman of the Archer-Daniels-Midland Company, a leading world food processor. Mr. Buffett currently serves on the corporate boards of Berkshire Hathaway, Inc., an investment holding company; Coca-Cola Enterprises, Inc., the largest Coca-Cola bottler in the world; and Lindsay Manufacturing, a world wide leader in the manufacturing of agricultural irrigation products.

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

     Christopher V. van Rossem joined the Company in October 1993. Mr. van Rossem has been President of the Cumberland Division since 1995. From October 1993 to December 1994, he served as Vice-President of the Cumberland Division. Mr. van Rossem also serves as Director of Corporate International Operations. From June 1989 to October 1993, he served as Sales Manager of Chick Master Incubator Co., an international manufacturer of high-capacity incubators for poultry, where he managed the company's United States and Canadian sales department.

     The Company's bylaws provide that the number of directors shall be three. Each director is elected to serve until the next annual meeting and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Executive officers are elected by the Board of Directors and serve until their successors have been elected and qualified or until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2000 of the Company's Chief Executive Officer and the other five most highly compensated executive officers of the Company (the "Named Executives").

                          SUMMARY COMPENSATION TABLE

                                                                                                                     All Other
              Name & Principal Position                   Year                   Annual Compensation               Compensation(1)
              -------------------------                   ----                   -------------------               ---------------
                                                                            Salary                 Bonus
                                                                      -----------------     -----------------
Craig Sloan..........................................     2000            $407,515                 $    --             $ 6,680
 Chief Executive Officer and Director                     1999            $391,000                 $    --             $14,784
                                                          1998            $391,000                 $    --             $ 1,444

Jorge Andrade........................................     2000            $316,515                 $    --             $ 6,268
 President, Chief Operating Officer and Director          1999            $300,000                 $    --             $ 6,513
                                                          1998            $300,000                 $    --             $   999

Howard G. Buffett....................................     2000            $316,515                 $    --             $ 5,838
 Chairman of the Board                                    1999            $300,000                 $    --             $ 4,832
                                                          1998            $300,000                 $    --             $    --

Eugene A. Wiseman....................................     2000            $130,000                 $14,387             $    --
 President of GSI Division                                1999            $100,000                 $28,159             $    --
                                                          1998            $ 90,000                 $22,821             $    --

Allen A. Deutsch.....................................     2000            $130,000                 $10,532             $    --
 President of AP Division                                 1999            $130,000                 $23,812             $    --
                                                          1998            $110,000                 $15,321             $    --

Christopher van Rossem...............................     2000            $130,000                 $ 9,868             $    --
 President of Cumberland Division                         1999            $130,000                 $ 3,812             $    --
                                                          1998            $130,000                 $19,572             $    --

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

  The employment agreement of each Executive will terminate as of the earliest of: (i) twelve months after the date the Company gives the executive notice of termination; (ii) the last day of the month in which the Executive's death occurs; (iii) ninety days after the date the Company gives the Executive notice of termination, if such termination is for cause or due to the Executive being permanently disabled; or (iv) the day on which the Executive gives notice of his resignation from the Company. The Company may not terminate an Executive, with or without cause, unless such termination has been authorized by a resolution adopted by the Board at a meeting duly called and held, and where the Executive is given prior written notice of the basis for his termination and an opportunity to be heard by the Board at such meeting. In addition, the Executive may not be terminated for cause unless: (i) the Company has followed the foregoing procedures and (ii) the Executive is given an opportunity to cure any of the actions or omissions which form the basis for his termination within 30 days of the adoption of the Board resolution described above. If employment is terminated for any reason other than for cause, the Executive will receive eighteen months salary at the Executive's then-current rate.

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

Compensation Committee Interlocks and Insider Participation

  The Company did not have a Compensation Committee during 2000. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2000. See "Certain Relationships and Related Transactions." During 2000, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information as of March 1, 2001 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more that 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.

                                                                                                    Non-Voting
                                                            Voting Common Stock                   Common Stock(2)
                                                       ------------------------------      ------------------------------
                                                         Number of      Percentage of          Number of    Percentage of
        Name and Address of Beneficial Owner              Shares            Voting              Shares        Non-Voting
        -----------------------------------               ------            ------              ------        ----------
Craig Sloan (1)......................................      1,175,000          74.60%              69,874          34.94%
Jorge Andrade (1)....................................        300,000          19.05%                  --             --
Howard G. Buffett (1)(3).............................        100,000           6.35%                  --             --
Eugene A. Wiseman (1)................................             --             --               15,773           7.89%
Allen A. Deutsch (1).................................             --             --               15,773           7.89%
Christopher van Rossem (1)...........................             --             --               15,773           7.89%
Directors and executive officers as a group
  (7 persons in group)...............................      1,575,000         100.00%             129,023          64.51%

(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.
(2)  The Company has 200,000 shares of non-voting common stock outstanding.
(3)  Includes 20,000 shares held by a trust.

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

  The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of Craig Sloan. Such transactions generally consist of sales of grain equipment and amounted to $221,235 for 2000. The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc. will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.

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

(b)     Reports on Form 8-K:

           The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 2000.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on March 1, 2001.

                                             The GSI Group, Inc.

                                             By: /s/ Craig Sloan
                                               --------------------------
                                                     Craig Sloan
                                                 Director and Chief
                                                  Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 1, 2001.

                Signature                                          Title
                ---------                                          -----

          /s/ Craig Sloan                 Director and Chief Executive Officer
-----------------------------------        (Principal Executive Officer)
             Craig Sloan

          /s/ Jorge Andrade               Director and Chief Operating Officer
-----------------------------------
             Jorge Andrade

          /s/ Howard G. Buffett           Chairman of the Board of Directors
-----------------------------------
             Howard G. Buffett

          /s/ Russell  C. Mello           Senior Vice President - Finance,
-----------------------------------        Secretary and Treasurer (Principal
             Russell  C. Mello             Financial Officer)

                               INDEX TO EXHIBITS


 Exhibit
   No.                             Document Description
----------                         --------------------

   1.1** Stock Purchase Agreement, dated June 30, 1998, by and among Cumberland do Brasil Ltda., Avemarau Equipamentos Agricolas Ltda. And the stockholders of Avemarau Equipamentos Agricolas Ltda.

   1.2** Agreement for Non-Competition, dated June 30, 1998, by and among the stockholders of Avemarau Equipamentos Agricolas Ltda. And The GSI Group, Inc.

    2.1* Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997

    2.2*    By-Laws of The GSI Group, Inc.

    3.1* Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.

    3.2* First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.

    3.3* Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.

    3.5* Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.

  4.1*** Fourth Amended and Restated Loan and Security Agreement, dated February 4, 1999, between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

    4.2* First Amendment to Stock Restriction and Cross-Purchase Agreement, dated July 15, 1996, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

    4.3* Second Amendment to Stock Restriction and Cross-Purchase Agreement, dated as of October 2, 1997, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

  4.4+++ Letter Agreement dated as of October 27, 1999 among John C. Sloan, Jorge Andrade and Howard Buffett

  4.5+++ Amendment to Addendum dated September 30, 1999 by and between The GSI Group and Fleet Capital Corporation relating to a certain Master Lease Agreement for machinery and equipment.

  4.6+++ Letter of Credit Amendment to the Master Lease Agreement by and between The GSI Group, Inc. and Fleet Capital Corporation.

    4.7* Lease with Option to Purchase, dated July 12, 1996, between The GSI Group, Inc. and Edgar County Bank & Trust Company, as Trustee for Trust No. 455-232 relating to property located in Paris, Illinois.

    4.8* Agreement, dated April 9, 1997, between GSI/Cmberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd. relating to property located in Penang, Malaysia.

   4.9++ First Amendment to Fourth Amended and Restated Loan and Security Agreement dated as of July 6, 1999 by and among The GSI Group, Inc. and LaSalle Bank National Association.

     4.10+ Amended and Restated Employment Agreement, dated as of March 18, 1999, between The GSI Group, Inc. and John Funk.

     4.11+ Amended and Restated Stock Restriction and Buy-Sell Agreement, dated March 18, 1999, by and among Jorge Andrade, Howard Buffett, John Funk, John C. Sloan and The GSI Group, Inc.

     4.12+ Stockholder Agreement dated March 18, 1999 between The GSI Group, Inc., Jorge Andrade, Howard Buffett, John Funk and John C. Sloan.

     4.13+ Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting dated as of March 31, 1999 by and among The GSI Group, Inc., Jorge Andrade, Howard Buffett, John Funk, John C. Sloan and the nonvoting shareholders of The GSI Group, Inc.

     4.14* Stock Restriction and Cross-Purchase Agreement, dated June 6, 1996, among John C. Sloan, Jorge Andrade, John Funk and Howard Buffett.

     4.15* Guaranty, dated November 26, 1997, executed by The GSI Group, Inc. in favor of Mercantile Bank National Association.

       5.1 Amended and Restated Employment Agreement, dated as of August 30, 2000, between The GSI Group, Inc. and John C. Sloan.

       5.2 Amended and Restated Employment Agreement, dated as August 30, 2000, between The GSI Group, Inc. and Jorge Andrade.

       5.3 Amended and Restated Employment Agreement, dated as of August 30, 2000, between The GSI Group, Inc. and Howard Buffett.

      12.1  Computation of Ratio of Earnings to Fixed Charges.

      13.1  Preferability Letter

      21.1  List of Subsidiaries of The GSI Group, Inc.

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

   The Company did not send an annual report or proxy statement to security holders covering 2000.