Form 10-Q
period 2001-03-30
GSI GROUP INC
filed 2001-05-09
CIK 1050925

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

                 For the Quarterly Period Ended March 30, 2001

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of May 4, 2001.

================================================================================

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I - Financial Information
     Item 1.    Financial Statements
                    Balance Sheets                                                                     3
                    Statements of Operations                                                           4
                    Statements of Cash Flows                                                           5
                    Notes to Financial Statements                                                      6
     Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations.................................................................        12
     Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....................        14

PART II - Other Information
     Item 1.    Legal Proceedings.............................................................        16
     Item 2.    Changes in Securities and Use of Proceeds.....................................        *
     Item 3.    Defaults Upon Senior Securities...............................................        *
     Item 4.    Submission of Matters to a Vote of Security Holders...........................        *
     Item 5.    Other Information.............................................................        *
     Item 6.    Exhibits and Reports on Form 8-K..............................................        16


______________________

* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                                        March 30,         December 31,
                                   Assets                                                  2001               2000
                                   ------
Current Assets:
 Cash and cash equivalents.....................................................          $  2,603           $  2,679
 Accounts receivable, net......................................................            27,518             29,120
 Inventories, net..............................................................            66,395             55,780
 Prepaids......................................................................             2,256              2,344
 Other.........................................................................             2,990              3,817
                                                                                         --------           --------
   Total current assets........................................................           101,762             93,740
                                                                                         --------           --------
Notes Receivable...............................................................                59                 59
                                                                                         --------           --------
Property, Plant and Equipment, net.............................................            46,268             47,063
                                                                                         --------           --------
Other Assets:
 Goodwill and other intangible assets, net.....................................            16,561             15,983
 Other.........................................................................             6,295              7,278
                                                                                         --------           --------
   Total other assets..........................................................            22,856             23,261
                                                                                         --------           --------
   Total assets................................................................          $170,945           $164,123
                                                                                         ========           ========

                        Liabilities and Stockholders' Deficit
                        -------------------------------------
Current Liabilities:
 Accounts payable..............................................................          $ 13,974           $ 15,687
 Accrued interest..............................................................             4,973              2,105
 Other accrued expenses........................................................            13,726             13,101
 Customer deposits.............................................................             8,806              7,018
 Current maturities of long-term debt..........................................            43,466              6,074
                                                                                         --------           --------
   Total current liabilities...................................................            84,945             43,985
                                                                                         --------           --------
Long-Term Debt, less current maturities........................................           100,546            130,870
                                                                                         --------           --------
Deferred Income Taxes..........................................................             1,750              1,736
                                                                                         --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
  issued 6,633,652 shares; outstanding 1,800,000 shares).......................                16                 16
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
  issued 1,059,316 shares; outstanding 200,000 shares).........................                 2                  2
 Paid-in capital...............................................................             3,006              3,006
 Accumulated other comprehensive loss (cumulative currency translation
  adjustment)..................................................................            (9,194)            (8,105)
 Retained earnings.............................................................            16,833             19,572
 Treasury stock, at cost, voting (5,058,652 shares)............................           (26,950)           (26,950)
 Treasury stock, at cost, nonvoting (859,316 shares)...........................                (9)                (9)
                                                                                         --------           --------
   Total stockholders' deficit.................................................           (16,296)           (12,468)
                                                                                         --------           --------
   Total liabilities and stockholders' deficit.................................          $170,945           $164,123
                                                                                         ========           ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                                                   Three Fiscal Months Ended
                                                                   -------------------------
                                                                   March 30,      March 31,
                                                                      2001           2000
                                                                   ----------     ----------
Sales..........................................................    $   44,969     $   49,016

Cost of sales..................................................        33,715         38,666

      Gross profit.............................................        11,254         10,350

Selling, general and administrative expenses...................         9,815          8,790
Amortization expense...........................................           438            335
                                                                   ----------     ----------
   Total operating expenses....................................        10,253          9,125
                                                                   ----------     ----------

Operating income...............................................         1,001          1,225

Other income (expense):
   Interest expense............................................        (3,679)        (3,580)
   Other, net..................................................           119             94
                                                                   ----------     ----------

      Loss before income tax benefit...........................        (2,559)        (2,261)
                                                                   ----------     ----------

Income tax benefit.............................................          (189)          (111)
                                                                   ----------     ----------

      Net loss.................................................    $   (2,370)    $   (2,150)
                                                                   ----------     ----------


Basic and diluted loss per share...............................        $(1.34)    $    (1.08)
                                                                   ----------     ----------

Weighted average common shares outstanding.....................     1,775,000      2,000,000
                                                                   ==========     ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Three Fiscal Months Ended
                                                                                     ---------------------------
                                                                                     March 30,          March 31,
                                                                                        2001              2000
                                                                                     --------           --------
Cash Flows From Operating Activities:
 Depreciation and amortization expense......................................            2,262              2,328
 Other......................................................................           (6,245)              (918)
                                                                                     --------           --------
      Net cash flows provided by (used in) operating activities.............           (3,983)             1,410
                                                                                     --------           --------


Cash Flows From Investing Activities:
 Capital expenditures.......................................................           (1,496)            (2,356)
 Proceeds from sale of fixed assets.........................................               88                160
 Other......................................................................           (1,231)               290
                                                                                     --------           --------
      Net cash flows used in investing activities...........................           (2,639)            (1,906)
                                                                                     --------           --------

Cash Flows From Financing Activities:
 Proceeds from shareholder loan.............................................              150                 --
 Payments on shareholder loan...............................................             (400)                --
 Payments on long-term debt.................................................           (1,782)            (1,818)
 Net borrowings under line-of-credit agreement..............................            9,000                900
 Dividends..................................................................             (369)                --
 Contributed capital........................................................               --                 60
 Other......................................................................               44                299
                                                                                     --------           --------
      Net cash flows provided by (used in) financing activities.............            6,643               (559)
                                                                                     --------           --------

Effect of Exchange Rate Changes on Cash.....................................              (97)                62

Decrease In Cash and Cash Equivalents.......................................         $    (76)          $   (993)
Cash and Cash Equivalents, beginning of period..............................            2,679              3,240
                                                                                     --------           --------
Cash and Cash Equivalents, end of period....................................         $  2,603           $  2,247
                                                                                     ========           ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     THE GSI GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2000 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 30, 2001 and the results of operations for the three months ended March 30, 2001 and cash flows for the three months ended March 30, 2001. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the three month period ended March 30, 2001 are not necessarily indicative of the operating results for the full year.


2. Acquisition

     On January 2, 2001, the Company purchased certain assets including inventory, specialized equipment, patents, trademarks, goodwill and customer lists, of the FFI Corporation ("FFI"), for approximately $6.2 million. FFI was a manufacturer of grain drying equipment located in Indianapolis, Indiana. Approximately $1.0 million of this $6.2 million purchase price relates to inventory to which FFI is retaining title in the ordinary course of business until the second quarter of 2001, at which time the Company will purchase this remaining inventory. The transaction was recorded in accordance with the purchase method of accounting and accordingly, the acquired assets have been recorded at their estimated fair market values at the date of acquisition. The intangible assets totaling $1.3 million, including patents, trademarks, goodwill and customer lists, are being amortized on a straight line basis over the assets estimated useful life ranging from 10-20 years. The purchase price allocation is based on a preliminary estimate of fair values.

3. Comprehensive Loss

     The components of comprehensive loss for the periods presented are as follows (in thousands):

                                                                  March 30,             March 31,
                                                                    2001                  2000
                                                              ---------------       ---------------
     Net loss...........................................              $(2,370)              $(2,150)
     Cumulative currency translation adjustment.........
                                                                       (1,089)                  694
                                                              ---------------       ---------------
       Comprehensive loss...............................              $(3,459)              $(1,456)
                                                              ===============       ===============

4.  Detail Of Certain Assets

                                                                     March 30,        December 31,
                                                                       2001               2000
                                                                       ----               ----
                                                                           (In thousands)
Inventories
             Raw materials.....................................    $     21,548       $     20,615
             Work-in-process...................................          17,971             18,094
             Finished goods....................................          27,288             17,153
                                                                   ------------       ------------
                                                                         66,807             55,862
             LIFO Reserve                                                   (82)               (82)
                                                                   ------------       ------------
             Total.............................................    $     66,725       $     55,780
                                                                   ============       ============

5. Supplemental Cash Flow Information

       The Company paid approximately $0.6 million and $0.5 million in interest during the quarters ended March 30, 2001 and March 31, 2000, respectively. The Company paid no income taxes during the first quarters of 2001 and 2000.

6. Long-Term Debt

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of March 30, 2001.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance
with the covenants under the Credit Facility as of March 30, 2001.   The Credit
Facility expires in February 2002. Accordingly, all borrowings under the Credit Facility are classified in the current maturities of long-term debt. The Company is negotiating an extension of the Credit Facility.

7. Commitments and Contingencies

     Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain drying and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $3.6 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $3.6 million and are expected to be collected through the year 2002.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of March 30, 2001. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2001.

8. Business Segment

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first quarters of 2001 and 2000 are as shown in the table below (in thousands).

                                                                March 30,      March 31,
                                                                  2001           2000
                                                                -------        -------
               Grain product line.......................        $24,015        $26,252
               Swine product line.......................         10,340          9,311
               Poultry product line.....................         10,614         13,453
                                                                -------        -------
                    Sales...............................        $44,969        $49,016
                                                                =======        =======

     For the first quarters of 2001 and 2000, sales in Brazil were $3.6 million and $4.9 million, respectively. Long-lived assets in Brazil were $3.5 million at March 30, 2001.

9. Guarantor Subsidiaries

     The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd., Agromarau Industria e Comercio Ltda., GSI Agricultural Equipment Shanghai co. Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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

              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 30, 2001
                                (In thousands)

                                                                      Parent        Guarantor
                                                                     Company      Subsidiaries     Eliminations    Consolidated
                                                                     -------      ------------     ------------    ------------
                                                               ASSETS
Current assets:
     Cash and cash equivalents...................................   $     177       $   2,426       $      --        $   2,603
     Accounts receivable, net....................................      22,073          10,675          (5,230)          27,518
     Inventories, net............................................      49,864          17,047            (516)          66,395
     Other current assets........................................       2,716           2,530              --            5,246
                                                                    ---------       ---------       ---------        ---------

     Total current assets........................................      74,830          32,678          (5,746)         101,762

Property, plant and equipment, net...............................      35,736          10,532              --           46,268
Goodwill and other  intangible  assets, net......................       3,010          13,551              --           16,561
Investment in and advances to/from subsidiaries..................      47,448          (7,716)        (39,732)              --
Other long-term assets...........................................       6,279              75              --            6,354
                                                                    ---------       ---------       ---------        ---------

     Total assets................................................   $ 167,303       $  49,120       $ (45,478)       $ 170,945
                                                                    =========       =========       =========        =========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt...........................   $  42,294       $   1,172       $      --        $  43,466
     Accounts payable............................................      12,100           7,104          (5,230)          13,974
     Accrued liabilities.........................................      22,053           5,452              --           27,505
                                                                    ---------       ---------       ---------        ---------

     Total current liabilities...................................      76,447          13,728          (5,230)          84,945

Long-term debt...................................................      97,816          12,522          (9,792)         100,546
Other long-term liabilities......................................         142           1,608              --            1,750
                                                                    ---------       ---------       ---------        ---------

     Total liabilities...........................................     174,405          27,858         (15,022)         187,241

Stockholders' equity (deficit):
     Common stock................................................          18          23,526         (23,526)              18
     Additional paid-in capital..................................       3,006             305            (305)           3,006
     Accumulated other comprehensive loss........................          --          (9,194)             --           (9,194)
     Retained earnings (deficit).................................      16,833           6,625          (6,625)          16,833
     Treasury stock, at cost.....................................     (26,959)             --              --          (26,959)
                                                                    ---------       ---------       ---------        ---------

     Total stockholders' equity (deficit)........................      (7,102)         21,262         (30,456)         (16,296)
                                                                    ---------       ---------       ---------        ---------

Total liabilities and stockholders' equity (deficit).............   $ 167,303       $  49,120       $ (45,478)       $ 170,945
                                                                    =========       =========       =========        =========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   THREE FISCAL MONTHS ENDED MARCH 30, 2001
                                (In thousands)

                                                                        Parent        Guarantor
                                                                       Company      Subsidiaries     Eliminations     Consolidated
                                                                       -------      ------------     ------------     ------------
Sales..............................................................   $ 37,221        $ 11,829         $ (4,081)        $ 44,969
Cost of sales......................................................     28,915           8,931           (4,131)          33,715
                                                                      --------        --------         --------         --------
     Gross profit..................................................      8,306           2,898               50           11,254

Selling, general and administrative expenses.......................      6,864           3,389               --           10,253
                                                                      --------        --------         --------         --------

     Operating income (loss).......................................      1,442            (491)              50            1,001

Interest expense...................................................     (3,569)           (110)              --           (3,679)
Other income.......................................................         33              86               --              119
                                                                      --------        --------         --------         --------

Loss before income taxes...........................................     (2,094)           (515)              50           (2,559)
Provision (benefit) for income taxes...............................         28            (217)              --             (189)
                                                                      --------        --------         --------         --------
Loss before equity in income of consolidated subsidiaries..........     (2,122)           (298)              50           (2,370)
Equity in loss of consolidated subsidiaries........................       (298)             --              298               --
                                                                      --------        --------         --------         --------

Net loss...........................................................   $ (2,420)       $   (298)        $    348         $ (2,370)
                                                                      ========        ========         ========         ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE FISCAL MONTHS ENDED MARCH 30, 2001
                                (In thousands)

                                                                           Parent      Guarantor
                                                                          Company     Subsidiaries     Eliminations     Consolidated
                                                                          -------     ------------     ------------     ------------
Cash flows used in operating activities...............................   $ (2,796)     $  (1,187)        $      --       $  (3,983)
                                                                         --------      ---------         ---------       ---------
Cash flows from investing activities:
   Capital  expenditures and proceeds from sales of fixed assets......     (1,690)           194                --          (1,496)
   Other..............................................................     (1,410)           267                --          (1,143)
                                                                         --------      ---------         ---------       ---------

   Net cash provided by (used in) investing activities................     (3,100)           461                --          (2,639)
                                                                         --------      ---------         ---------       ---------
Cash flows from financing activities:
   Net borrowings (payments) on debt..................................      7,122           (154)               --           6,968
   Other..............................................................     (1,069)           744                --            (325)
                                                                         --------      ---------         ---------       ---------

   Net cash provided by financing activities..........................      6,053            590                --           6,643
                                                                         --------      ---------         ---------       ---------

Effect of exchange rate changes on cash...............................         --            (97)               --             (97)

Change in cash and cash equivalents...................................        157           (233)               --             (76)

Cash and cash equivalents, beginning of period........................         20          2,659                --           2,679
                                                                         --------      ---------         ---------       ---------

Cash and cash equivalents, end of period..............................   $    177      $   2,426                --       $   2,603
                                                                         ========      =========         =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 1 hereof.


General

  The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past has impacted sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. However, the Company believes that low swine prices and environmental regulations will for the foreseeable future continue to effect negatively the sales of its swine equipment, and, therefore, its overall results of operations and financial condition. The Company is expected to continue to experience weakening demand in the U.S. and South American poultry equipment markets due to over capacity and uncertain economic conditions, which the Company believes could negatively impact the results of certain divisions in the foreseeable future.

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

  The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 2001 and 2000, the Company's international sales accounted for 31% and 34% of net sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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



Results of Operations

Three Months Ended March 30, 2001 Compared to Three Months Ended March 31,2000

  Net sales decreased 8.3% or $4.0 million to $45.0 million in the first quarter of 2001 compared to $49.0 million in the first quarter of 2000. This decrease was driven by a weaker domestic and Brazilian poultry market. Grain equipment sales were also lower due to an early winter promotional program that shifted sales to the fourth quarter of 2000.

  Gross profit increased to $11.3 million in the first quarter of 2001 or 25.0% of net sales from $10.4 million or 21.1% of net sales in the same period of 2000. This increase was a result of decreased product costs.

  Operating expenses increased 12.4% or $1.1 million to $10.3 million in the first quarter of 2001 from $9.1 million in the same period of 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition anticipated to occur during the second and third quarters of 2001. These integration costs included the establishment of a FFI sales office and sales force in Indianapolis.

  Operating income decreased 18.3% to $1.0 million in the first quarter of 2001 from $1.2 million in the first quarter of 2000. This decrease was attributable to the decrease in sales and an increase in operating expenses.

  Interest expense was essentially flat for the first quarter of 2001 as compared to the first quarter of 2000.

  Net loss increased $0.2 million to a loss of $2.4 million for the first quarter of 2001 from a loss of $2.2 million in the same period of 2000.


Liquidity and Capital Resources

  The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

  As of March 30, 2001, the Company had $16.8 million of working capital, a decrease of $32.9 million from working capital as of December 31, 2000. The decrease in working capital was primarily due to the reclassification of borrowings under the Credit Facility from long term debt to current liabilities because the Credit Facility is expiring in February of 2002.

  Operating activities used $4.0 million and provided $1.4 million in cash flow in the first quarters of 2001 and 2000, respectively. This $5.4 million decrease in cash flow was primarily the result of an increase in inventory and a decrease of accounts payable of $10.0 million, partially offset by a decrease in accounts receivable and an increase in customer deposits of $4.6 million compared to the first quarter of 2000.

  Investing activities used $2.6 million and $1.9 million in cash flow in the first quarters of 2001 and 2000, respectively. The cash was used primarily for machinery and equipment purchases. The $0.7 million increase in cash used in investing activities was partially a result of the purchase of intangible assets, which was financed through borrowings under the Credit Facility.

  Financing activities provided $6.6 million and used $0.6 million in cash flow in the first quarters of 2001 and 2000, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt. Cash used in financing activities in the first quarter of 2000 was used primarily for payments on long-term debt stemming from the acquisition of Agromarau, partially offset by borrowings under the Credit Facility.

  The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. The Company is in the process of obtaining a seasonal over-advance, as has been obtained in prior years. The Company is also negotiating an extension of the Credit Facility.

  The following is a cash flow statement that isolates the cumulative translation adjustment impact from the other components of cash flow. This presentation is not in compliance with generally accepted accounting principles; however, management desires to include this information because it segregates the effect of the foreign translation adjustments from the operating results of the Company.

                                                                                   Three Fiscal Months Ended
                                                                                  ---------------------------
                                                                                  March 30,         March 31,
                                                                                     2001              2000
                                                                                   -------           --------
Cash Flows From Operating Activities:
      Net cash flows (used in) provided by operating activities..........         $ (3,934)          $ 1,375
                                                                                  --------           -------

Cash Flows From Investing Activities:
 Capital expenditures....................................................           (1,160)           (2,522)
 Proceeds from sale of fixed assets......................................               88               160
 Payments received on notes receivable...................................               --                --
 Other...................................................................             (624)             (141)
                                                                                  --------           -------
      Net cash flows used in investing activities........................           (1,696)           (2,503)
                                                                                  --------           -------

Cash Flows From Financing Activities:
 Payments on long-term debt..............................................           (2,182)           (1,818)
 Net borrowings under line-of-credit agreement...........................            9,150               900
 Contributed capital.....................................................               --                60
 Other...................................................................             (325)              299
                                                                                  --------           -------
      Net cash flows provided by (used in) financing activities..........            6,643              (559)
                                                                                  --------           -------

Cumulative translation adjustment impact                                            (1,089)              694
                                                                                  --------           -------

Decrease In Cash and Cash Equivalents....................................         $    (76)          $  (993)
Cash and Cash Equivalents, beginning of period...........................            2,679             3,240
                                                                                  --------           -------
Cash and Cash Equivalents, end of period.................................         $  2,603           $ 2,247
                                                                                  ========           =======



Inflation

  The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.


Forward-Looking Statements

  Certain statements contained in this Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such statements, and such statements should not be regarded as a representation the stated objectives will be achieved. In particular, the Company's statement concerning anticipated sales volume resulting from the FFI acquisition is a forward-looking statement and actual results could differ materially from such statement due to the Company's failure to realize anticipated benefits from the acquisition or adverse economic developments.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 30, 2001, principal exposed to interest rate risk was limited to $42.0 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

  At March 30, 2001, approximately 17% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  There are no legal proceedings pending against the Company, which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits:

        A list of the exhibits included as part of this Form 10-Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

  (b)   Reports on Form 8-K:

        The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended March 30, 2001.

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

                               Date: May 4, 2001

                               INDEX TO EXHIBITS

 Exhibit
   No.                             Document Description
--------                           --------------------

   25 Asset Purchase Agreement dated December 19, 2000 between The GSI Group, Inc. and FFI Corporation


____________