Form 10-Q
period 2001-06-29
GSI GROUP INC
filed 2001-08-10
CIK 1050925

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

                     For the Quarterly Period Ended June 29, 2001

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


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,575,000 shares outstanding of voting and 200,000 shares outstanding of nonvoting as of August 3, 2001.


================================================================================

                                         TABLE OF CONTENTS
                                                                                             Page
                                                                                          ----------
PART I - Financial Information
   Item 1.  Financial Statements
                Balance Sheets..........................................................           3
                Statements of Operations................................................           4
                Statements of Cash Flows................................................           5
                Notes to Financial Statements...........................................           6
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...............................................................          13

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................          16

PART II - Other Information
   Item 1.  Legal Proceedings...........................................................          17
   Item 2.  Changes in Securities and Use of Proceeds...................................          *
   Item 3.  Defaults Upon Senior Securities.............................................          *
   Item 4.  Submission of Matters to a Vote of Security Holders.........................          *
   Item 5.  Other Information...........................................................          *
   Item 6.  Exhibits and Reports on Form 8-K............................................          17



-----------------------
* No response to this item is included herein for the reason that it is inapplicable.

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                                      June 29,         December 31,
                           Assets                                       2001               2000
------------------------------------------------------------          --------           --------
Current Assets:
 Cash and cash equivalents..................................          $  3,223           $  2,679
 Accounts receivable, net...................................            34,983             29,120
 Inventories, net...........................................            62,796             55,780
 Prepaids...................................................               816              2,344
 Other......................................................             2,869              3,817
                                                                      --------           --------
   Total current assets.....................................           104,687             93,740
                                                                      --------           --------
Notes Receivable............................................                59                 59
                                                                      --------           --------
Property, Plant and Equipment, net..........................            45,423             47,063
                                                                      --------           --------
Other Assets:
 Goodwill and other intangible assets, net..................            15,908             15,983
 Other......................................................             5,980              7,278
                                                                      --------           --------
   Total other assets.......................................            21,888             23,261
                                                                      --------           --------
   Total assets.............................................          $172,057           $164,123
                                                                      ========           ========

        Liabilities and  Stockholders' Deficit
------------------------------------------------------------
Current Liabilities:
 Accounts payable...........................................          $ 16,478           $ 15,687
 Accrued interest...........................................             2,193              2,105
 Other accrued expenses.....................................            10,963             13,101
 Customer deposits..........................................             6,648              7,018
 Current maturities of long-term debt.......................             4,241              6,074
                                                                      --------           --------
   Total current liabilities................................            40,523             43,985
                                                                      --------           --------
Long-Term Debt, less current maturities.....................           146,365            130,870
                                                                      --------           --------
Deferred Income Taxes.......................................             1,794              1,736
                                                                      --------           --------
Commitments and Contingencies
Stockholders' Deficit:
 Common stock, $.01 par value, voting (authorized 6,900,000
  shares; issued 6,633,652 shares; outstanding 1,575,000
  shares)...................................................                16                 16
 Common stock, $.01 par value, nonvoting (authorized
  1,100,000 shares; issued 1,059,316 shares; outstanding
  200,000 shares)...........................................                 2                  2
 Paid-in capital............................................             3,006              3,006
 Accumulated other comprehensive loss (cumulative currency
  transaction adjustment)...................................            (9,866)            (8,105)
 Retained earnings..........................................            17,176             19,572
 Treasury stock, at cost, voting (5,058,652 shares).........           (26,950)           (26,950)
 Treasury stock, at cost, nonvoting (859,316 shares)........                (9)                (9)
                                                                      --------           --------
   Total stockholders' deficit..............................           (16,625)           (12,468)
                                                                      --------           --------
   Total liabilities and stockholders' deficit..............          $172,057           $164,123
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

                     THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                  Three Fiscal Months Ended      Six Fiscal Months Ended
                                                  --------------------------------------------------------
                                                    June 29,       June 30,       June 29,       June 30,
                                                      2001           2000           2001           2000
                                                   ----------     ----------     ----------     ----------
Sales..........................................    $   65,498     $   66,057     $  110,467     $  115,073

Cost of sales..................................        50,344         50,959         84,059         89,625

      Gross profit.............................        15,154         15,098         26,408         25,448

Selling, general and administrative expenses...         9,690          9,000         19,505         17,790
Amortization expense...........................           473            392            911            727
                                                   ----------     ----------     ----------     ----------
   Total operating expenses....................        10,163          9,392         20,416         18,517

Operating income...............................         4,991          5,706          5,992          6,931

Other income (expense):
   Interest expense............................        (3,672)        (3,819)        (7,351)        (7,399)
   Other, net..................................           (88)            29             31            123
                                                   ----------     ----------     ----------     ----------

      Income (loss) before income taxes........         1,231          1,916         (1,328)          (345)
                                                   ----------     ----------     ----------     ----------

Income tax expense (benefit)...................            98              2            (91)          (109)
                                                   ----------     ----------     ----------     ----------

      Net income (loss)........................    $    1,133     $    1,914     $   (1,237)    $     (236)
                                                   ----------     ----------     ----------     ----------

Basic and diluted net income (loss) per share..    $     0.64     $     0.96     $    (0.70)    $    (0.12)
                                                   ----------     ----------     ----------     ----------

Weighted average common shares outstanding.....     1,775,000      2,000,000      1,775,000      2,000,000
                                                   ==========     ==========     ==========     ==========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                      Six Fiscal Months Ended
                                                                                ----------------------------------
                                                                                      June 29,          June 30,
                                                                                        2001              2000
                                                                                     --------          --------
Cash Flows From Operating Activities:
 Depreciation and amortization expense......................................            4,356             4,630
 Other......................................................................          (12,165)          (12,520)
                                                                                     --------          --------
      Net cash flows used in operating activities...........................           (7,809)           (7,890)
                                                                                     --------          --------


Cash Flows From Investing Activities:
 Capital expenditures.......................................................           (3,363)           (4,481)
 Proceeds from sale of fixed assets.........................................              429               194
 Other......................................................................             (561)               11
                                                                                     --------          --------
      Net cash flows used in investing activities...........................           (3,495)           (4,276)
                                                                                     --------          --------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan..........................................              559             1,000
    Payments on shareholder loan............................................           (1,173)               --
 Payments on long-term debt.................................................           (2,298)           (2,651)
 Net borrowings under line-of-credit agreement..............................           16,700            14,838
    Contributed capital.....................................................               --                65
    Dividends...............................................................           (1,159)               --
 Purchase of treasury stock.................................................               --            (1,426)
 Other......................................................................             (519)              150
                                                                                     --------          --------
      Net cash flows provided by  financing activities......................           12,110            11,976
                                                                                     --------          --------

Effect of Exchange Rate Changes on Cash.....................................             (262)             (189)

Increase (Decrease) In Cash and Cash Equivalents............................         $    544          $   (379)
Cash and Cash Equivalents, beginning of period..............................            2,679             3,240
                                                                                     --------          --------
Cash and Cash Equivalents, end of period....................................         $  3,223          $  2,861
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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 29, 2001 and the results of operations for the six months ended June 29, 2001 and cash flows for the six months ended June 29, 2001. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the six-month period ended June 29, 2001 are not necessarily indicative of the operating results for the full year.


2.  Acquisition

     On January 2, 2001, the Company purchased certain assets including inventory, specialized equipment, patents, trademarks, goodwill and customer lists of the FFI Corporation ("FFI") for approximately $6.2 million. FFI was a manufacturer of grain drying equipment located in Indianapolis, Indiana. The transaction was recorded in accordance with the purchase method of accounting and, accordingly, the acquired assets have been recorded at their estimated fair market values at the date of acquisition. The intangible assets totaling $1.3 million, including patents, trademarks, goodwill and customer lists, are being amortized on a straight line basis over the assets estimated useful life ranging from 10-20 years. The purchase price allocation is based on a preliminary estimate of fair values.


3.  New Accounting Pronouncements

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("Statement No. 141"). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142'). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002. As of June 29, 2001, goodwill, net of accumulated amortization, is $15.7 million and amortization expense for the six months ended June 29, 2001 is $0.9 million. The Company has not yet determined the impact that Statement No. 142 will have on the Company's financial condition or results of operations.


4.  Comprehensive Loss

   The components of comprehensive loss for the periods presented are as follows (in thousands):

                                                                Six Fiscal Months Ended
                                                         -------------------------------------
                                                             June 29,              June 30,
                                                               2001                  2000
                                                         ---------------       ---------------
Net loss...........................................            $  (1,237)              $  (236)
Cumulative currency translation adjustment.........
                                                                  (1,761)                 (189)
                                                         ---------------       ---------------
  Comprehensive loss...............................            $  (2,998)              $  (425)
                                                         ===============       ===============


5.  Detail Of Certain Assets

                                                                   June 29,           December 31,
                                                                      2001                2000
                                                                 -----------          -----------
                                                                          (In thousands)
Inventories
                  Raw materials................................      $19,492              $20,615
                  Work-in-process..............................       10,689               18,094
                  Finished goods...............................       32,697               17,153
                                                                 -----------          -----------

                                                                      62,878               55,862
                  LIFO Reserve                                           (82)                 (82)
                                                                 -----------          -----------
                  Total........................................      $62,796              $55,780
                                                                 ===========          ===========


6.  Supplemental Cash Flow Information

     The Company paid approximately $6.8 million and $6.2 million in interest during the six fiscal months ended June 29, 2001 and June 30, 2000, respectively. The Company paid income taxes of $0.1 million both during the first half of 2001 and 2000.


7.  Long-Term Debt

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of June 29, 2001.

     On July 25, 2001, LaSalle Bank National Association and the Company amended the existing credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $43.1 million (limited based on a borrowing base which includes accounts receivable, inventory, and principal reductions of the LaSalle Bank National Association term loan, letters of credit and certain guaranteed debt) and a $16.9 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.25% over LIBOR or 0.25% to 0.75% over the banks floating rate based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on July 25, 2004. As the principal amount outstanding on the term loan, letters of credit, and certain guaranteed debt is reduced, the availability on the revolving loan is increased maintaining a total commitment of $60.0 million under the Credit Facility. In addition, the Credit Facility provides for a $5.0 million borrowing base over-advance which expires on September 1, 2001 and bears an interest rate of LIBOR plus 3.5%. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, fixed charge coverage ratio, tangible net worth and certain levels of EBITDA and capital expenditures. In addition, the Credit Facility requires a percentage of Excess Cash, as defined, be used to pay down the term loan on an annual basis. The Company was in compliance with the covenants under the Credit Facility as of June 29, 2001. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. The Credit Facility expires on July 25, 2004.


8.   Commitments and Contingencies

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

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $3.3 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $3.3 million and are expected to be collected through the year 2002.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of June 29, 2001. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2001.


9.   Risks and Uncertainties

     During 2001, the Brazilian Real experienced a devaluation (1.9501 Brazilian Reals/U.S. Dollar at December 31, 2000 as compared to 2.3055 Brazilian Reals/U.S. Dollar at June 29, 2001). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.



10.  Business Segment

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first two quarters of 2001 and 2000 are as shown in the table below (in thousands).

                                                June 29,       June 30,
                                                  2001           2000
                                                --------       --------
Grain product line.......................       $ 62,587       $ 67,890
Swine product line.......................         23,192         18,897
Poultry product line.....................         24,688         28,286
                                                --------       --------
     Sales...............................       $110,467       $115,073
                                                ========       ========

     For the first two quarters of 2001 and 2000, sales in Brazil were $7.5 million and $10.7 million, respectively. Long-lived assets in Brazil were $3.3 million at June 29, 2001.

11.  Guarantor Subsidiaries

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

                                        SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                           JUNE 29, 2001
                                                          (In thousands)


                                                        Parent       Guarantor
                                                        Company     Subsidiaries       Eliminations     Consolidated
                                                        -------     ------------       ------------     ------------
                                                       ASSETS
Current assets:
     Cash and cash equivalents......................   $     27          $ 3,196           $     --          $  3,223
     Accounts receivable, net.......................     29,434           11,442             (5,893)           34,983
     Inventories, net...............................     45,410           17,249                137            62,796
     Other current assets...........................      2,383            1,302                 --             3,685
                                                       --------          -------           --------          --------

     Total current assets...........................     77,254           33,189             (5,756)          104,687

Property, plant and equipment, net..................     35,429            9,994                 --            45,423
Goodwill and other intangible assets, net...........      2,987           12,921                 --            15,908
Investment in and advances to/from
     Subsidiaries...................................     47,368           (7,744)           (39,624)               --
Other long-term assets..............................      5,967               72                 --             6,039
                                                       --------          -------           --------          --------

     Total assets...................................   $169,005          $48,432           $(45,380)         $172,057
                                                       ========          =======           ========          ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt..............   $  3,173          $ 1,068           $     --          $  4,241
     Accounts payable...............................     14,291            8,080             (5,893)           16,478
     Accrued liabilities............................     15,859            3,945                 --            19,804
                                                       --------          -------           --------          --------

     Total current liabilities......................     33,323           13,093             (5,893)           40,523


Long-term debt......................................    142,299           13,097             (9,031)          146,365
Other long-term liabilities.........................        142            1,652                 --             1,794
                                                       --------          -------           --------          --------

     Total liabilities..............................    175,764           27,842            (14,924)          188,682


Stockholders' equity (deficit):
     Common stock...................................         18           23,526            (23,526)               18
     Additional paid-in capital.....................      3,006              305               (305)            3,006
     Accumulated other comprehensive loss...........         --           (9,866)                --            (9,866)
     Retained earnings (deficit)....................     17,176            6,625             (6,625)           17,176
     Treasury stock, at cost........................    (26,959)              --                 --           (26,959)
                                                       --------          -------           --------         --------


     Total stockholders' equity (deficit)...........     (6,759)          20,590            (30,456)          (16,625)
                                                       --------          -------           --------          --------

Total liabilities and stockholders' equity (deficit)   $169,005          $48,432           $(45,380)         $172,057
                                                       ========          =======           ========          ========

         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     SIX FISCAL MONTHS ENDED JUNE 29, 2001
                                (In thousands)

                                                    Parent       Guarantor
                                                    Company     Subsidiaries     Eliminations     Consolidated
                                                    -------     ------------     ------------     ------------
Sales..........................................     $92,079       $27,986           $(9,598)        $110,467
Cost of sales..................................      72,241        21,687            (9,869)          84,059
                                                    -------       -------           -------         --------
  Gross profit.................................      19,838         6,299               271           26,408
Selling, general and administrative expenses...      13,762         6,654                --           20,416
                                                    -------       -------           -------         --------
  Operating income (loss)......................       6,076          (355)              271            5,992
Interest expense...............................      (7,131)         (220)               --           (7,351)
Other income (expense).........................        (131)          162                --               31
                                                    -------       -------           -------         --------
Loss before income taxes.......................      (1,186)         (413)              271           (1,328)
Provision (benefit) for income taxes...........          27          (118)               --              (91)
                                                    -------       -------           -------         --------
Loss before equity in income of
   Consolidated subsidiaries...................      (1,213)         (295)              271           (1,237)
Equity in loss of consolidated subsidiaries....        (295)           --               295               --
                                                    -------       -------           -------         --------
Net loss.......................................     $(1,508)      $  (295)          $   566         $ (1,237)
                                                    =======       =======           =======         ========

          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX FISCAL MONTHS ENDED JUNE 29, 2001
                                (In thousands)

                                                        Parent        Guarantor
                                                        Company     Subsidiaries    Eliminations     Consolidated
                                                        -------     ------------    ------------     ------------
Cash flows used in operating activities............     $(7,771)      $   (38)      $         --       $(7,809)
                                                        -------       -------       ------------       -------
Cash flows from investing activities:
   Capital expenditures and proceeds from sales
   of fixed assets.................................      (3,627)          264                 --        (3,363)
   Other...........................................        (368)          236                 --          (132)
                                                        -------       -------       ------------       -------
   Net cash provided by (used in) investing
   Activities......................................      (3,995)          500                 --        (3,495)
                                                        -------       -------       ------------       -------
Cash flows from financing activities:
   Net borrowings on debt..........................      13,471           317                 --        13,788
   Other...........................................      (1,525)         (153)                --        (1,678)
                                                        -------       -------       ------------       -------
   Net cash provided by financing
   Activities......................................      11,946           164                 --        12,110
                                                        -------       -------       ------------       -------
Effect of exchange rate changes on cash............          --          (262)                --          (262)
Change in cash and cash equivalents................         180           364                 --           544
Cash and cash equivalents, beginning of period.....          20         2,659                 --         2,679
                                                        -------       -------       ------------       -------
Cash and cash equivalents, end of period...........     $   200       $ 3,023                 --       $ 3,223
                                                        =======       =======       ============       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 1 hereof.


General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past has impacted sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. The Company expects to continue to experience weakening demand in the U.S. and South American poultry equipment markets due to over capacity and uncertain economic conditions, which the Company believes could negatively impact its results in the foreseeable future. In addition, the Company expects to experience weakening demand in the U.S. grain equipment market for the remainder of 2001.

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

     The Company's international sales have historically comprised a significant portion of net sales. In the first half of 2001 and 2000, the Company's international sales accounted for 30% and 32% of net sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

Results of Operations

Three Months Ended June 29, 2001 Compared to Three Months Ended June 30, 2000

     Net sales decreased 0.8% or $0.6 million to $65.5 million in the second quarter of 2001 compared to $66.1 million in the second quarter of 2000. This decrease was driven by a weaker domestic and Brazilian poultry market, as well as reduced grain storage demand in U.S. markets.

     Gross profit increased to $15.2 million in the second quarter of 2001 or 23.1% of net sales from $15.1 million or 22.9% of net sales in the same period of 2000. This increase was a result of decreased product costs.

     Operating expenses increased 8.2% or $0.8 million to $10.2 million in the second quarter of 2001 from $9.4 million in the same period of 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition anticipated to occur during the third quarter of 2001. These integration costs included the establishment of a FFI sales office and sales force in Indianapolis.

     Operating income decreased 12.5% to $5.0 million in the second quarter of 2001 from $5.7 million in the second quarter of 2000. This decrease was attributable to the decrease in sales and an increase in operating expenses.

     Interest expense was essentially flat for the second quarter of 2001 as compared to the second quarter of 2000.

     Net income decreased $0.8 million to income of $1.1 million for the second quarter of 2001 from $1.9 million in the same period of 2000.



Six Months Ended June 29, 2001 Compared to Six Months Ended June 30, 2000

     Net sales decreased 4.0% or $4.6 million to $110.5 million in the first half of 2001 compared to $115.1 million in the first half of 2000. This decrease was driven by a weaker domestic and Brazilian poultry market. Grain equipment sales were also lower due to an early winter promotional program that shifted sales to the fourth quarter of 2000, as well as reduced demand for grain storage in the U.S. during the first half of 2001.

     Gross profit increased to $26.4 million in the first half of 2001 or 23.9% of net sales from $25.4 million or 22.1% of net sales in the same period of 2000. This increase was a result of decreased product costs.

     Operating expenses increased 10.3% or $1.9 million to $20.4 million in the first half of 2001 from $18.5 million in the same period of 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition anticipated to occur during the third quarter of 2001. These integration costs included the establishment of a FFI sales office and sales force in Indianapolis.

     Operating income decreased 13.5% to $6.0 million in the first half of 2001 from $6.9 million in the first half of 2000. This decrease was attributable to the decrease in sales and an increase in operating expenses.

     Interest expense was essentially flat for the first half of 2001 as compared to the first half of 2000.

     Net loss increased $1.0 million to a loss of $1.2 million for the first half of 2001 from a loss of $0.2 million in the same period of 2000.


Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service and stockholder dividends from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     As of June 29, 2001, the Company had $64.2 million of working capital, an increase of $14.4 million from working capital as of December 31, 2000. The increase in working capital was primarily due to increases in inventory and accounts receivable, partially offset by an increase in accounts payable.

     Operating activities used $7.8 million and $7.9 million in cash flow in the first half of 2001 and 2000, respectively. This $0.1 million decrease in cash used was primarily the result of a decrease in accounts receivable and inventory, and an increase in accounts payable, compared to the first half of 2000.

     Investing activities used $3.5 million and $4.3 million in cash flow in the first half of 2001 and 2000, respectively. The cash was used primarily for machinery and equipment purchases. The $0.8 million decrease in cash used in investing activities was a result of a decrease in the amount of equipment purchased in the first half of 2001 compared to the first half of 2000.

     Financing activities provided $12.1 million and $12.0 million in cash flow in the first half of 2001 and 2000, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures, debt service, and stockholder dividend requirements for the foreseeable future.



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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At June 29, 2001, principal exposed to interest rate risk was limited to $48.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.5 million impact on the Company's results of operations.

     At June 29, 2001, approximately 15% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

  (b)  Reports on Form 8-K:

     The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended June 29, 2001.

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

                             Date:  August 3, 2001

                               INDEX TO EXHIBITS

 Exhibit
   No.                                          Document Description
--------    ---------------------------------------------------------------------------------------------
   3.1      By-Laws of The GSI Group, Inc., as amended.

   10.1     Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting, dated as of
            March 3, 2001, by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, and Howard
            Buffett and the nonvoting shareholders of The GSI Group, Inc.

   10.2     Amended and Restated Stock Restriction and Buy Sell Agreement - Voting, dated as of March 3,
            2001, by and among John C. Sloan, Jorge Andrade, and Howard Buffett and The GSI Group, Inc.

   10.3     Fifth Amended and Restated Loan and Security Agreement, dated July 25, 2001, between The GSI
            Group, Inc., as borrower, and LaSalle National Bank, as lender.

   10.4     Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C.
            Sloan, Howard Buffett, Jorge Andrade, and Russell C. Mello.

____________