Form 10-Q
period 2001-09-28
GSI GROUP INC
filed 2001-11-13
CIK 1050925

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

                For the Quarterly Period Ended September 28, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,575,000 shares outstanding of voting and 200,000 shares outstanding of nonvoting as of November 12, 2001.

================================================================================

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I - Financial Information
      Item 1.    Financial Statements
                      Balance Sheets .............................................................       3
                      Statements of Operations ...................................................       4
                      Statements of Cash Flows ...................................................       5
                      Notes to Financial Statements ..............................................       6
      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ......................................................................      14
      Item 3.    Quantitative and Qualitative Disclosure About Market Risk .......................      17

PART II - Other Information

      Item 1.    Legal Proceedings ...............................................................      18
      Item 2.    Changes in Securities and Use of Proceeds .......................................       *
      Item 3.    Defaults Upon Senior Securities .................................................       *
      Item 4.    Submission of Matters to a Vote of Security Holders .............................       *
      Item 5.    Other Information ...............................................................       *
      Item 6.    Exhibits and Reports on Form 8-K ................................................      18


_______________________

* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                                   September 28,  December 31,
                                Assets                                                                 2001          2000
     -------------------------------------------------------------------                               -----         ----
Current Assets:
    Cash and cash equivalents ....................................................................    $   3,393    $   2,679
    Accounts receivable, net .....................................................................       39,819       29,120
    Inventories, net .............................................................................       56,941       55,780
    Prepaids .....................................................................................          943        2,344
    Other ........................................................................................        4,002        3,817
                                                                                                      ---------    ---------
          Total current assets ...................................................................      105,098       93,740
                                                                                                      ---------    ---------
Notes Receivable .................................................................................           59           59
                                                                                                      ---------    ---------
Property, Plant and Equipment, net ...............................................................       43,559       47,063
                                                                                                      ---------    ---------
Other Assets:
    Goodwill and other intangible assets, net ....................................................       15,252       15,983
    Other ........................................................................................        5,633        7,278
                                                                                                      ---------    ---------
          Total other assets .....................................................................       20,885       23,261
                                                                                                      ---------    ---------
          Total assets ...........................................................................    $ 169,601    $ 164,123
                                                                                                      =========    =========

                   Liabilities and Stockholders' Deficit
     -------------------------------------------------------------------
Current Liabilities:
    Accounts payable .............................................................................    $  17,263    $  15,687
    Accrued interest .............................................................................        4,741        2,105
    Other accrued expenses .......................................................................       10,997       13,101
    Customer deposits ............................................................................        4,526        7,018
    Current maturities of long-term debt .........................................................        3,947        6,074
                                                                                                      ---------    ---------
          Total current liabilities ..............................................................       41,474       43,985
                                                                                                      ---------    ---------
Long-Term Debt, less current maturities ..........................................................      139,839      130,870
                                                                                                      ---------    ---------
Deferred Income Taxes ............................................................................        1,880        1,736
                                                                                                      ---------    ---------
Commitments and Contingencies
Stockholders' Deficit:
    Common stock, $.01 par value, voting (authorized 6,900,000 shares;
       issued 6,633,652 shares; outstanding 1,575,000 shares) ....................................           16           16
    Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
       issued 1,059,316 shares; outstanding 200,000 shares) ......................................            2            2
    Paid-in capital ..............................................................................        3,006        3,006
    Accumulated other comprehensive loss (cumulative currency  translation
       adjustment) ...............................................................................      (11,451)      (8,105)
    Retained earnings ............................................................................        21,794       19,572
    Treasury stock, at cost, voting (5,058,652 shares) ...........................................      (26,950)     (26,950)
    Treasury stock, at cost, nonvoting (859,316 shares) ..........................................           (9)          (9)
                                                                                                      ---------    ---------
          Total stockholders' deficit ............................................................      (13,592)     (12,468)
                                                                                                      ---------    ---------
          Total liabilities and stockholders' deficit ............................................    $ 169,601    $ 164,123
                                                                                                      =========    =========


  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                         Three Fiscal Months      Nine Fiscal Months
                                                                                Ended                   Ended
                                                                      --------------------------  ---------------------------
                                                                       Sept. 28,     Sept. 29,     Sept. 28,      Sept. 29,
                                                                         2001           2000          2001           2000
                                                                         ----           ----          ----           ----
Sales ...........................................................    $    71,834    $    83,391    $   182,301    $   198,464

Cost of sales ...................................................         52,850         59,384        136,909        149,009

           Gross profit .........................................         18,984         24,007         45,392         49,455

Selling, general and administrative expenses.....................         10,167         10,061         29,672         27,851
Amortization expense ............................................            396            449          1,307          1,176
                                                                     -----------    -----------    -----------    -----------
      Total operating expenses ..................................         10,563         10,510         30,979         29,027

Operating income ................................................          8,421         13,497         14,413         20,428

Other income (expense):
      Interest expense ..........................................         (3,664)        (3,855)       (11,015)       (11,254)
      Other, net ................................................             68            (42)            99            81
                                                                     -----------    -----------    -----------    -----------
           Income before income taxes ...........................          4,825          9,600          3,497          9,255
                                                                     -----------    -----------    -----------    -----------

Income tax expense ..............................................            208            558            117            449
                                                                     -----------    -----------    -----------    -----------

           Net income ...........................................    $     4,617    $     9,042    $     3,380    $     8,806
                                                                     -----------    -----------    -----------    -----------

Basic and diluted net income per share ..........................    $      2.60    $      5.09    $      1.90    $      4.62
                                                                     -----------    -----------    -----------    -----------

Weighted average common shares outstanding ......................      1,775,000      1,775,000      1,775,000      1,905,699
                                                                     ===========    ===========    ===========    ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Fiscal Months Ended
                                                                        --------------------------
                                                                           Sept. 28,    Sept. 29,
                                                                            2001           2000
                                                                            ----           ----
Cash Flows From Operating Activities:
   Depreciation and amortization expense ..............................     6,933         6,754
   Other ..............................................................    (6,976)         (168)
                                                                         --------      --------
           Net cash flows provided by(used in) operating activities....       (43)        6,586
                                                                         --------      --------


Cash Flows From Investing Activities:
   Capital expenditures ...............................................    (3,671)       (5,881)
   Proceeds from sale of fixed assets .................................       486           290
   Other ..............................................................      (660)          312
                                                                         --------      --------
           Net cash flows used in investing activities ................    (3,845)       (5,279)
                                                                         --------      --------

Cash Flows From Investing Activities:
    Proceeds from shareholder loan ....................................     1,017         1,540
    Payments on shareholder loan ......................................    (1,868)           --
    Payments on long-term debt ........................................    (2,518)       (3,417)
    Net borrowings under line-of-credit agreement .....................    10,420         3,606
    Contributed capital ...............................................        --            65
    Dividends .........................................................    (1,159)       (1,862)
   Purchase of treasury stock .........................................        --        (1,426)
   Other ..............................................................      (827)          250
                                                                         --------      --------
           Net cash flows provided by (used in) financing activities...     5,065        (1,244)
                                                                         --------      --------

Effect of Exchange Rate Changes on Cash ...............................      (463)          (41)

Increase In Cash and Cash Equivalents .................................  $    714      $     22
Cash and Cash Equivalents, beginning of period ........................     2,679         3,240
                                                                         --------      --------
Cash and Cash Equivalents, end of period ..............................  $  3,393      $  3,262
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

    In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 28, 2001 and the results of operations for the nine months ended September 28, 2001 and cash flows for the nine months ended September 28, 2001. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

    The results of operations for the nine-month period ended September 28, 2001 are not necessarily indicative of the operating results for the full year.

2. Acquisition

   On January 2, 2001, the Company purchased certain assets including inventory, specialized equipment, patents, trademarks, goodwill and customer lists of the FFI Corporation ("FFI") for approximately $6.2 million. FFI was a manufacturer of grain drying equipment located in Indianapolis, Indiana. The transaction was recorded in accordance with the purchase method of accounting and, accordingly, the acquired assets have been recorded at their estimated fair market values at the date of acquisition. The intangible assets totaling $1.4 million, including patents, trademarks, goodwill and customer lists, are being amortized on a straight line basis over the assets estimated useful life ranging from 10-20 years. The purchase price allocation is based on a preliminary estimate of fair values.

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

   On June 30, 2001, the Financial Accounting Standards Board issued
Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002. As of September 28, 2001, goodwill, net of accumulated amortization, is $15.3 million and amortization expense for the nine months ended September 28, 2001 is $1.3 million. The Company has not yet determined the impact that the adoption of Statement No. 142 will have on the Company's financial condition or results of operations.

   In August 2001, the Financial Accounting Standards Board issued SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of

Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Discontinued operations will no longer include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. The Company has not yet recognized the impact of SFAS No. 144.

4. Comprehensive Loss

     The components of comprehensive loss for the periods presented are as follows (in thousands):

                                                    Nine Fiscal Months Ended
                                                 ------------------------------
                                                   Sept. 28,          Sept. 29,
                                                     2001              2000
                                                 -------------      -----------
          Net income .........................   $       3,380      $     8,806
          Cumulative currency translation
          adjustment .........................          (3,346)            (203)
                                                 -------------      -----------
               Comprehensive income ..........   $          34      $     8,603
                                                 =============      ===========

5. Detail Of Certain Assets

                                                    Sept 28,        December 31,
                                                      2001             2000
                                                 -------------      ------------
                                                          (In thousands)

Inventories

                    Raw materials ............   $      19,098      $    20,615
                    Work-in-process ..........          16,843           18,094
                    Finished goods ...........          21,082           17,153
                                                 -------------      -----------
                                                        57,023           55,862
                    LIFO Reserve .............             (82)             (82)
                                                 -------------      -----------
                         Total ...............   $      56,941      $    55,780
                                                 =============      ===========

6. Supplemental Cash Flow Information

   The Company paid approximately $7.6 million and $7.7 million in interest during the nine fiscal months ended September 28, 2001 and September 29, 2000, respectively. The Company paid income taxes of $0.1 million during the nine months ended September 28, 2001 and September 29, 2000.

7. Long-Term Debt

   The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of September 28, 2001.

   On July 25, 2001, LaSalle Bank National Association and the Company amended the Company's credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $43.1 million (limited based on a borrowing base which includes accounts receivable, inventory, and principal reductions of the LaSalle Bank National Association term loan, letters of credit and certain guaranteed debt) and a $16.9 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.25% over LIBOR or 0.25% to 0.75% over the bank's floating rate, both based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on July 25, 2004. As the principal amount outstanding on the term loan, letters of credit, and certain guaranteed debt is reduced, the availability on the revolving loan is increased maintaining a total commitment of $60.0 million under the Credit Facility. In addition, the Credit Facility provided for a $5.0 million borrowing base over-advance which expired on September 1, 2001 and bore an interest rate of LIBOR plus 3.5%. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, fixed charge coverage ratio, tangible net worth and certain levels of EBITDA and capital expenditures. In addition, the Credit Facility requires that a percentage of Excess Cash, as defined, be used to pay down the term loan on an annual basis. The Company was in compliance with the covenants under the Credit Facility as of September 28, 2001. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries.

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

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $3.0 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $3.0 million and are expected to be collected through the year 2002.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of September 28, 2001. Certain lease agreements are collateralized by a letter of credit of $2.0 million, which was renewed for another year, expiring on October 15, 2002.

9.  Risks and Uncertainties

     During 2001, the Brazilian Real experienced a devaluation (1.9501 Brazilian Reals/U.S. Dollar at December 31, 2000 as compared to 2.6650 Brazilian Reals/U.S. Dollar at September 28, 2001). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.

10. Restructuring Charges

     During the third quarter of 2001, the Company incurred restructuring charges of approximately $1.0 million related to work force reductions. The charges associated with the reduction in work force are primarily severance costs of several employees, which have been included in operating expenses in the accompanying condensed consolidated statements of operations. None of these costs have been paid as of September 28, 2001.

11. Business Segment

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first three quarters of 2001 and 2000 are as shown in the table below (in thousands).

                                          Sept. 28,     Sept. 29,
                                            2001          2000
                                            ----          ----
              Grain product line ......  $ 105,409     $ 125,505
              Swine product line ......     38,818        30,224
              Poultry product line ....     38,074        42,735
                                         ---------     ---------
                   Sales ..............  $ 182,301     $ 198,464
                                         =========     =========

     For the first three quarters of 2001 and 2000, sales in Brazil were $12.2 million and $15.6 million, respectively. Long-lived assets in Brazil were $2.8 million at September 28, 2001.

12. Guarantor Subsidiaries

     The Company's payment obligation under both the Credit Facility and the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI/Cumberland Sdn. Bhd., Agromarau Industria e Comercio Ltda., GSI Agricultural Equipment Shanghai co. Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly-owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 28, 2001
                                 (In thousands)

                                                             Parent         Guarantor
                                                            Company       Subsidiaries       Eliminations    Consolidated
                                                            -------       ------------       ------------    ------------
                                                            ASSETS
Current assets:
      Cash and cash equivalents .......................    $     118        $   3,275          $     --         $   3,393
      Accounts receivable, net ........................       32,236           13,093            (5,510)           39,819
      Inventories, net ................................       43,425           13,246               270            56,941
      Other current assets ............................        3,468            1,477                --             4,945
                                                           ---------        ---------          --------         ---------

      Total current assets ............................       79,247           31,091            (5,240)          105,098

Property, plant and equipment, net ....................       34,366            9,193                --            43,559
Goodwill and other intangible assets, net .............        2,965           12,287                --            15,252
Investment in and advances to/from
      Subsidiaries ....................................       48,569           (8,929)          (39,640)               --
Other long-term assets ................................        5,668               24               --              5,692
                                                           ---------        ---------          --------         ---------

      Total assets ....................................    $ 170,815        $  43,666          $(44,880)        $ 169,601
                                                           =========        =========          ========         =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities:
      Current portion of long-term debt ...............     $  2,937        $   1,010          $     --         $   3,947
      Accounts payable ................................       15,654            7,119            (5,510)           17,263
      Accrued liabilities .............................       17,299            2,965                --            20,264
                                                           ---------        ---------          ---------        ---------

      Total current liabilities .......................       35,890           11,094            (5,510)           41,474

Long-term debt ........................................      136,924           11,816            (8,901)          139,839
Other long-term liabilities ...........................          142            1,738                --             1,880
                                                           ---------        ---------          --------         ---------

      Total liabilities ...............................      172,956           24,648           (14,411)          183,193

Stockholders' equity (deficit):
      Common stock ....................................           18           23,539           (23,539)               18
      Additional paid-in capital ......................        3,006              305              (305)            3,006
      Accumulated other comprehensive loss ............           --          (11,451)               --           (11,451)
      Retained earnings (deficit) .....................       21,794            6,625            (6,625)           21,794
      Treasury stock, at cost .........................      (26,959)              --                --           (26,959)
                                                           ---------        ---------          ---------        ---------

      Total stockholders' equity (deficit) ............       (2,141)          19,018           (30,469)          (13,592)
                                                           ---------        ---------          --------         ---------

Total liabilities and stockholders' equity (deficit) ..    $ 170,815        $  43,666          $(44,880)        $ 169,601
                                                           =========        =========          ========         =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                 (In thousands)

                                                   Parent    Guarantor
                                                  Company   Subsidiaries  Eliminations   Consolidated
                                                  -------   ------------  ------------   ------------
Sales .........................................  $ 57,611     $ 18,414      $ (4,191)      $ 71,834
Cost of sales .................................    43,009       13,833        (3,992)        52,850
                                                 --------     --------      --------       --------

    Gross profit ..............................    14,602        4,581          (199)        18,984

Selling, general and administrative expenses...     6,997        3,566            --         10,563
                                                 --------     --------      --------       --------

    Operating income ..........................     7,605        1,015          (199)         8,421

Interest (expense) income .....................    (3,914)         250            --         (3,664)
Other income (expense) ........................      (476)         544            --             68
                                                 --------     --------      --------       --------

Income before income taxes ....................     3,215        1,809          (199)         4,825
Provision (benefit) for income taxes ..........      (130)         338            --            208
                                                 --------     --------      --------       --------
Income before equity in income of
    Consolidated subsidiaries .................     3,345        1,471          (199)         4,617
Equity in income of consolidated subsidiaries..     1,471           --        (1,471)            --
                                                 --------     --------      --------       --------

Net income ....................................  $  4,816     $  1,471      $ (1,670)      $  4,617
                                                 ========     ========      ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                 (In thousands)

                                                     Parent    Guarantor
                                                    Company   Subsidiaries  Eliminations   Consolidated
                                                    -------   ------------  ------------   ------------
Sales ..........................................   $ 149,690    $  46,400    $ (13,789)     $ 182,301
Cost of sales ..................................     115,250       35,520      (13,861)       136,909
                                                   ---------    ---------    ---------      ---------

    Gross profit ...............................      34,440       10,880           72         45,392

Selling, general and administrative expenses....      20,759       10,220           --         30,979
                                                   ---------    ---------    ---------      ---------

    Operating income ...........................      13,681          660           72         14,413

Interest (expense) income ......................     (11,045)          30           --        (11,015)
Other income (expense) .........................        (607)         706           --             99
                                                   ---------    ---------    ---------      ---------

Income before income taxes .....................       2,029        1,396           72          3,497
Provision (benefit) for income taxes ...........        (103)         220           --            117
                                                   ---------    ---------    ---------      ---------
Income before equity in income of
    Consolidated subsidiaries ..................       2,132        1,176           72          3,380
Equity in income of consolidated subsidiaries...       1,176           --       (1,176)            --
                                                   ---------    ---------    ---------      ---------

Net income .....................................   $   3,308    $   1,176    $  (1,104)     $   3,380
                                                   =========    =========    =========      =========

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   NINE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                 (In thousands)

                                                      Parent    Guarantor
                                                     Company   Subsidiaries  Eliminations   Consolidated
                                                     -------   ------------  ------------   ------------
Cash flows provided by (used in) operating
activities.........................................  $(2,573)     $ 2,530       $    --       $   (43)
                                                     -------      -------       -------       -------

Cash flows from investing activities:
    Capital expenditures and proceeds from
    sales of fixed assets .........................   (3,385)        (286)           --        (3,671)
    Other .........................................      823         (997)           --          (174)
                                                     -------      -------       -------       -------
    Net cash used in investing Activities .........   (2,562)      (1,283)           --        (3,845)
                                                     -------      -------       -------       -------
Cash flows from financing activities:
    Net borrowings (payments) on debt .............    8,073       (1,022)           --         7,051
    Other .........................................   (2,840)         854            --        (1,986)
                                                     -------      -------       -------       -------
    Net cash provided by (used in) financing
    Activities ....................................    5,233         (168)           --         5,065
                                                     -------      -------       -------       -------

Effect of exchange rate changes on cash ...........       --         (463)           --          (463)

Change in cash and cash equivalents ...............       98          616            --           714

Cash and cash equivalents, beginning of period ....       20        2,659            --         2,679
                                                     -------      -------       -------       -------
Cash and cash equivalents, end of period ..........  $   118      $ 3,275            --       $ 3,393
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

General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past has impacted sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry. The Company expects to continue to experience weakening demand in the U.S. and South American poultry equipment markets due to over capacity and uncertain economic conditions, which the Company believes could negatively impact its results in the foreseeable future. In addition, the Company expects to experience weakening demand in the U.S. grain equipment market for the remainder of 2001. In response to this weakening demand, the Company initiated cost-cutting measures. These measures include workforce reductions as well as consolidation of manufacturing and sales facilities.

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

     The Company's international sales have historically comprised a significant portion of sales. In the first three quarters of 2001 and 2000, the Company's international sales accounted for 26% and 27% of sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

Results of Operations

Three Months Ended September 28, 2001 Compared to Three Months Ended September 29, 2000

     Sales decreased 13.9% or $11.6 million to $71.8 million in the third quarter of 2001 compared to $83.4 million in the third quarter of 2000. This decrease was driven by a weaker domestic and Brazilian poultry market, as well as reduced grain storage and conditioning equipment demand in U.S. markets.

     Gross profit decreased to $19.0 million in the third quarter of 2001 or 26.4% of sales from $24.0 million or 28.8% of sales in the same period of 2000. This decrease was primarily the result of decreased sales and accompanying reduction in fixed cost absorption.

     Operating expenses increased 0.5% or $0.1 million to $10.6 million in the third quarter of 2001 from $10.5 million in the same period of 2000. This increase was the result of restructuring charges related to workforce reductions offset by cost reduction efforts.

     Operating income decreased 37.6% to $8.4 million in the third quarter of 2001 from $13.5 million in the third quarter of 2000. This decrease was primarily attributable to the decrease in sales and increased operating expenses.

     Interest expense was essentially flat for the third quarter of 2001 as compared to the third quarter of 2000.

     Net income decreased $4.4 million to income of $4.6 million for the third quarter of 2001 from $9.0 million in the same period of 2000.

Nine Months Ended September 28, 2001 Compared to Nine Months Ended September 29, 2000

     Sales decreased 8.1% or $16.2 million to $182.3 million in the first three quarters of 2001 compared to $198.5 million in the first three quarters of 2000. This decrease was primarily driven by a weaker domestic and Brazilian poultry market. Grain equipment sales were also lower due to an early winter promotional program that shifted sales to the fourth quarter of 2000, as well as reduced demand for grain storage and conditioning equipment in the U.S. during the first three quarters of 2001.

     Gross profit decreased to $45.4 million in the first three-quarters of 2001 or 24.9% of sales from $49.5 million or 24.9% of sales in the same period of 2000. This decrease was primarily a result of decreased sales.

     Operating expenses increased 6.7% or $2.0 million to $31.0 million in the first three-quarters of 2001 from $29.0 million in the same period of 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition. These integration costs included the establishment of a FFI sales office and sales force in Indianapolis. Restructuring charges incurred in the third quarter were offset by cost reduction efforts.

     Operating income decreased 29.4% to $14.4 million in the first three quarters of 2001 from $20.4 million in the first three quarters of 2000. This decrease was attributable to the decrease in sales and an increase in operating expenses.

     Interest expense was essentially flat for the first three quarters of 2001 as compared to the first three quarters of 2000.

     Net income decreased $5.4 million to $3.4 million for the first three-quarters of 2001 from $8.8 million in the same period of 2000.

Liquidity and Capital Resources

     The Company has historically funded capital expenditures, working capital requirements, debt service and stockholder dividends from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 1/4% senior subordinated notes.

     As of September 28, 2001, the Company had $63.6 million of working capital, an increase of $13.9 million from working capital as of December 31, 2000. The increase in working capital was primarily due to an increase in accounts receivable and a decrease in customer deposits.

     Operating activities provided $0.0 million and $6.6 million in cash flow in the first three-quarters of 2001 and 2000, respectively. This $6.6 million decrease in cash provided was primarily the result of a decrease in net income and other assets, compared to the first three quarters of 2000.

     Investing activities used $3.8 million and $5.3 million in cash flow in the first three-quarters of 2001 and 2000, respectively. The cash was used primarily for machinery and equipment purchases. The $1.5 million decrease in cash used in investing activities was a result of a decrease in the amount of equipment purchased in the first three-quarters of 2001 compared to the first three-quarters of 2000.

     Financing activities provided $5.1 million and used $1.2 million in cash flow in the first three-quarters of 2001 and 2000, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 28, 2001, principal exposed to interest rate risk was limited to $41.6 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At September 28, 2001, approximately 13% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  Reports on Form 8-K:

          In a Current Report filed on Form 8-K dated September 7, 2001 the Company reported information pursuant to "Item 5. Other Events".

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

                             Date: November 9, 2001

                                INDEX TO EXHIBITS

Exhibit
  No.                             Document Description
-------                           --------------------

  3.1 By-Laws of The GSI Group, Inc., as amended, filed as Exhibit 3.1 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.1       Amended and Restated Stock Restriction and Buy Sell Agreement -
            Non Voting, dated as of March 3, 2001, by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, and Howard Buffett and the nonvoting shareholders of The GSI Group, Inc. filed as Exhibit 10.1 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.2 Amended and Restated Stock Restriction and Buy Sell Agreement - Voting, dated as of March 3, 2001, by and among John C. Sloan, Jorge Andrade, and Howard Buffett and The GSI Group, Inc. filed as Exhibit 10.2 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.3 Fifth Amended and Restated Loan and Security Agreement, dated July 25, 2001, between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender filed as Exhibit 10.3 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.4 Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan, Howard Buffett, Jorge Andrade, and Russell C. Mello filed as Exhibit 10.4 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.5 Asset Purchase Agreement, dated December 19, 2000, between The GSI Group, Inc. and FFI Corporation filed as Exhibit 10.5 to the Company's June 29, 2001 Form 10-Q and incorporated herein by reference.

 10.6 Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Howard Buffett.

 10.7 Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Jorge Andrade.

___________