Form 10-K405
period 2001-12-31
GSI GROUP INC
filed 2002-03-05
CIK 1050925

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

                   For the Fiscal Year Ended December 31, 2001

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of March 1, 2002.

                    Documents Incorporated by Reference: None

================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I
      Item 1.       Business .............................................................................       3
      Item 2.       Properties ...........................................................................       9
      Item 3.       Legal Proceedings ....................................................................      10
      Item 4.       Submission of Matters to a Vote of Security Holders ..................................      10

PART II
      Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters ............      11
      Item 6.       Selected Financial Data ..............................................................      12
      Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations       13
      Item 7A.      Quantitative and Qualitative Disclosure About Market Risk ............................      17
      Item 8.       Financial Statements and Supplementary Data ..........................................      18
      Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .      44

PART III
      Item 10.      Directors and Executive Officers of the Registrant ...................................      44
      Item 11.      Executive Compensation ...............................................................      45
      Item 12.      Security Ownership of Certain Beneficial Owners and Management .......................      46
      Item 13.      Certain Relationships and Related Transactions .......................................      46

PART IV
      Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................      48

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

General

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation and nesting systems. The Company markets its agricultural products in approximately 75 countries through a network of over 2,500 independent dealers to grain, swine and poultry producers primarily under its GSI/R/, DMC/TM/, FFI/TM/, Zimmerman/TM/, AP/TM/ and Cumberland/R/ brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

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

Company Strengths

     Market Leader. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation and nesting systems.

     Provider of Fully-Integrated Systems. The Company offers a broad range of products that permit customers to purchase all of their grain, swine and poultry production needs from one supplier. The Company believes that providing fully-integrated systems significantly lowers total production costs and enhances producer productivity by offering compatible products designed to promote synergies and achieve maximum operating results. Dealers who purchase fully-integrated systems also benefit from lower administrative and shipping costs and the ease of dealing with a single supplier. The Company intends to maintain its position as a provider of fully-integrated systems by continuing to offer the most complete line of products available within its markets and by developing and introducing new products within its existing lines.

     Brand Name Recognition and Reputation for Quality Products and Service. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI/R/, DMC/TM/, FFI/TM/, Zimmerman/TM/, AP/TM/ and Cumberland/R/ brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

     Effective and Established Distribution Network. The Company believes that its development of a highly effective and established distribution network affords it significant competitive advantages. The Company's distribution network consists of over 2,500 independent dealers that market the Company's products in approximately 75 countries throughout the world. The breadth and scope of the Company's distribution network makes its products readily available in each of the Company's markets and lowers transportation costs for its customers. Dealers are carefully selected and trained to ensure high levels of customer service. In addition, the Company has experienced a very low turn-over rate of its dealers since the Company's inception, which promotes consistency and stability to customers.

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

     Flexible Manufacturing Facilities. The Company's facilities are designed to be easily reconfigured to adapt to demand changes for any or all of the Company's products. The Company's primary manufacturing facility, located in Assumption, Illinois, consists of approximately 900,000 square feet and operates on a 24-hour basis during peak production periods. The Company's facilities employ state-of-the-art machines that have enhanced production efficiency.

     Company Operated by Experienced Management Team. The Company is led by a management team with significant experience in the agricultural products industry. The Company believes that the agricultural expertise of its management team permit it to establish strong customer relationships and respond quickly to market opportunities.

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

Products

     The Company manufactures and markets (i) grain storage bins and related drying and handling equipment systems, (ii) swine feed storage, feed delivery, confinement and ventilation systems and (iii) poultry feed storage, feed delivery, watering, ventilation and nesting systems. The Company offers a broad range of products that permits customers to purchase their grain, swine and poultry production equipment needs from one supplier. The Company believes that its ability to offer integrated systems provides it with a competitive advantage by enabling producers to purchase complete, integrated production systems from a single distributor who can offer high-quality installation and service.

     Grain Product Line

     The Company's grain equipment consists of the following products:

     Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of up to 710,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI/R/ brand name. The Company's grain storage bins are manufactured using high-yield, high tensile, galvanized steel (the thickest in the industry) and are assembled with high strength, galvanized bolts and anchor brackets. The Company's grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity. The Company believes that its grain storage bins are the most reliable and heaviest in the industry.

     Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities of up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI/R/, DMC/TM/, Zimmerman/TM/, FFI/TM/, and Airstream/R/ brand names. The Company's drying equipment, which includes fans, heaters, top dryers, stirring devices, portable dryers, stack dryers, tower dryers and process dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

     Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI/R/ and Grain King/R/ brand names. The Company's grain handling equipment offers ease of integration into Company or competitor systems and enables the Company to offer a fully-integrated product line to grain producers.

     Swine Product Line

     The Company's swine equipment consists of the following products:

     Feeding Systems. The Company manufactures and markets its swine feeding products under its AP/TM/ brand name. The Company custom designs a wide array of state of the art feeding systems used in today's modern swine facilities. These include the popular Flex-Flo/TM/ auger systems that typically transport feed from the Bulk Feed Storage Tanks located outside of the buildings to inside of the structure. Once inside it is moved either by additional Flex-Flo/TM/ equipment or is transferred to the versatile Chain Disk System, which can make turns and changes in elevation much more easily. Finally, the feed is delivered to the animals using either a wide variety of ad lib feeders that are specifically designed to waste a minimum amount of feed, provide the animals a high degree of comfort, and be user friendly to the producer or an individual feed dispenser that allows the producer to feed each animal an exact amount of feed daily. All of these systems are highly automated and address the ever changing and multifaceted production practices that still abound in the pork production industry, such as "wean to finish".

     Ventilation Systems. The Company manufactures and markets ventilation systems for swine buildings under its AP/TM/ and Airstream/R/ brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems are crucial for minimizing the feed-to-meat conversion ratio by reducing stress caused by extreme temperature fluctuation, allowing for higher density production and providing optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control. The Company specializes in designs that work with the new emerging production practices as they are being developed by producers so that they are market ready when these practices become commonplace.

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

     Poultry Product Line

     The Company's poultry equipment consists of the following products:

     Feeding Systems. The Company manufactures and markets its poultry feeding systems under its Cumberland/R/ brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company's poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company's poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to help prevent spoilage, and blended to provide uniform quality rations. The Company's poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners. The Company believes that its patented HI-LO/R/ pan feeder is superior to competitor products due to its unique ability to adjust from floor feeding for young chicks to regulated feed levels for older birds.

     Watering Systems. The Company manufactures and markets nipple watering systems for poultry producers under its Cumberland/R/ brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company's poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components. The water is delivered through a regulator designed to provide differential water pressure according to demand. The Company's poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The watering nipples produced by the Company also are designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

     Ventilation Systems. The Company manufactures and markets ventilation systems for poultry producers under its Cumberland/R/ brand name. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtains, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools.

     Nesting Systems. The Company manufactures and markets nesting systems for poultry producers under its Cumberland/R/ brand name. These systems consist of mechanical nests and egg collection tables. The Company's nesting systems are manufactured using high-yield, high tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel. The Company believes that its nesting systems are among the most reliable and cost-effective in the poultry industry.

     In 2001, 2000 and 1999, no single customer represented more than 10% of the Company's sales.

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

     For information regarding the Company's sales by geographic region, see
Note 15 to the Consolidated Financial Statements included in Item 8 hereof.

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

New Product Development

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.8 million, $2.3 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company charges research and development costs to operations as incurred.

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

Backlog

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 2001 was $28.3 million compared to $28.8 million at December 31, 2000. The Company believes that all such backlog will be filled by the end of 2002.

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

Employees

     As of December 31, 2001, the Company had 1,516 employees of which 1,184 were permanent and 332 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.

ITEM 2. PROPERTIES.

     The principal properties of The GSI Group as of March 1, 2002, were as follows:

                      Location                   Description of Property
                      --------                   -----------------------

     Assumption, Illinois.......................   Manufacturing/Sales
     Paris, Illinois............................   Manufacturing/Assembly
     Newton, Illinois...........................   Manufacturing/Assembly
     Vandalia, Illinois.........................   Manufacturing/Assembly
     Mason City, Iowa...........................   Sales/Warehouse
     Sioux City, Iowa...........................   Sales/Warehouse
     Geneva, Indiana............................   Sales/Warehouse
     Watertown, South Dakota....................   Sales/Warehouse
     Garrett, Indiana...........................   Sales/Warehouse
     Oakland, Illinois..........................   Sales/Warehouse
     West Memphis, Arkansas.....................   Sales/Warehouse
     Hampton, Nebraska..........................   Sales/Warehouse/Research

     Marau, Brazil .............................   Manufacturing/Sales
     Penang, Malaysia...........................   Manufacturing/Sales/Warehouse
     Queretero, Mexico..........................   Sales/Warehouse
     Fourways, South Africa.....................   Sales/Warehouse
     Sambeek, The Netherlands...................   Sales/Warehouse
     Shanghai, China ...........................   Sales/Warehouse

     The corporate headquarters for the Company is located in Assumption, Illinois.

     During 2001, the Company re-arranged its manufacturing processes which enabled it to close its Duquoin, Illinois and Mason City, Iowa manufacturing facilities and re-open its Vandalia, Illinois facility in connection with the Company's consolidation efforts. The Company also closed its Indianapolis, Indiana facility.

     The Company's owned facilities are subject to mortgages. The Company's leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 14 to the Consolidated Financial Statements included in Item 8 hereof.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     There is no established public trading market for any class of the Company's Common Stock. As of March 1, 2002, the Company had 11 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the year ended December 31, 2001 and December 31, 2000, the Company declared dividends totaling $1.2 million and $1.9 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 1/4 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA.

     Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001. The selected historical consolidated financial data for the years indicated were derived from the consolidated financial statements of the Company, which were audited by Arthur Andersen LLP. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------
                                                    1997        1998          1999        2000*         2001
                                                 ---------    ---------    ---------    ---------    ---------
Income Statement (000's):
   Sales......................................   $ 225,987    $ 270,127    $ 229,210    $ 243,961    $ 229,921
   Cost of sales..............................     170,636      209,236      179,927      184,622      174,254
                                                 ---------    ---------    ---------    ---------    ---------
   Gross profit...............................      55,351       60,891       49,283       59,339       55,667
   Operating expenses.........................      35,189       50,245       38,669       40,070       41,114
                                                 ---------    ---------    ---------    ---------    ---------
   Operating income...........................      20,162       10,646       10,614       19,269       14,553
   Interest expense...........................      (6,174)     (12,946)     (14,768)     (14,997)     (14,397)
   Other income...............................         943        1,117          477          439          242
                                                 ---------    ---------    ---------    ---------    ---------
   Income (loss) from continuing operations...      14,931       (1,183)      (3,677)       4,711          398
   Extraordinary gain on extinguishment
     of debt..................................       2,119           --           --           --           --
   Provision (benefit) for income taxes ......         288         (260)        (336)        (568)        (656)
                                                 ---------    ---------    ---------    ---------    ---------
     Net income (loss)........................   $  16,762    $    (923)   $  (3,341)   $   5,279    $   1,054
                                                 =========    =========    =========    =========    =========

Basic and Diluted Earnings Per Share:
   Continuing operations......................   $    7.32    $   (0.46)   $   (1.67)   $    2.82    $    0.59
   Extraordinary item.........................        1.06           --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
     Net income (loss)........................   $    8.38    $   (0.46)   $   (1.67)   $    2.82    $    0.59
                                                 =========    =========    =========    =========    =========

* Restated for a change in the method of accounting for DMC inventories. The effect of the change was to increase the 2000 net income by $82. See Note 4 of Notes to Consolidated Financial Statements for additional information.
----------

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

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company's Brazilian and South African operations), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of net sales. In 2001, 2000 and 1999, the Company's international sales accounted for 32.3%, 36.2% and 34.3% of net sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. There can be no assurances that prices for these materials will not increase in the future.

     The Company currently operates as a subchapter S corporation and, accordingly, is not subject to federal income taxation for the periods for which financial information has been presented herein. Because the Company's stockholders are subject to tax liabilities based on their pro rata shares of the Company's income, the Company's policy is to make periodic distributions to its stockholders in amounts equal to such tax liabilities. The Company intends to continue this policy.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Sales decreased 5.8% or $14.0 million to $229.9 million in 2001 compared to $244.0 million in 2000. The decrease was primarily driven by weaker domestic demand for grain storage and conditioning equipment. Brazilian and domestic poultry sales were also lower due to weaker demand. This decrease was partially offset by increased swine equipment sales which were higher due to strengthening demand.

     Gross profit decreased to $55.7 million in 2001 or 24.2% of sales from $59.3 million or 24.3% of net sales in 2000. This decrease was caused by decreased sales and restructuring expenses incurred at the end of the year to consolidate manufacturing operations.

     Operating expenses increased 2.6% or $1.0 million to $41.1 million in 2001 from $40.1 million in 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition. Restructuring charges incurred during the period were offset by cost reduction and consolidation actions. As a percentage of sales, operating expenses increased to 17.9% in 2001 from 16.4% in 2000.

     Operating income decreased to $14.6 million in 2001 from $19.3 million in 2000. Operating income margins decreased to 6.3% of sales in 2001 from 7.9% in 2000. This decrease was attributable to the decrease in sales and increased operating expenses.

     Interest expense decreased $0.6 million due to lower borrowing costs.

     Net income decreased to $1.1 million in 2001 from $5.3 million in 2000. The decrease was primarily attributable to the factors discussed above relating to operating expenses and operating income.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

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

     Gross profit increased to $59.3 million in 2000 or 24.3% of sales from $49.3 million or 21.5% of sales in 1999. This increase was caused by increased sales, increased prices, the absence of low-margin international projects, the absence of restructuring charges and reduced expenses related to cost containment measures related to plant closures at the end of 1999.

     Operating expenses increased 3.6% or $1.4 million to $40.1 million in 2000 from $38.7 million in 1999. This increase was primarily due to a change in compensation structure for the Company's employees and the increase in the doubtful account reserve in recognition of the weaker agricultural market. This increase was partially offset by the reduction in staffing that was a significant part of the restructuring program in 1999. As a percentage of sales, operating expenses decreased to 16.4% in 2000 from 16.9% in 1999.

     Operating income increased to $19.3 million in 2000 from $10.6 million in 1999. Operating income margins increased to 7.9% of sales in 2000 from 4.6% in 1999. This increase was attributable to the increase in sales and improved margins.

     Interest expense was essentially flat for 2000 as compared to 1999.

     Net income improved to $5.3 million in 2000 from a net loss of $3.3 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Sales decreased 15.1% or $40.9 million to $229.2 million in 1999 compared to $270.1 million in 1998. The decrease was primarily driven by the reduced demand for swine equipment, which was caused by low swine prices and environmental regulations.

     Gross profit decreased to $49.3 million in 1999 or 21.5% of sales from $60.9 million or 22.5% of sales in 1998. This decrease in the gross profit as a percentage of net sales was caused by overhead expenses that were not eliminated in anticipation of lower revenues and capacity needs.

     Operating expenses decreased 23% or $11.6 million to $38.7 million in 1999 from $50.2 million in 1998. This decrease resulted from savings from the restructuring program that was implemented toward the end of the first quarter of 1999. As a percentage of sales, operating expenses decreased to 16.9% in 1999 from 18.6% in 1998.

     Operating income remained consistent between 1999 and 1998 at $10.6 million. Operating income margins increased to 4.6% of sales in 1999 from 3.9% in 1998. This increase was attributable to the decreased selling, general and administrative expenses primarily offset by lower sales volume and reduced margins.

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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2001, the Company had $61.5 million of working capital, an increase of $11.7 million as compared to its working capital as of December 31, 2000. This increase in working capital was primarily due to increases in cash and other current assets, and decreases in accounts payable, billings in excess of costs, accrued expenses, customer deposits and current maturities of long-term debt.

     Operating activities generated $5.0 million, $9.5 million and $9.8 million of cash in 2001, 2000 and 1999, respectively. The decrease in cash flow from operating activities from 2000 to 2001 of $4.5 million was primarily the result of decreased net income, and changes in deferred taxes, other current assets, accounts payable, accrued expenses and customer deposits of $20.3 million offset by decreases in inventory and changes in accounts receivable of $15.8 million.

     The Company's capital expenditures totaled $4.4 million, $6.3 million and $7.7 million in 2001, 2000 and 1999, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. In 2001 and 2000, capital expenditures were primarily for enhancements of equipment. In 1999, approximately $5.5 million was primarily for the purchase of machinery and equipment and $2.2 million was the impact of the Brazilian Real devaluation on property, plant and equipment. The Company anticipates that its capital expenditures in 2002 will be similar to that of 2001.

     Cash used in financing activities in 2001 consisted primarily of $6.7 million of payments of long-term debt, a $1.2 million dividend for taxes, and a $2.2 million payment of shareholder loans offset by $8.0 million of increased borrowings under the Credit Facility and a $1.0 million shareholder loan. Cash used in financing activities in 2000 consisted primarily of $4.9 million of payments on long-term debt, a $1.9 million dividend for taxes, and a $1.4 million purchase of treasury shares offset by $2.6 million of increased borrowings under the Credit Facility and a $1.2 million shareholder loan net of payments. Cash used by financing activities in 1999 consisted of $5.1 million of payments on long-term debt offset by $2.8 million of borrowings under the Credit Facility and additional long-term debt and $0.5 million of contributed capital.

     During the third quarter of 2001, the Credit Facility was amended to provide for a $43.1 million revolving loan facility and a $16.9 million term loan. LaSalle Bank N.A. and the Company further amended the Credit Facility to modify certain covenants for the remainder of 2001 and for the year 2002 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 2001. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2001. The Company does not anticipate any future defaults in any of its financial covenants. For a more detailed description of the Credit Facility, see Note 11 to the Consolidated Financial Statements included in Item 8 hereof.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditure and debt service requirements for the foreseeable future.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2001, principle exposed to interest rate risk was limited to $38.3 million in variable rate debt. The interest rates on the various debt instruments range from 5.34% to 19.63%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Therefore, a change in the interest rate of 1% will change earnings by $0.4 million.

     At December 31, 2001, approximately 14.8% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC. AND
                                  SUBSIDIARIES

                                                                                                         Page
                                                                                                         ----
Report of Independent Public Accountants..............................................................    18
Consolidated Balance Sheets as of December 31, 2001 and 2000..........................................    19
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999............    20
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 1999, 2000 and
   2001...............................................................................................    21
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999............    22
Notes to Consolidated Financial Statements............................................................    23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

     We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 4 to the consolidated financial statements, effective for the year ended December 31, 2001, the Company has given retroactive effect to the change in accounting principle for David Manufacturing Company, a wholly owned subsidiary of The GSI Group Inc., from the last-in-first-out ("LIFO") method to the first-in-first-out ("FIFO") method.

     As explained in Note 4 to the consolidated financial statements, effective for the year ended December 31, 2000, the Company has given retroactive effect to the change in accounting principle for all of the Company's domestic inventory except that of David Manufacturing Company, a wholly owned subsidiary of The GSI Group Inc., from the last-in-first-out ("LIFO") method to the first-in-first-out ("FIFO") method.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 25, 2002

                         PART I - FINANCIAL INFORMATION

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                 (In thousands, except share and per share data)

                         ASSETS                                                 2001         2000
-------------------------------------------------------------------           ---------    ---------
                                                                                           Restated
                                                                                           --------
Current Assets:
    Cash and cash equivalents .............................................   $   2,828    $   2,679
    Accounts receivable, net ..............................................      28,887       29,120
    Inventories, net ......................................................      55,294       55,862
    Prepaids ..............................................................       2,245        2,344
    Deferred income taxes .................................................          --          167
    Other .................................................................       4,816        3,650
                                                                              ---------    ---------
          Total current assets ............................................      94,070       93,822
                                                                              ---------    ---------
Notes Receivable ..........................................................          59           59
                                                                              ---------    ---------
Long-Term Retainage .......................................................          95        3,648
                                                                              ---------    ---------
Property, Plant and Equipment, net ........................................      42,116       47,063
                                                                              ---------    ---------
Other Assets:
    Goodwill, net .........................................................      10,578       10,418
    Other intangible assets, net ..........................................       4,483        5,565
    Deferred financing costs, net .........................................       2,532        2,776
    Other .................................................................         808          854
                                                                              ---------    ---------
          Total other assets ..............................................      18,401       19,613
                                                                              ---------    ---------
          Total assets ....................................................   $ 154,741    $ 164,205
                                                                              =========    =========
                  Liabilities and Stockholders' Deficit
-------------------------------------------------------------------
Current Liabilities:
    Accounts payable ......................................................   $  12,247    $  15,687
    Payroll and payroll related expenses ..................................       4,234        3,947
    Deferred income taxes .................................................          14           --
    Billings in excess of costs ...........................................         257        2,034
    Accrued warranty ......................................................       2,031        2,440
    Other accrued expenses ................................................       4,855        6,785
    Customer deposits .....................................................       6,204        7,018
    Current maturities of long-term debt ..................................       2,707        6,074
                                                                              ---------    ---------
          Total current liabilities .......................................      32,549       43,985
                                                                              ---------    ---------
Long-Term Debt, less current maturities ...................................     136,211      130,870
                                                                              ---------    ---------
Deferred Income Taxes .....................................................         582        1,736
                                                                              ---------    ---------
Commitments and Contingencies
Stockholders' Deficit:
    Common stock, $.01 par value, voting (authorized 6,900,000 shares;
      issued 6,633,652 shares; outstanding  1,575,000 shares) ........               16           16
    Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
      issued 1,059,316 shares; outstanding 200,000 shares) ...............            2            2
    Additional paid-in capital ............................................       3,006        3,006
    Accumulated other comprehensive loss ..................................     (10,216)      (8,105)
    Retained earnings .....................................................      19,550       19,654
    Treasury stock, at cost, voting (5,058,652 shares) ....................     (26,950)     (26,950)
    Treasury stock, at cost, nonvoting (859,316 shares) ...................          (9)          (9)
                                                                              ---------    ---------
          Total stockholders' deficit .....................................     (14,601)     (12,386)
                                                                              ---------    ---------
          Total liabilities and stockholders' deficit .....................   $ 154,741    $ 164,205
                                                                              =========    =========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2001, 2000 and 1999
                 (In thousands, except share and per share data)

                                                    2001            2000           1999
                                                 -----------    -----------    -----------
                                                                 Restated
                                                                -----------
Sales ........................................   $   229,921    $   243,961    $   229,210

Cost of Sales ................................       174,254        184,622        179,679
Cost of Sales - restructuring charges ........            --             --            248
                                                 -----------    -----------    -----------
    Total cost of sales ......................       174,254        184,622        179,927
                                                 -----------    -----------    -----------

       Gross profit ..........................        55,667         59,339         49,283

Selling, General and Administrative Expenses .        39,386         38,492         36,411
Amortization Expense .........................         1,728          1,578          1,589
Restructuring Charges ........................            --             --            669
                                                 -----------    -----------    -----------
    Total operating expenses .................        41,114         40,070         38,669
                                                 -----------    -----------    -----------

       Operating income ......................        14,553         19,269         10,614

Other Income (Expense):
    Interest expense .........................       (14,397)       (14,997)       (14,768)
    Interest income ..........................           485            152            147
    Gain (loss) on sale of fixed assets ......          (350)          (155)           232
    Foreign currency transaction gain ........            33            247             42
    Other, net ...............................            74            195             56
                                                 -----------    -----------    -----------

       Income (loss) before income tax benefit           398          4,711         (3,677)
                                                 -----------    -----------    -----------

Income Tax Benefit ...........................          (656)          (568)          (336)
                                                 -----------    -----------    -----------

       Net income (loss) .....................   $     1,054    $     5,279    $    (3,341)
                                                 ===========    ===========    ===========

Basic and Diluted Earnings (Loss) Per Share ..   $      0.59    $      2.82    $     (1.67)
                                                 -----------    -----------    -----------
Weighted Average Common Shares Outstanding ...     1,775,000      1,872,397      2,000,000
                                                 ===========    ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 1999, 2000 and 2001
                        (In thousands, except share data)

                                                              Common Stock
                                              ------------------------------------------------
                                                      Voting                  Nonvoting
                                              -----------------------   ----------------------                 Accumulated
                                                                                                                 Other
                                                                                                Additional    Comprehensive
                                                Shares                     Shares                Paid-In         Income
                                              Outstanding     Amount     Outstanding    Amount    Capital        (Loss)
                                              -----------   ---------   ------------    ------   ----------   -------------
Balance, December 31, 1998 .............       1,800,000      $    18       200,000       $ 2        $2,473       $ (2,203)
   Net loss ............................              --           --            --        --            --             --
   Capital contributions ...............              --           --            --        --           466             --
   Other comprehensive
     loss - foreign currency
     translation adjustments ...........              --           --            --        --            --         (4,793)
                                               ---------      -------       -------       ---        ------       --------
Balance, December 31, 1999 .............       1,800,000           18       200,000         2         2,939         (6,996)
   Restated net income .................              --           --            --        --            --             --
   Capital contributions ...............              --           --            --        --            65             --
    Purchase of treasury shares.........        (225,000)          (2)                                    2             --
   Other comprehensive
     loss- foreign currency
     translation adjustments ...........              --           --            --         -            --         (1,109)
    Dividends ..........................              --           --            --         -            --             --
                                               ---------      -------       -------       ---        ------       --------
Restated balance, December 31, 2000            1,575,000           16       200,000         2         3,006         (8,105)
   Net income ..........................              --           --            --        --            --             --
   Other comprehensive
     loss- foreign currency
     translation adjustments............              --           --            --        --            --         (2,111)
     Dividends .........................              --           --            --        --            --             --
                                               ---------      -------       -------       ---        ------       --------
Balance, December 31, 2001 .............       1,575,000      $    16       200,000       $ 2        $3,006       $(10,216)
                                               =========      =======       =======       ===        ======       ========

                                                                  Treasury Stock
                                                     ------------------------------------------
                                                             Voting               Nonvoting
                                                     ---------------------    -----------------
                                                                                                      Total        Comprehensive
                                          Retained                                                 Stockholders'       Income
                                          Earnings    Shares       Amount     Shares     Amount       Deficit          (Loss)
                                         ---------   ---------    --------    -------    ------    -------------   -------------
Balance, December 31, 1998 ........      $19,578     4,833,652    $(25,524)   859,316    $  (9)    $  (5,665)
   Net loss .......................       (3,341)           --          --         --       --        (3,341)      $ (3,341)
   Capital contributions ..........           --            --          --         --       --           466             --
   Other comprehensive
     loss- foreign currency
     translation adjustments                  --            --          --         --       --        (4,793)        (4,793)
                                                                                                                   --------
   Comprehensive loss                                                                                                (8,134)
                                         -------     ---------    --------    -------   ------     ---------       ========

Balance, December 31, 1999                16,237     4,833,652     (25,524)   859,316       (9)      (13,333)
   Restated net income ............        5,279            --          --         --       --         5,279          5,279
   Capital contributions ..........           --            --          --         --       --            65             --
   Purchase of treasury shares.....           --       225,000      (1,426)        --       --        (1,426)            --

   Other comprehensive
     loss- foreign currency
     translation adjustments                  --            --          --         --       --        (1,109)        (1,109)
                                                                                                                   --------
   Comprehensive income
                                                                                                                      4,170
                                                                                                                   ========
   Dividends ......................       (1,862)           --          --         --       --        (1,862)
                                         -------     ---------    --------    -------   ------     ---------
Restated balance, December
31, 2000 ..........................       19,654     5,058,652     (26,950)   859,316       (9)      (12,386)
   Net income .....................        1,054            --          --         --       --         1,054          1,054
   Other comprehensive
     loss- foreign currency
     translation adjustments ......           --            --          --         --       --        (2,111)        (2,111)
                                                                                                                   --------
   Comprehensive loss .............                                                                                $ (1,057)
                                                                                                                   ========
   Dividends ......................       (1,158)           --          --         --       --        (1,158)
                                         -------     ---------    --------    -------   ------     ---------
Balance, December 31, 2001 ........      $19,550     5,058,652    $(26,950)   859,316    $  (9)    $ (14,601)
                                         =======     =========    ========    =======   ======     =========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                     2001        2000       1999
                                                                    -------    -------    -------
                                                                              Restated
                                                                              --------
Cash Flows From Operating Activities:
   Net income (loss) ............................................   $ 1,054    $ 5,279    $(3,341)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
       Depreciation and amortization ............................     8,775      8,744      8,160
       Amortization of deferred financing costs and debt discount       725        730        715
       Loss (Gain) on sale of assets ............................       350        155       (232)
       Deferred taxes ...........................................      (973)      (829)      (329)
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable, net ...............................     3,621     (2,643)     7,689
         Inventories, net .......................................       568     (8,855)     1,448
         Other current assets ...................................    (1,069)       142      1,124
         Accounts payable .......................................    (3,437)     5,223       (450)
         Payroll and payroll related expenses ...................       287      1,005     (2,008)
         Billings in excess of costs ............................    (1,777)      (642)    (2,307)
         Accrued warranty .......................................      (409)        55       (142)
         Other accrued expenses .................................    (1,931)       801       (918)
         Customer deposits ......................................      (814)       351        389
                                                                    -------    -------    -------
           Net cash flows provided by operating activities ......     4,970      9,516      9,798
                                                                    -------    -------    -------
Cash Flows From Investing Activities:
   Capital expenditures .........................................    (4,387)    (6,251)    (7,728)
   Proceeds from sale of fixed assets ...........................     1,523        360        801
   Payments received on notes receivable ........................        --         --      1,025
   Acquisition of FFI Corp., net of cash acquired ...............    (1,457)        --         --
   Other ........................................................        25          5       (310)
                                                                    -------    -------    -------
           Net cash flows used in investing activities ..........    (4,296)    (5,886)    (6,212)
                                                                    -------    -------    -------

Cash Flows From Financing Activities:
   Payments on shareholder loans ................................    (2,182)      (335)        --
   Proceeds from shareholder loans .............................      1,017      1,500         --
   Proceeds from issuance of debt ..............................         --         --        643
   Payments on debt .............................................    (6,690)    (4,905)    (5,075)
   Payments of deferred financing costs .........................        --         --        (28)
   Net borrowings under line-of-credit agreement ................     8,000      2,600      2,800
   Contributed capital ..........................................        --         65        466
   Purchase of treasury shares ..................................        --     (1,426)        --
   Dividends ....................................................    (1,158)    (1,862)        --
   Other ........................................................       541        298        499
                                                                    -------    -------    -------
           Net cash flows used in financing activities ..........      (472)    (4,065)      (695)
                                                                    -------    -------    -------

Effect of Exchange Rate Changes on Cash .........................       (53)      (126)      (843)
                                                                    -------    -------    -------

Increase (decrease) in Cash and Cash Equivalents ................   $   149    $  (561)   $ 2,048
Cash and Cash Equivalents, beginning of period ..................     2,679      3,240      1,192
                                                                    -------    -------    -------
Cash and Cash Equivalents, end of period ........................   $ 2,828    $ 2,679    $ 3,240
                                                                    =======    =======    =======

   The accompanying notes to consolidated financial statements are an integral part of these statements

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Operations

     The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in South Africa, The Netherlands, Mexico and China.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories were determined using the first-in-first-out ("FIFO") method. As explained in Note 4 the Company has given retroactive effect to the change in accounting principle for all of the Company's domestic inventory except that of David Manufacturing Company ("DMC"), a wholly owned subsidiary of The GSI Group, Inc., from the last-in-first-out ("LIFO") method to the first-in-first-out ("FIFO") method effective October 1, 2000. The Company has also given retroactive effect to the change in accounting principle for DMC inventories from the LIFO method to the FIFO method effective October 1, 2001. Inventories and cost of sales are based in part on accounting estimates relating to differences resulting from periodic physical inventories.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair market value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

                                              Years
                                              -----
Building and Improvements ................... 10-25
Machinery and Equipment .....................  3-10
Office Equipment and Furniture ..............  3-10

     Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from accounts.

     Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

     Research and Development

     Costs associated with research and development are expensed as incurred. Such costs incurred were $2.8 million, $2.3 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Intangible Assets

     The excess of purchase costs over amounts allocated to identifiable assets and liabilities of businesses acquired ("goodwill") is amortized on the straight-line basis over periods ranging from 15 to 40 years. Goodwill is recorded net of accumulated amortization. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value. Other intangible assets, which consist of patents and non-compete agreements, are recorded net of accumulated amortization and are being amortized on a straight-line basis over periods ranging from 3 to 17 years.

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

     Shipping and Handling Fees

     As a result of adopting Emerging Issues Task Force ("EITF") EITF-00-10, "Accounting for Shipping and Handling Fees and Costs" in 2000, the Company reclassified freight expense from sales to cost of goods sold. In 2000, the amounts reclassified were approximately $8.2 million and $8.0 million for the years ending December 31, 2000 and 1999, respectively. Freight expense for 2001 was approximately $8.3 million, which is included in cost of goods sold.

     Translation of Foreign Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. Exchange losses resulting from translations for the years ended December 31, 2001, 2000 and 1999 have been recorded in the accompanying Consolidated Statements of Stockholders' Deficit.

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

     Thirteen Week Fiscal Periods

     The Company uses thirteen week fiscal quarter periods for operational and financial reporting purposes. The Company's year end will continue to be December 31.

3.   New Accounting Pronouncements

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("Statement No. 141"). Under Statement No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. The use of the pooling-of-interests method is prohibited. Additionally, Statement No. 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement No. 141 is effective for all business combinations initiated after June 30, 2001.

     On June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002. As of December 31, 2001, goodwill, net of accumulated amortization, is $10.6 million and amortization expense for the year ended December 31, 2001 was $0.6 million. As a result of Statement

No. 142, this goodwill will no longer be subject to amortization. The Company has not yet determined the impact that the adoption of Statement No. 142 will have on the Company's financial condition and results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. Discontinued operations will no longer include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. The Company has not yet determined the impact that the adoption of Statement No. 144 will have on the Company's financial condition and results of operations.

4.   Accounting Change

     Effective October 1, 2001, the Company has given retroactive effect to the change in accounting principle for DMC's inventory from the LIFO method to the FIFO method. The Company recently moved DMC manufacturing operations from Mason City, Iowa to other domestic locations, which resulted in reduced costs in most product categories resulting from reductions in the cost of their components. Therefore, management believes the FIFO method provides a better measurement of operating results. The combined effect of the change on the Company's net income and retained earnings for the year ended December 31, 2000 was an increase of $0.1 million ($0.04 per share).

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

5.   Restructuring Charges

     During the third quarter of 2001, the Company incurred restructuring charges of approximately $1.0 million related to work force reductions. The charges associated with the reduction in work force are primarily severance costs for several employees, which have been included in operating expenses in the accompanying consolidated statements of operations. Approximately 8.0% of these costs have been paid as of December 31, 2001

     During the first quarter of 1999, the Company recorded a restructuring charge of approximately $1.0 million related to cost-cutting measures, including primarily work force reductions and facility closures. During the second quarter of 1999, the Company changed its restructuring plan to allow its Nova Odessa, Brazil facility to remain open for one more quarter. This change resulted in a reduction of the restructuring charge of approximately $0.1 million. The charges associated with the reduction in work force included severance costs for 155 employees, of whom 52% affected cost of goods sold and 48% affected operating expenses. The charges associated with facility closures consisted of remaining lease obligations and related expenses for the Company's facility in Lenni, Pennsylvania, which was closed during the first quarter of 1999. The charges associated with the lease obligation and related expenses totaling $48,000 have been included in cost of goods sold and were paid out during the second quarter of 1999. Of the $0.9 million charge, $0.7 million was paid out in the second quarter of 1999 and $0.2 million was paid out in the third quarter of 1999. As of December 31, 1999, the Company had terminated 155 employees who were paid severance of $0.6 million in the second quarter of 1999 and $0.2 million in the third quarter of 1999.

6.   Trade Receivables Allowance

     The following summarizes trade receivables allowance activity for the years ended December 31, 1999, 2000 and 2001 (in thousands):

                                                                        Amount
                                                                       -------
Balance, December 31, 1999 ........................................    $ 1,500
        Increase to operating expense .............................      1,765
        Charge to allowance .......................................       (857)
                                                                       -------
Balance, December 31, 2000 ........................................      2,408
        Increase to operating expense .............................        169
        Charge to allowance .......................................       (660)
                                                                       -------
Balance, December 31, 2001 ........................................    $ 1,917
                                                                       =======

     The Company has a $5.0 million line of credit arrangement with LaSalle National Bank. Collateral for borrowings consist of certain insured foreign receivables that are not included in the Company's borrowing base. As of December 31, 2001, borrowings were $1.1 million and are reflected as a reduction of trade receivables. There are no covenant requirements relating to this line of credit.

7.   Business Segment

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 2001, 2000 and 1999 are as shown in the table below (in thousands):

                                                       December 31,
                                            2001           2000           1999
                                          --------       --------       --------
Grain product line                        $123,801       $145,250       $129,446
Swine product line                          55,885         42,437         42,403
Poultry product line                        50,235         56,274         57,361
                                          --------       --------       --------
     Sales                                $229,921       $243,961       $229,210
                                          ========       ========       ========

     For the years ended December 31, 2001, 2000 and 1999, sales in Brazil were $17.0 million, $20.1 million and $17.8 million, respectively. Net income (loss) in Brazil was $1.2 million, $0.9 million and ($3.6) million in 2001, 2000 and 1999, respectively. Long-lived assets in Brazil were $3.1 million and $3.9 million at December 31, 2001 and 2000, respectively.

8.   Risks and Uncertainties

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

     During 2001, the Brazilian Real experienced a devaluation (1.9501 Brazilian Reals/U.S. Dollar at December 31, 2000 as compared to 2.3105 Brazilian Reals/ U.S. Dollar at December 31, 2001). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.

     During 2001, the South African Rand experienced a devaluation (7.5653 South African Rand/U.S. Dollar at December 31, 2000 as compared to 11.9920 South African Rand/U.S. Dollar at December 31, 2001). Any further deterioration in South Africa's economy could have an adverse effect on the Company's results of operations and financial condition.

9.   Detail of Certain Assets

                                                                                 As of December 31,
                                                                                --------------------
                                                                                 2001        2000
                                                                                --------    --------
                                                                                  (In thousands)
                                                                                --------------------
Accounts Receivable
                        Trade receivables ...................................   $ 30,804    $ 31,528
                        Allowance for doubtful accounts .....................     (1,917)     (2,408)
                                                                                --------    --------
                             Total ..........................................   $ 28,887    $ 29,120
                                                                                ========    ========
                                                                                            Restated
                                                                                            --------
Inventories
                        Raw materials ......................................    $ 13,341      20,615
                        Work-in-process .....................................     18,322      18,094
                        Finished goods ......................................     23,631      17,153
                                                                                --------    --------
                                                                                  55,294      55,862
                                                                                ========    ========

Property, Plant and Equipment
                        Land   .............................................    $    974    $    921
                        Buildings and improvements ........................       24,764      22,128
                        Machinery and equipment ...........................       50,624      51,897
                        Office equipment and furniture ....................        7,744       7,410
                        Construction-in-progress ...........................          14       2,798
                                                                                --------    --------
                                                                                  84,120      85,154
                        Accumulated depreciation ...........................     (42,004)    (38,091)
                                                                                --------    --------
                        Property, plant and equipment, net .................    $ 42,116    $ 47,063
                                                                                ========    ========

Intangible Assets
                        Goodwill ............................................   $ 13,492    $ 12,348
                        Accumulated amortization ............................     (2,914)     (1,930)
                                                                                --------    --------
                             Total ..........................................   $ 10,578    $ 10,418
                                                                                ========    ========

                        Non-compete agreements ..............................   $  8,227    $  8,227
                        Accumulated amortization ............................     (3,971)     (2,869)
                                                                                --------    --------
                             Total ..........................................   $  4,256    $  5,358
                                                                                ========    ========

                        Patents and other intangible assets .................   $    383    $    333
                        Accumulated amortization ............................       (156)      (126)
                                                                                --------    --------
                             Total ..........................................   $    227    $    207
                                                                                ========    ========
Deferred Financing Costs
                        Deferred financing costs ............................   $  4,756    $  4,440
                        Accumulated amortization ............................     (2,224)     (1,664)
                                                                                --------    --------
                             Total ..........................................   $  2,532    $  2,776
                                                                                ========    ========

10.  Supplemental Cash Flow Information

     The Company paid approximately $13.0 million, $13.7 million and $13.5 million in interest during the years ended December 31, 2001, 2000 and 1999, respectively. The Company paid income taxes of $48,135, $108,898 and $64,343 during the years ended December 31, 2001, 2000 and 1999, respectively.

11.  Long-Term Debt

     Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                                                                                        2001          2000
                                                                                      ---------    ---------
Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time the rate is subject to periodic adjustments based on U.S. Treasury
   Note rates, the rate at December 31, 2001 is 6.5%, due $14 monthly plus interest with unpaid principal balance due April, 2010, secured by
   certain real estate and improvements in Paris, Illinois ........................   $   1,376    $   1,542

Various non-compete, license and patent agreements payable, noninterest-bearing
   and payable in varying amounts through 2003 ....................................          26           39
LaSalle Bank N. A. revolving line of credit .......................................      22,000        5,400
LaSalle Bank N. A. term note ......................................................      16,311       27,300
Clark Products, Inc. promissory note bearing interest at 10%; due $14 monthly
   through June, 2001, secured by certain equipment and intangibles ...............          --           33
Shareholder Note, unsecured, payable on demand , under the same interest terms as
     the La Salle Bank N.A. revolving line of credit ..............................          --        1,165
10.25% senior subordinated notes payable, principal due November, 2007, net of
   Unamortized debt discount of $1,071 and $1,138 as of December 31, 2001 and 2000, respectively; amortization of debt discount was $166 for the years ended December 31, 2001 and 2000; interest is payable
   semi-annually in May and November ..............................................      98,929       98,864
Note payable to the former shareholders of Avemarau Equipamentos Agricolas
   Ltda., noninterest-bearing and payable in equal annual installments beginning December 1998 through December 2001; interest imputed at 8%,
   face amount of note is 4.0 million Brazilian Reals .............................          --        2,015
Various notes payable, bearing interest at rates ranging from 14.63% to 19.63%
   and payable in varying amounts through 2002 ....................................          72          282
City of Assumption promissory note bearing interest at 5%; due $9 monthly through
   December, 2003, secured by a $495 letter of credit .............................         204          304
                                                                                      ---------    ---------
                Total .............................................................     138,918      136,944
Less -
       Current maturities .........................................................      (2,707)      (6,074)
                                                                                      ---------    ---------
                Total long-term debt ..............................................   $ 136,211    $ 130,870
                                                                                      =========    =========

Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):

            2002 ....................................        2,707
            2003 ....................................        2,640
            2004 ....................................       24,523
            2005 ....................................        2,523
            2006 ....................................        2,523
            Thereafter ..............................      104,002
                                                          --------
                 Total ..............................     $138,918
                                                          ========

     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2001.

     In June 2000, a shareholder of the Company extended a loan to the Company for $1.5 million, which is payable on demand. In 2001, a shareholder of the Company extended a loan to the Company for $1.0 million that was paid off during the year. This loan has the same interest terms as the LaSalle Bank N.A. revolving line of credit. The balance of the loan was $0.0 and $1.2 million as of December 31, 2001 and December 31, 2000, respectively and is included in current maturities of long-term debt.

     On July 25, 2001, LaSalle Bank National Association and the Company amended the Company's credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $43.1 million (limited based on a borrowing base which includes accounts receivable, inventory, principal reductions of the LaSalle Bank National Association term loan, letters of credit and certain guaranteed debt) and a $16.9 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.25% over LIBOR or 0.25% to 0.75% over the bank's floating rate, both based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on July 25, 2004. The Credit Facility expires on July 25, 2004. As the principal amount outstanding on the term loan, letters of credit, and certain guaranteed debt is reduced, the availability on the revolving loan is increased maintaining a total commitment of $60.0 million under the Credit Facility. In addition, the Credit Facility provided for a $5.0 million borrowing base over-advance which expired on September 1, 2001 and bore an interest rate of LIBOR plus 3.5%. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, fixed charge coverage ratio, tangible net worth and certain levels of EBITDA and capital expenditures. In addition, the Credit Facility requires that a percentage of Excess Cash, as defined, be used to pay down the term loan on an annual basis. The Company was in compliance with the covenants under the Credit Facility as of December 31, 2001. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. The term loan and revolving line of credit bore interest at rates ranging from 4.2% to 8.8% for the fiscal year 2001. The Company had $22.0 million of revolving loans outstanding, $6.2 million of standby letters of credit and $5.0 million of guaranteed FarmPro debt which reduced the overall availability on the line to $10.1 million as of December 31, 2001.

     In September 2001, the Company purchased $100,000 of Senior subordinated debt that was outstanding from a shareholder of the Company that is reflected as a reduction of debt. The bonds were purchased at fair market value.

12.  Employee Benefit Plans

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2001, 2000 and the first quarter of 1999, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Contributions to the plan were temporarily suspended for the last three quarters of 1999. Employer contributions to this plan were $203,873, $171,346 and $59,425 during 2001, 2000 and 1999, respectively.

13.  Income Tax Matters

     The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 2001, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. DMC is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

     The income tax benefit differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                          2001       2000      1999
U.S. Federal statutory rate ..........................   $   135    $ 1,574    $(910)
Increase (decrease) in income taxes resulting from:
     Non-taxable S Corporation (income) losses .......       398     (1,466)     879
     Foreign local taxes .............................       295       (419)      --
     Tax differences resulting from acquisition of DMC    (1,274)      (279)    (279)
     Nondeductible goodwill amortization .............        33         33       33
     Effective tax rate differences ..................      (221)       (38)      11
     State and other income taxes ....................       (22)        27      (70)
                                                         -------    -------    -----
                                                         $  (656)   $  (568)   $(336)
                                                         =======    =======    =====

The following is a summary of the Company's benefit for income taxes (in thousands):

                                                       Years Ended December 31,
                                              ----------------------------------
                                               2001          2000          1999
                                              -----         -----         ------
Current
     Federal .........................        $(113)        $  51         $   4
     State and local .................          (24)           28           (11)
     Foreign .........................          454           182            --
                                              -----         -----         -----
                                                317           261            (7)
                                              -----         -----         -----

Deferred
     Federal .........................         (555)         (154)         (224)
     State and local .................         (259)          (75)         (105)
     Foreign .........................         (159)         (600)           --
                                              -----         -----         -----
                                               (973)         (829)         (329)
                                              -----         -----         -----

           Total benefit .............        $(656)        $(568)        $(336)
                                              -----         -----         -----

     The components of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                           2001           2000
                                                         -------        --------
Deferred tax assets:
     Tax loss carryforwards - DMC ................       $    64        $    30
     Tax loss carryforwards - Brazil .............         1,890          2,245
     Tax loss carryforwards - Mexico .............           158             --
     Allowance for doubtful accounts .............            18             18
     Inventory reserves ..........................            21             21
     Cash discount reserves ......................            15             24
     Estimated product liability .................            68             20
     Accrued health insurance ....................            13             --
     Accrued vacations ...........................             1             54
                                                         -------        -------
                                                         $ 2,248        $ 2,412
                                                         =======        =======
Deferred tax liabilities:
     Property and equipment ......................         1,031          1,151
     Inventory ...................................           445          1,185
                                                         -------        -------
                                                           1,476          2,336
                                                         -------        -------
Valuation Allowance - Brazil                              (1,368)        (1,645)
                                                         -------        -------

Net Deferred tax liability .......................       $   596        $ 1,569
                                                         =======        =======

     DMC has tax loss carryforwards of approximately $289,647, which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $5,250,000 that do not expire. Mexico has tax loss carryforwards of approximately $782,093 that begin to expire in 2007.

     Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

     At December 31, 2001, if GSI's S Corporation election were terminated, a deferred income tax liability of approximately $816,000 would be recorded.

14.  Commitments and Contingencies

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

     The Company has month to month leases for several buildings and paid rentals in 2001, 2000 and 1999 of $0.8 million, $0.7 million and $0.7 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2001, 2000 and 1999 was $1.2 million, $1.4 million and $1.5 million, respectively.

     Operating lease commitments are as follows (in thousands):

                  2002 ................................    1,055
                  2003 ................................      769
                  2004 ................................      343
                                                          ------
                  Total ...............................   $2,167
                                                          ======

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of December 31, 2001. Certain lease agreements are collateralized by a letter of credit of $2.0 million, which was renewed for another year, expiring on October 15, 2002.

     The Company terminated employment agreements with certain executives as of November 15, 2001.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $2.5 million and $4.7 million as of December 31, 2001 and 2000, respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria. These assets are secured by letters of credit totaling $1.9 million and are expected to be collected during the year 2002.

15.  Regional Information

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

                                        2001       2000       1999
                                      --------   --------   --------
        United States ............    $  155.6   $  155.7   $  150.7
        Asia .....................        17.3       18.1       11.8
        Canada ...................        17.5       23.2       19.1
        Latin America ............        28.3       31.8       32.0
        Mideast ..................         3.3        3.7        6.5
        Europe ...................         5.6        6.4        6.4
        All other ................         2.3        5.1        2.7
                                      --------   --------   --------
                                      $  229.9   $  244.0   $  229.2
                                      ========   ========   ========

16.  Related-Party Transactions

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $243,849, $221,235 and $133,895 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a certain shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $65,203, $27,393 and $56,967 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $129,245, $7,677 and $93,039 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company.

In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $5.0 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. The amount of the guaranteed borrowings at December 31, 2001 and 2000 were $4.8 million and $4.4 million, respectively. Sales to FarmPRO were $2.9 million, $2.5 million and $3.4 million in 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $178,432, $197,223 and $404,249 for 2001, 2000 and 1999, respectively.

     The Company makes purchases in the ordinary course of business from the Segatt family, some of whom are current employees of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $195,000, $90,000 and $43,000 for 2001, 2000 and 1999, respectively and sales of poultry equipment that amounted to $9,000, $38,000 and $12,000 for 2001, 2000 and 1999, respectively

     The Company makes sales and purchases in the ordinary course of business from Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $149,070, $7,289 and $135,686 from 2001, 2000 and 1999, respectively and sales of poultry equipment that amounted to $19,263, $19,700 and $94,075 from 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $22,464, $57,519 and $23,010 for 2001, 2000 and 1999, respectively.

     In August, 2001, Cathy Sloan was elected as a director of the Company, replacing a director who resigned. Cathy Sloan is the wife of Craig Sloan.

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

17.  Unaudited Quarterly Information

                                              First      Second     Third      Fourth
                                             Quarter    Quarter    Quarter    Quarter
                                            --------    -------   --------   --------
                                              (In thousands, except per share date)
2001:
     Sales ..............................   $ 44,969    $65,498   $ 71,834   $ 47,620
     Gross profit .......................     11,254     15,154     18,984     10,275
     Net income (loss) ..................     (2,370)     1,133      4,617     (2,326)
     Basic and diluted earnings per share      (1.34)       .64       2.60      (1.31)
                                            ========    =======   ========   ========

2000:
     Sales ..............................   $ 49,016    $66,057   $ 83,391   $ 45,497
     Gross profit .......................     10,350     15,098     24,007      9,802
     Net income (loss) ..................     (2,150)     1,914      9,042     (3,609)
     Basic and diluted earnings
        per share .......................      (1.08)       .96       5.09      (2.03)
                                            ========    =======   ========   ========

1999:
     Sales ..............................   $ 46,371    $60,356   $ 79,839   $ 42,644
     Restated Gross profit ..............      8,003     12,374     17,653     11,253
     Restated Net income (loss) .........     (7,157)       861      4,656     (1,701)
     Restated Basic and diluted earnings
        per share .......................      (3.58)       .43       2.33       (.85)
                                            ========    =======   ========   ========

     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2001 and 2000; thus it was not restated.

18.  Acquisitions

     On January 2, 2001, the Company purchased certain assets including inventory, specialized equipment, patents, trademarks, goodwill and customer lists of the FFI Corporation ("FFI") for approximately $6.2 million. FFI was a manufacturer of grain drying equipment located in Indianapolis, Indiana. The transaction was recorded in accordance with the purchase method of accounting and, accordingly, the acquired assets have been recorded at their estimated fair market values at the date of acquisition. The intangible assets totaling $1.3 million, including patents, trademarks, goodwill and customer lists, are being amortized on a straight line basis over the assets estimated useful life ranging from 10-20 years. The purchase price allocation is based on fair values.

19.  Dispositions

     On December 30, 2001, the Company sold the inventory, intellectual property, and specialized equipment relating to one of its minor product lines. The sale amount ranges from a minimum of $775,000 to a maximum of $1,267,000 contingent on inventory utilization and subsequent product sales by the buyer. The Company has retained a security interest in the equipment and has a five year non-compete covenant. The Company received $100,000 upon closing and will receive $200,000 upon delivery of the inventory with the remaining amount to be paid upon resolution of the above mentioned contingencies.

20.  Guarantor Subsidiaries

The Company's payment obligation under the Notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., GSI/Cumberland BV, GSI/Cumberland SA (Pty) Ltd., GSI Group (Asia) Sdn. Bhd. and Agromarau Industria E Comercio Ltda., GSI Agricultural Equipment Shanghai Co. Ltd., and the GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (In thousands)

                                                                    Parent     Guarantor
                                                                   Company    Subsidiaries   Eliminations   Consolidated
                                                                  ---------   ------------   ------------   ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ...............................   $   1,482     $  1,346       $     --      $   2,828
      Accounts receivable, net ................................      23,320       10,762         (5,195)        28,887
      Inventories, net ........................................      43,805       13,939         (2,450)        55,294
      Other current assets ....................................       5,454        1,607             --          7,061
                                                                  ---------     --------       --------      ---------
      Total current assets ....................................      74,061       27,654         (7,645)        94,070

Property, plant and equipment, net ............................      33,071        9,045             --         42,116
Goodwill and other intangibles, net ...........................       2,929       12,132             --         15,061
Investment in and advances to/from
      Subsidiaries ............................................      42,532       (6,513)       (36,019)            --
Other long-term assets ........................................       3,481           13             --          3,494
                                                                  ---------     --------       --------      ---------
      Total assets ............................................   $ 156,074     $ 42,331       $(43,664)     $ 154,741
                                                                  =========     ========       ========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt .......................   $   2,635     $     72       $     --      $   2,707
      Accounts payable ........................................      11,609        7,750         (7,112)        12,247
      Accrued liabilities .....................................      15,059        2,536             --         17,595
                                                                  ---------     --------       --------      ---------
      Total current liabilities ...............................      29,303       10,358         (7,112)        32,549

Long-term debt ................................................     131,865        9,201         (4,855)       136,211
Other long-term liabilities ...................................        (225)         807             --            582
                                                                  ---------     --------       --------      ---------
      Total liabilities .......................................     160,943       20,366        (11,967)       169,342

Stockholders' equity (deficit):
      Common stock ............................................          18       23,539        (23,539)            18
      Additional paid-in capital ..............................       3,006          305           (305)         3,006
      Accumulated other comprehensive loss ....................          --      (10,216)            --        (10,216)
      Retained earnings .......................................      19,066        8,337         (7,853)        19,550
      Treasury stock, at cost .................................     (26,959)          --             --        (26,959)
                                                                  ---------     --------       --------      ---------
      Total stockholders' equity (deficit) ....................      (4,869)      21,965        (31,697)       (14,601)
                                                                  ---------     --------       --------      ---------
Total liabilities and stockholders' equity ....................   $ 156,074     $ 42,331       $(43,664)     $ 154,741
                                                                  =========     ========       ========      =========

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                           DECEMBER 31, 2000, Restated
                                 (In thousands)

                                                                    Parent     Guarantor
                                                                   Company    Subsidiaries   Eliminations   Consolidated
                                                                  ---------   ------------   ------------   ------------
                                     ASSETS
Current assets:
      Cash and cash equivalents ...............................   $      20     $  2,659       $     --      $   2,679
      Accounts receivable, net ................................      23,990       10,478         (5,348)        29,120
      Inventories, net ........................................      40,741       15,990           (869)        55,862
      Other current assets ....................................       3,792        2,369             --          6,161
                                                                  ---------     --------       --------      ---------
      Total current assets ....................................      68,543       31,496         (6,217)        93,822

Property, plant and equipment, net ............................      35,870       11,193             --         47,063
Goodwill and other intangibles, net ...........................       4,396       14,363             --         18,759
Investment in and advances to/from
      Subsidiaries ............................................      40,966       (4,906)       (36,060)            --
Other long-term assets ........................................       4,505           56             --          4,561
                                                                  ---------     --------       --------      ---------
      Total assets ............................................   $ 154,280     $ 52,202       $(42,277)     $ 164,205
                                                                  =========     ========       ========      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long-term debt .......................   $   3,877     $  2,197       $     --      $   6,074
      Accounts payable ........................................      14,173        6,862         (5,348)        15,687
      Accrued liabilities .....................................      17,877        4,347             --         22,224
                                                                  ---------     --------       --------      ---------
      Total current liabilities ...............................      35,927       13,406         (5,348)        43,985

Long-term debt ................................................     128,613       11,651         (9,394)       130,870
Other long-term liabilities ...................................          --        1,736             --          1,736
                                                                  ---------     --------       --------      ---------
      Total liabilities .......................................     164,540       26,793        (14,742)       176,591

Stockholders' equity (deficit):
      Common stock ............................................          18       23,526        (23,526)            18
      Additional paid-in capital ..............................       3,006          305           (305)         3,006
      Accumulated other comprehensive loss ....................          --       (8,105)            --         (8,105)
      Retained earnings .......................................      13,675        9,683         (3,704)        19,654
      Treasury stock, at cost .................................     (26,959)          --             --        (26,959)
                                                                  ---------     --------       --------      ---------
      Total stockholders' equity (deficit) ....................     (10,260)      25,409        (27,535)       (12,386)

Total liabilities and stockholders' equity ....................   $ 154,280     $ 52,202       $(42,277)     $ 164,205
                                                                  =========     ========       ========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                        Parent     Guarantor
                                                       Company    Subsidiaries   Eliminations   Consolidated
                                                      ---------   ------------   ------------   ------------
Sales                                                 $ 190,509     $ 58,515       $(19,103)     $ 229,921
Cost of sales ...................................       147,983       42,194        (15,923)       174,254
                                                      ---------     --------       --------      ---------

      Gross profit ..............................        42,526       16,321         (3,180)        55,667

Selling, general and administrative expenses ....        26,227       14,887             --         41,114
                                                      ---------     --------       --------      ---------

      Operating income (loss) ...................        16,299        1,434         (3,180)        14,553

Interest expense ................................       (13,755)        (642)            --        (14,397)
Other (expense) income ..........................          (218)         460             --            242
                                                      ---------     --------       --------      ---------

Income before income taxes ......................         2,326        1,252         (3,180)           398
Provision (Benefit) for income taxes ............            68         (724)            --           (656)
                                                      ---------     --------       --------      ---------
Income before equity in income of
      Consolidated subsidiaries .................         2,258        1,976         (3,180)         1,054
Equity in income of consolidated subsidiaries ...         1,976           --          1,976             --
                                                      ---------     --------       --------      ---------

Net income ......................................     $   4,234     $  1,976       $ (5,156)     $   1,054
                                                      =========     ========       ========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 2000, Restated
                                 (In thousands)

                                                  Parent     Guarantor
                                                 Company    Subsidiaries   Eliminations   Consolidated
                                                ---------   ------------   ------------   ------------
Sales .......................................   $ 195,718     $ 63,090       $(14,847)     $ 243,961
Cost of sales ...............................     151,691       48,810        (15,879)       184,622
                                                ---------     --------       --------      ---------
      Gross profit ..........................      44,027       14,280          1,032         59,339

Selling, general and administrative expenses       26,116       13,954             --         40,070
                                                ---------     --------       --------      ---------
      Operating income ......................      17,911          326          1,032         19,269

Interest expense ............................     (14,626)        (371)            --        (14,997)
Other income ................................         135          304             --            439
                                                ---------     --------       --------      ---------
Income before income taxes ..................       3,420          259          1,032          4,711
Provision (benefit) for income taxes ........           3         (571)            --           (568)
                                                ---------     --------       --------      ---------
Income before equity in income of
      Consolidated subsidiaries .............       3,417          830          1,032          5,279
Equity in income of consolidated subsidiaries         830           --           (830)            --
                                                ---------     --------       --------      ---------
Net income ..................................   $   4,247     $    830       $    202      $   5,279
                                                =========     ========       ========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In thousands)

                                                        Parent     Guarantor
                                                       Company    Subsidiaries   Eliminations   Consolidated
                                                      ---------   ------------   ------------   ------------
Sales                                                 $ 185,612     $ 57,019       $(13,421)     $ 229,210
Cost of sales ....................................      144,395       46,101        (10,569)       179,927
                                                      ---------     --------       --------      ---------

      Gross profit ...............................       41,217       10,918         (2,852)        49,283

Selling, general and administrative expenses .....       23,571       15,098             --         38,669
                                                      ---------     --------       --------      ---------

      Operating income (loss) ....................       17,646       (4,180)        (2,852)        10,614

Interest expense .................................      (14,378)        (390)            --        (14,768)
Other income (expense) ...........................          494          (17)            --            477
                                                      ---------     --------       --------      ---------

Income (loss) before income taxes ................        3,762       (4,587)        (2,852)        (3,677)
Benefit for income taxes .........................          (27)        (309)            --           (336)
                                                      ---------     --------       --------      ---------
Income (loss) before equity in income of
      Consolidated subsidiaries ..................        3,789       (4,278)        (2,852)        (3,341)
Equity in income of consolidated subsidiaries ....       (4,278)          --          4,278             --
                                                      ---------     --------       --------      ---------

Net loss .........................................    $    (489)    $ (4,278)      $  1,426      $  (3,341)
                                                      =========     ========       ========      =========

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001
                                 (In thousands)

                                                        Parent     Guarantor
                                                       Company    Subsidiaries   Eliminations   Consolidated
                                                      ---------   ------------   ------------   ------------
Cash flows from operating activities .............     $ 2,285       $ 2,685       $    --        $ 4,970
                                                       -------       -------       -------        -------

Cash flows from investing activities:
      Capital expenditures .......................      (3,918)         (469)           --         (4,387)
      Other ......................................      (2,751)        2,842            --             91
                                                       -------       -------       -------        -------

      Net cash provided by (used in) investing
      Activities .................................      (6,669)        2,373            --         (4,296)
                                                       -------       -------       -------        -------

Cash flows from financing activities:
      Net borrowings (payments) on debt ..........       4,720        (4,575)           --            145
      Other ......................................       1,126        (1,743)           --           (617)
                                                       -------       -------       -------        -------

      Net cash provided by (used in) financing
      Activities .................................       5,846        (6,318)           --           (472)
                                                       -------       -------       -------        -------

Effect of exchange rate changes on cash ..........          --           (53)           --            (53)
                                                       -------       -------       -------        -------

Change in cash and cash equivalents ..............       1,462        (1,313)           --            149

Cash and cash equivalents, beginning of period ...          20         2,659            --          2,679
                                                       -------       -------       -------        -------
Cash and cash equivalents, end of period .........     $ 1,482       $ 1,346            --        $ 2,828
                                                       =======       =======       =======        =======

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 2000, Restated
                                 (In thousands)

                                                   Parent     Guarantor
                                                   Company   Subsidiaries   Eliminations   Consolidated
                                                   -------   ------------   ------------   ------------
Cash flows from operating activities ...........   $ 4,611     $ 4,905          $ --          $ 9,516
                                                   -------     -------          ----          -------

Cash flows from investing activities:
      Capital expenditures .....................    (5,747)       (504)           --           (6,251)
      Other ....................................       283          82            --              365
                                                   -------     -------          ----          -------

      Net cash used in investing
      Activities ...............................    (5,464)       (422)           --           (5,886)
                                                   -------     -------          ----          -------

Cash flows from financing activities:
      Net borrowings (payments) on debt ........     2,195      (3,335)           --           (1,140)
      Other ....................................    (1,537)     (1,388)           --           (2,925)
                                                   -------     -------          ----          -------

      Net cash provided by (used in) financing
      Activities ...............................       658      (4,723)           --           (4,065)
                                                   -------     -------          ----          -------

Effect of exchange rate changes on cash ........        --        (126)           --             (126)
                                                   -------     -------          ----          -------

Change in cash and cash equivalents ............      (195)       (366)           --             (561)

Cash and cash equivalents, beginning of period..     1,058       2,182            --            3,240
                                                   -------     -------          ----          -------

Cash and cash equivalents, end of period .......   $   863     $ 1,816            --          $ 2,679
                                                   =======     =======          ====          =======

           SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999
                                 (In thousands)

                                                    Parent     Guarantor
                                                   Company    Subsidiaries   Eliminations   Consolidated
                                                   --------   ------------   ------------   ------------
Cash  flows  provided  by  (used  in)  operating
activities                                         $ 11,413      $(1,615)       $ --          $ 9,798
 ...............................................   --------      -------        ----          -------

Cash flows from investing activities:
      Capital expenditures .....................     (7,728)          --          --           (7,728)
      Other ....................................      1,182          334          --            1,516
                                                   --------      -------        ----          -------

      Net cash provided by (used in) investing
      Activities ...............................     (6,546)         334          --           (6,212)
                                                   --------      -------        ----          -------

Cash flows from financing activities:
      Advances (to) from affiliates ............     (4,354)       4,354          --               --
      Net payments on debt .....................       (472)      (1,160)         --           (1,632)
      Other ....................................        638          299          --              937
                                                   --------      -------        ----          -------

      Net cash provided by (used in) financing
      Activities ...............................     (4,188)       3,493          --             (695)
                                                   --------      -------        ----          -------

Effect of exchange rate changes on cash ........         --         (843)         --             (843)
                                                   --------      -------        ----          -------

Change in cash and cash equivalents ............        679        1,369          --            2,048

Cash and cash equivalents, beginning of period .        379          813          --            1,192
                                                   --------      -------        ----          -------

Cash and cash equivalents, end of period .......   $  1,058      $ 2,182          --          $ 3,240
                                                   ========      =======        ====          =======

21.  Subsequent Events

     On January 31, 2002, the Company sold its Mason City, Iowa manufacturing facility for $1.2 million. The Company maintained its distribution facility in Mason City with a leased facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:

                      Name                          Age                        Office
                      ----                          ---                        ------
Craig Sloan .....................................   51    Chief Executive Officer and Director
Russell C. Mello ................................   40    Chief Financial Officer, Treasurer and Secretary
Eugene A. Wiseman ...............................   52    President of GSI Division
Allen A. Deutsch.................................   51    President of AP/Cumberland Division
Timothy K. Tribbett .............................   32    President of International Operations
David L. Vettel .................................   43    President of GSI International Division
Kevin Sloan .....................................   43    Senior Vice-President-Director of Manufacturing Division
Cathy Sloan .....................................   51    Director

     Craig Sloan joined the Company in November 1971. Mr. Sloan has been Chief Executive Officer since December 1993. From December 1974 to December 1993, he served as President of Grain Systems, Inc., a former subsidiary of the Company. Mr. Sloan has been a Director of the Company since December 1972.

     Russell C. Mello joined the Company in March 1995. Mr. Mello has been the Chief Financial Officer, Secretary and Treasurer since September 2001. From June 1999 to September 2001, he served as Senior Vice President, Finance and Secretary and Treasurer. From September 1996 to June 1999, he served as Vice President, Finance and Assistant Secretary and Assistant Treasurer. From March 1995 to September 1996, he served as the Controller of the GSI Division. From October 1984 to March 1995, he held various management and finance positions with Emerson Electric Company, a manufacturer of electrical equipment.

     Eugene A. Wiseman joined the Company in October 1978. Mr. Wiseman has been President of the GSI Division since December 1996. From December 1994 to December 1996, he served as Vice President of the GSI Division. From March 1990 to December 1994, he served as Division Manager of the GSI Division. Prior thereto, Mr. Wiseman held various sales and management positions.

     Allen A. Deutsch joined the Company in January 1993. Mr. Deutsch has been President of the Livestock Division since September 2001. From June 1996 to September 2001, he served as President of the AP Division. From April 1995 to June 1996, he served as Vice President of the AP Division. From January 1993 to April 1995, he served as National Sales Manager of the AP Division. From August 1983 to January 1993, he served as Sales Manager of AAA Associates, Incorporated, a manufacturer and marketer of livestock ventilation systems, which business was acquired by the Company in January 1993.

     Timothy K. Tribbett joined the Company in March 1998. Mr. Tribbett has been President of International Operations, Assistant Secretary and Assistant Treasurer since September 2001. From March 1999 to September 2001, he served as Vice President of International Finance. From March 1998 to March 1999, he served as the Manager of International Finance. From April 1994 to March 1998, he held various finance positions with Federal-Mogul Corporation, a manufacturer of automobile components.

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

     Kevin Sloan joined the Company in March 1977. Mr. Sloan has been Senior Vice-President - Director of Manufacturing since January 1996. From December 1993 to January 1996, he served as Vice-President of the Heritage Vinyl Division. From February 1987 to December 1993, he served as General Manager of the Heritage Vinyl Division. Prior thereto, Mr. Sloan has held various manufacturing positions.

     Cathy Sloan has been a director of the Company since September 2001. Ms. Sloan is the wife of Craig Sloan and is a homemaker.

     The Company's bylaws provide that the number of directors shall be two. Each director is elected to serve until the next annual meeting and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Executive officers are elected by the Board of Directors and serve until their successors have been elected and qualified or until their earlier resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2000 of the Company's Chief Executive Officer and the other five most highly compensated executive officers of the Company (the "Named Executives"), plus two former employees who would have been named if they were still employed by the Company.

                           SUMMARY COMPENSATION TABLE

                                                                              All Other
      Name & Principal Position               Year   Annual Compensation   Compensation(1)
      -------------------------               ----   ------------------    ---------------
                                                      Salary     Bonus
                                                     --------   -------
Craig Sloan ...............................   2001   $407,515   $    --       $11,702
    Chief Executive Officer and Director      2000   $407,515   $    --       $ 6,680

                                              1999   $391,000   $    --       $14,784

Eugene A. Wiseman .........................   2001   $130,000   $19,000       $    --
    President of GSI Division                 2000   $130,000   $14,387       $    --

                                              1999   $100,000   $28,159       $    --

Allen A. Deutsch ..........................   2001   $130,000   $26,000       $    --
    President of AP Division                  2000   $130,000   $10,532       $    --

                                              1999   $130,000   $23,812       $    --

David L. Vettel ...........................   2001   $120,000   $19,000       $    --
    President of GSI International Division   2000   $120,000   $14,387       $    --

                                              1999   $120,000   $ 9,723       $    --

Kevin Sloan ...............................   2001   $120,000   $30,000       $    --
    Vice-President of Manufacturing           2000   $120,000   $25,000       $    --

                                              1999   $120,000   $    --       $    --

Jorge Andrade .............................   2001   $292,000   $    --       $ 9,043
      Former employee                         2000   $316,515   $    --       $ 6,268
                                              1999   $300,000   $    --       $ 6,513

Howard Buffett ............................   2001   $292,000   $    --       $20,145
      Former employee                         2000   $316,515   $    --       $ 5,838
                                              1999   $300,000   $    --       $ 4,832

----------
/1/  Consists of group insurance and other miscellaneous benefits.

Compensation Committee Interlocks and Insider Participation

     The Company did not have a Compensation Committee during 2001. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2001. See "Certain Relationships and Related Transactions." During 2001, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2001.

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

                                                                                               Non-Voting
                                                               Voting Common Stock           Common Stock(2)
                                                            -------------------------    --------------------------
                                                            Number of   Percentage of    Number of    Percentage of
          Name and Address of Beneficial Owner                Shares       Voting          Shares      Non-Voting
          ------------------------------------              ---------   -------------    ---------   --------------
Craig Sloan (1) ......................................      1,575,000      100.00%         93,567        46.78%
Russell C. Mello (1) .................................             --       --             11,830         5.92%
Eugene A. Wiseman (1) ................................             --       --             15,773         7.89%
Allen A. Deutsch (1) .................................             --       --             11,198         5.60%
David L. Vettel (1) ..................................             --       --             13,798         6.90%
Kevin Sloan (1) ......................................             --       --             11,830         5.92%
Directors and executive officers as a group
     (6 persons in group) ............................      1,575,000      100.00%        157,996        79.00%

(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company, the voting stockholder and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors,
(iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal to Craig Sloan with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan and the Company (subject to compliance with the terms of the indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering.

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by certain family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $243,849, $221,235 and $133,895 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a certain shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $65,203, $27,393 and $56,967 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $129,245, $7,677 and $93,039 for 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company.

In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $5.0 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. The amount of the guaranteed borrowings at December 31, 2001 and 2000 were $4.8 million and $4.4 million, respectively. Sales to FarmPRO were $2.9 million, $2.5 million and $3.4 million in 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $178,432, $197,223 and $404,249 for 2001, 2000 and 1999, respectively.

     The Company makes purchases in the ordinary course of business from the Segatt family, some of whom are current employees of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $195,000, $90,000 and $43,000 for 2001, 2000 and 1999, respectively and sales of poultry equipment that amounted to $9,000, $38,000 and $12,000 for 2001, 2000 and 1999, respectively.

     The Company makes sales and purchases in the ordinary course of business from Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $149,070, $7,289 and $135,686 from 2001, 2000 and 1999, respectively and sales of poultry equipment that amounted to $19,263, $19,700 and $94,075 from 2001, 2000 and 1999, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $22,464, $57,519 and $23,010 for 2001, 2000 and 1999, respectively.

     In August, 2001, Cathy Sloan was elected as a director of the Company, replacing a director who resigned. Cathy Sloan is the wife of Craig Sloan.

     The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, Resintech, FarmPRO, Covell Bros., the Segatt family, Reliance and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.

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

     (b)  Reports on Form 8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on March 1, 2002.

                                         The GSI Group, Inc.


                                         By:     /s/   Craig Sloan
                                            ------------------------------------
                                                       Craig Sloan
                                            Director and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 1, 2002.

       Signature                              Title
       ---------                              -----


      /s/ Craig Sloan            Director and Chief Executive Officer (Principal
----------------------------
        Craig Sloan               Executive Officer)


      /s/ Cathy Sloan            Director
----------------------------
        Cathy Sloan


   /s/ Russell C. Mello          Chief Financial Officer, Secretary and
----------------------------
     Russell C. Mello             Treasurer (Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
   No.                      Document Description
-------                     --------------------
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

  4.14*   Stock Restriction and Cross-Purchase Agreement, dated June 6, 1996, among John C. Sloan,
          Jorge Andrade, John Funk and Howard Buffett.

  4.15*   Guaranty, dated November 26, 1997, executed by The GSI Group, Inc. in favor of Mercantile
          Bank National Association.

  5.1#    Amended and Restated Employment Agreement, dated as of August 30, 2000, between The GSI
          Group, Inc. and John C. Sloan.

  5.2#    Amended and Restated Employment Agreement, dated as August 30, 2000, between The GSI Group,
          Inc. and Jorge Andrade.

  5.3#    Amended and Restated Employment Agreement, dated as of August 30, 2000, between The GSI
          Group, Inc. and Howard Buffett.

  6.1+    Asset Purchase Agreement, dated December 19, 2000, between The GSI Group, Inc. and FFI
          Corporation.

  7.1++   By-Laws of The GSI Group, Inc., as amended.

  8.1++   Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting, dated as of
          March 3, 2001, by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, and
          Howard Buffett and the nonvoting shareholders of The GSI Group, Inc.

  8.2++   Amended and Restated Stock Restriction and Buy Sell Agreement - Voting, dated as of March
          3, 2001, by and among John C. Sloan, Jorge Andrade, and Howard Buffett and The GSI Group, Inc.

  8.3++   Fifth Amended and Restated Loan and Security Agreement, dated July 25, 2001, between The GSI
          Group, Inc., as borrower, and LaSalle National Bank, as lender.

  8.4++   Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C.
          Sloan, Howard Buffett, Jorge Andrade, and Russell C. Mello.

 8.5+++   Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Howard
          Buffett.

 8.6+++   Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Jorge
          Andrade.

  12.1    Computation of Ratio of Earnings to Fixed Charges.

  13.1    Preferability Letter

  21.1    List of Subsidiaries of The GSI Group, Inc.

------------
* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

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

# Incorporated by reference from the Company's Form 10-K filed with the Commission on March 1, 2001 pursuant to the Securities Act of 1934.

+ Incorporated by reference from the Company's Form 10-Q filed with the Commission on May 4, 2001 pursuant to the Securities Act of 1934.

++ Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 3, 2001 pursuant to the Securities Act of 1934.

+++ Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 12, 2001 pursuant to the Securities Act of 1934.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company did not send an annual report or proxy statement to security holders covering 2001.