Form 10-Q
period 2002-03-29
GSI GROUP INC
filed 2002-05-03
CIK 1050925

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

                  For the Quarterly Period Ended March 29, 2002

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of May 3, 2002.


================================================================================

                                        TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION
  ITEM 1.   Financial Statements
                  Balance Sheets                                                          3
                  Statements of Operations                                                4
                  Statements of Cash Flows                                                5
                  Notes to Financial Statements                                           6
  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                   15
  Item 3.   Quantitative and Qualitative Disclosure About Market Risk. . . . . . . . .   17

PART II - OTHER INFORMATION
  Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18
  Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . .    *
  Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . .    *
  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .    *
  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    *
  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   18


--------------------------------
* No response to this item is included herein for the reason that it is inapplicable.

                                    PART I - FINANCIAL INFORMATION

                                     ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                              (UNAUDITED)


                                                                            MARCH 29,    DECEMBER 31,
                                ASSETS                                        2002           2001
-------------------------------------------------------------------------  -----------  --------------
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    2,895   $       2,828
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      32,626          28,887
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      65,397          55,294
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,520           2,245
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,782           4,816
                                                                           -----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     108,220          94,070
                                                                           -----------  --------------
NOTES RECEIVABLE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              59
                                                                           -----------  --------------
PROPERTY, PLANT AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . .      40,260          42,116
                                                                           -----------  --------------
OTHER ASSETS:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .      14,736          15,061
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,222           3,435
                                                                           -----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .      17,958          18,496
                                                                           -----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  166,438   $     154,741
                                                                           ===========  ==============

                LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   18,576   $      12,247
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,523           1,962
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .      10,194           9,429
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,231           6,204
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .       3,073           2,707
                                                                           -----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      45,597          32,549
                                                                           -----------  --------------
LONG-TERM DEBT, less current maturities . . . . . . . . . . . . . . . . .     136,892         136,211
                                                                           -----------  --------------
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . .         479             582
                                                                           -----------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares). . . . . . . .          16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .           2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
    adjustment) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,261)        (10,216)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,666          19,550
  Treasury stock, at cost, voting (5,058,652 shares). . . . . . . . . . .     (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .          (9)             (9)
                                                                           -----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (16,530)        (14,601)
                                                                           -----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $  166,438   $     154,741
                                                                           ===========  ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                 THREE FISCAL MONTHS
                                                        ENDED
                                              -------------------------
                                                MARCH 29,    MARCH 30,
                                                  2002         2001
                                               -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . .  $   52,928   $   44,969

Cost of sales . . . . . . . . . . . . . . . .      41,250       33,715

    Gross profit. . . . . . . . . . . . . . .      11,678       11,254

Selling, general and administrative expenses.       8,812        9,815
Amortization expense. . . . . . . . . . . . .         312          438
                                               -----------  -----------
  Total operating expenses. . . . . . . . . .       9,124       10,253
                                               -----------  -----------

Operating income. . . . . . . . . . . . . . .       2,554        1,001

Other income (expense):
  Interest expense. . . . . . . . . . . . . .      (3,154)      (3,679)
  Other, net. . . . . . . . . . . . . . . . .        (326)         119
                                               -----------  -----------

    Loss before income tax benefit. . . . . .        (926)      (2,559)
                                               -----------  -----------

Income tax expense (benefit). . . . . . . . .           9         (189)
                                               -----------  -----------

    Net loss. . . . . . . . . . . . . . . . .  $     (935)  $   (2,370)
                                               -----------  -----------


Basic and diluted loss per share. . . . . . .  $    (0.53)  $    (1.34)
                                               -----------  -----------

Weighted average common shares outstanding. .   1,775,000    1,775,000
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

                      THE GSI GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                THREE FISCAL MONTHS ENDED
                                                                -------------------------
                                                                  MARCH 29,    MARCH 30,
                                                                    2002         2001
                                                                 -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Depreciation and amortization expense . . . . . . . . . . . .       1,898        2,262
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,816)      (6,245)
                                                                 -----------  -----------
      Net cash flows provided by (used in) operating activities          82       (3,983)
                                                                 -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . .      (1,155)      (1,496)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . .       1,231           88
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (106)      (1,231)
                                                                 -----------  -----------
      Net cash flows used in investing activities . . . . . . .         (30)      (2,639)
                                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from shareholder loan. . . . . . . . . . . . . . . .         417          150
  Payments on shareholder loan. . . . . . . . . . . . . . . . .         (30)        (400)
  Payments on long-term debt. . . . . . . . . . . . . . . . . .      (1,781)      (1,782)
  Net borrowings under line-of-credit agreement . . . . . . . .       2,400        9,000
  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . .        (948)        (369)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (49)          44
                                                                 -----------  -----------
      Net cash flows provided by financing activities . . . . .           9        6,643
                                                                 -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . . . . . .           6          (97)

Increase (Decrease) In Cash and Cash Equivalents. . . . . . . .  $       67   $      (76)
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . .       2,828        2,679
                                                                 -----------  -----------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . .  $    2,895   $    2,603
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

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2001 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 2002 and the results of operations for the three months ended March 29, 2002 and cash flows for the three months ended March 29, 2002. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the three-month period ended March 29, 2002 are not necessarily indicative of the operating results for the full year.


2.   COMPREHENSIVE  LOSS

     The components of comprehensive loss for the periods presented are as follows (in thousands):

                                                       March 29,    March 30,
                                                         2002         2001
                                                      -----------  -----------
          Net loss . . . . . . . . . . . . . . . . .  $     (935)  $   (2,370)
          Cumulative currency translation
          adjustment . . . . . . . . . . . . . . . .         (45)      (1,089)
                                                      -----------  -----------
            Comprehensive loss . . . . . . . . . . .  $     (980)  $   (3,459)
                                                      ===========  ===========


3.   NEW ACCOUNTING PRONOUNCEMENTS

     One June 30, 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). As a result, the net loss for the three-month period ended March 30, 2001 would have been $2,263 excluding goodwill amortization of $107 compared to a net loss of $935 for the three-month period ended March 29, 2002.

4.   DETAIL  OF  CERTAIN  ASSETS


                                  MARCH 29,      DECEMBER 31,
                                    2002            2001
                               ---------------  -------------
                                        (IN THOUSANDS)
Inventories
              Raw materials .  $        15,657  $      13,341
              Work-in-process           20,387         18,322
              Finished goods.           29,353         23,631
                               ---------------  -------------
                   Total. . .  $        65,397  $      55,294
                               ===============  =============


5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.4 million and $0.6 million in interest during the quarters ended March 29, 2002 and March 30, 2001, respectively. The Company paid no income taxes during the first quarters of 2002 and 2001.

6.   LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of March 29, 2002.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of March 29, 2002.


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

     The Company has a contract with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $2.5 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $1.9 million and are expected to be collected through the year 2002.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of March 29, 2002. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2002.


8.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first quarters of 2002 and 2001 are as shown in the table below (in thousands).

                                        MARCH 29,   MARCH 30,
                                          2002        2001
                                       ----------  ----------
           Grain product line . . . .  $   28,624  $   24,015
           Swine product line . . . .      11,848      10,340
           Poultry product line . . .      12,456      10,614
                                       ----------  ----------
               Sales  . . . . . . . .  $   52,928  $   44,969
                                       ==========  ==========

     For the first quarters of 2002 and 2001, sales in Brazil were $5.7 million and $3.6 million, respectively. Long-lived assets in Brazil were $3.1 million at March 29, 2002.

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

9.   GUARANTOR  SUBSIDIARIES (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 MARCH 29, 2002
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
                                                       ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $    126   $       2,769   $          --   $       2,895
   Accounts receivable, net. . . . . . . . . . . . .    27,817          10,469          (5,660)         32,626
   Inventories, net. . . . . . . . . . . . . . . . .    51,004          14,973            (580)         65,397
   Other current assets. . . . . . . . . . . . . . .     5,331           1,971              --           7,302
                                                      ---------  --------------  --------------  --------------

   Total current assets. . . . . . . . . . . . . . .    84,278          30,182          (6,240)        108,220

Property, plant and equipment, net . . . . . . . . .    32,600           7,660              --          40,260
Goodwill and other intangible assets, net. . . . . .     2,988          11,748              --          14,736
Investment in and advances to/from
   subsidiaries. . . . . . . . . . . . . . . . . . .    44,586          (4,922)        (39,664)             --
Other long-term assets . . . . . . . . . . . . . . .     3,146              76              --           3,222
                                                      ---------  --------------  --------------  --------------

   Total assets. . . . . . . . . . . . . . . . . . .  $167,598   $      44,744   $     (45,904)  $     166,438
                                                      =========  ==============  ==============  ==============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt . . . . . . . .  $  3,022   $          51   $          --   $       3,073
   Accounts payable. . . . . . . . . . . . . . . . .    15,757           8,479          (5,660)         18,576
   Accrued liabilities . . . . . . . . . . . . . . .    21,026           2,933             (11)         23,948
                                                      ---------  --------------  --------------  --------------

   Total current liabilities . . . . . . . . . . . .    39,805          11,463          (5,671)         45,597

Long-term debt . . . . . . . . . . . . . . . . . . .   135,015          10,784          (8,907)        136,892
Other long-term liabilities. . . . . . . . . . . . .      (712)          1,191              --             479
                                                      ---------  --------------  --------------  --------------

   Total liabilities . . . . . . . . . . . . . . . .   174,108          23,438         (14,578)        182,968

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          23,539         (23,539)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             305            (305)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (10,261)             --         (10,261)
   Retained earnings (deficit) . . . . . . . . . . .    17,425           7,723          (7,482)         17,666
   Treasury stock, at cost . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

   Total stockholders' equity (deficit). . . . . . .    (6,510)         21,306         (31,326)        (16,530)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $167,598   $      44,744   $     (45,904)  $     166,438
                                                      =========  ==============  ==============  ==============

9.   GUARANTOR  SUBSIDIARIES (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 MARCH 30, 2001
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .  $    177   $       2,426   $          --   $       2,603
  Accounts receivable, net . . . . . . . . . . . . .    22,073          10,675          (5,230)         27,518
  Inventories, net . . . . . . . . . . . . . . . . .    49,864          17,047            (516)         66,395
  Other current assets . . . . . . . . . . . . . . .     2,716           2,530              --           5,246
                                                      ---------  --------------  --------------  --------------

  Total current assets . . . . . . . . . . . . . . .    74,830          32,678          (5,746)        101,762

Property, plant and equipment, net . . . . . . . . .    35,736          10,532              --          46,268
Goodwill and other intangible assets, net. . . . . .     3,010          13,551              --          16,561
Investment in and advances to/from
  subsidiaries . . . . . . . . . . . . . . . . . . .    47,448          (7,716)        (39,732)             --
Other long-term assets . . . . . . . . . . . . . . .     6,279              75              --           6,354
                                                      ---------  --------------  --------------  --------------

  Total assets . . . . . . . . . . . . . . . . . . .  $167,303   $      49,120   $     (45,478)  $     170,945
                                                      =========  ==============  ==============  ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt. . . . . . . . .  $ 42,294   $       1,172   $          --   $      43,466
  Accounts payable . . . . . . . . . . . . . . . . .    12,100           7,104          (5,230)         13,974
  Accrued liabilities. . . . . . . . . . . . . . . .    22,053           5,452              --          27,505
                                                      ---------  --------------  --------------  --------------

  Total current liabilities. . . . . . . . . . . . .    76,447          13,728          (5,230)         84,945

Long-term debt . . . . . . . . . . . . . . . . . . .    97,816          12,522          (9,792)        100,546
Other long-term liabilities. . . . . . . . . . . . .       142           1,608              --           1,750
                                                      ---------  --------------  --------------  --------------

  Total liabilities. . . . . . . . . . . . . . . . .   174,405          27,858         (15,022)        187,241

Stockholders' equity (deficit):
  Common stock . . . . . . . . . . . . . . . . . . .        18          23,526         (23,526)             18
  Additional paid-in capital . . . . . . . . . . . .     3,006             305            (305)          3,006
  Accumulated other comprehensive loss . . . . . . .        --          (9,194)             --          (9,194)
  Retained earnings (deficit). . . . . . . . . . . .    16,833           6,625          (6,625)         16,833
  Treasury stock, at cost. . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

  Total stockholders' equity (deficit) . . . . . . .    (7,102)         21,262         (30,456)        (16,296)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $167,303   $      49,120   $     (45,478)  $     170,945
                                                      =========  ==============  ==============  ==============

9.   GUARANTOR  SUBSIDIARIES  (CONTINUED)

                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED MARCH 29, 2002
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 47,114   $      12,174   $      (6,360)  $      52,928
Cost of sales. . . . . . . . . . . . . . . . .    38,319           8,988          (6,057)         41,250
                                                ---------  --------------  --------------  --------------

   Gross profit. . . . . . . . . . . . . . . .     8,795           3,186            (303)         11,678

Selling, general and administrative expenses .     6,393           2,731              --           9,124
                                                ---------  --------------  --------------  --------------

   Operating income (loss) . . . . . . . . . .     2,402             455            (303)          2,554

Interest expense . . . . . . . . . . . . . . .    (3,138)            (16)             --          (3,154)
Other expense. . . . . . . . . . . . . . . . .      (140)           (186)             --            (326)
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .      (876)            253            (303)           (926)
Provision for income taxes . . . . . . . . . .         6               3              --               9
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
   Consolidated subsidiaries . . . . . . . . .      (882)            250            (303)           (935)
Equity in income of consolidated subsidiaries.      (250)             --             250              --
                                                ---------  --------------  --------------  --------------

Net (loss) income. . . . . . . . . . . . . . .  $ (1,132)  $         250   $         (53)  $        (935)
                                                =========  ==============  ==============  ==============

9.   GUARANTOR  SUBSIDIARIES  (CONTINUED)

                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                THREE FISCAL MONTHS ENDED MARCH 30, 2001
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $ 37,221   $      11,829   $      (4,081)  $      44,969
Cost of sales . . . . . . . . . . . . . . . .    28,915           8,931          (4,131)         33,715
                                               ---------  --------------  --------------  --------------

  Gross profit. . . . . . . . . . . . . . . .     8,306           2,898              50          11,254

Selling, general and administrative expenses.     6,864           3,389              --          10,253
                                               ---------  --------------  --------------  --------------

  Operating income (loss) . . . . . . . . . .     1,442            (491)             50           1,001

Interest expense. . . . . . . . . . . . . . .    (3,569)           (110)             --          (3,679)
Other income. . . . . . . . . . . . . . . . .        33              86              --             119
                                               ---------  --------------  --------------  --------------

Loss before income taxes. . . . . . . . . . .    (2,094)           (515)             50          (2,559)
Provision (benefit) for income taxes. . . . .        28            (217)             --            (189)
                                               ---------  --------------  --------------  --------------
Loss before equity in income of
  consolidated subsidiaries . . . . . . . . .    (2,122)           (298)             50          (2,370)
Equity in loss of consolidated subsidiaries .      (298)             --             298              --
                                               ---------  --------------  --------------  --------------

Net loss. . . . . . . . . . . . . . . . . . .  $ (2,420)  $        (298)  $         348   $      (2,370)
                                               =========  ==============  ==============  ==============

9.   GUARANTOR  SUBSIDIARIES (CONTINUED)

                          SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    THREE FISCAL MONTHS ENDED MARCH 29, 2002
                                                 (IN THOUSANDS)


                                                        Parent      Guarantor
                                                        Company    Subsidiaries   Eliminations    Consolidated
                                                       ---------  --------------  -------------  --------------

Cash flows (used in) provided by operating
activities. . . . . . . . . . . . . . . . . . . . . .  $   (515)  $         597   $          --  $          82
                                                       ---------  --------------  -------------  --------------

Cash flows from investing activities:
  Capital expenditures and proceeds from sales
  of fixed assets . . . . . . . . . . . . . . . . . .      (838)           (317)             --         (1,155)
  Other . . . . . . . . . . . . . . . . . . . . . . .     1,883            (758)             --          1,125
                                                       ---------  --------------  -------------  --------------

  Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . . . . . .     1,045          (1,075)             --            (30)
                                                       ---------  --------------  -------------  --------------

Cash flows from financing activities:
  Net borrowings (payments) on debt . . . . . . . . .      (556)          1,562              --          1,006
  Other . . . . . . . . . . . . . . . . . . . . . . .    (1,330)            333              --           (997)
                                                       ---------  --------------  -------------  --------------

  Net cash (used in) provided by  financing
  activities. . . . . . . . . . . . . . . . . . . . .    (1,886)          1,895              --              9
                                                       ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash . . . . . . .        --               6              --              6

Change in cash and cash equivalents . . . . . . . . .    (1,356)          1,423              --             67

Cash and cash equivalents, beginning of period. . . .     1,482           1,346              --          2,828
                                                       ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . .  $    126   $       2,769              --  $       2,895
                                                       =========  ==============  =============  ==============

9.   GUARANTOR  SUBSIDIARIES  (CONTINUED)

                        SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  THREE FISCAL MONTHS ENDED MARCH 30, 2001
                                               (IN THOUSANDS)



                                                    Parent      Guarantor
                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                   ---------  --------------  -------------  --------------
Cash flows used in operating activities . . . . .  $ (2,796)  $      (1,187)  $          --  $      (3,983)
                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
  Capital expenditures and proceeds from sales of
  fixed assets. . . . . . . . . . . . . . . . . .    (1,690)            194              --         (1,496)
  Other . . . . . . . . . . . . . . . . . . . . .    (1,410)            267              --         (1,143)
                                                   ---------  --------------  -------------  --------------

  Net cash provided by (used in) investing
  activities. . . . . . . . . . . . . . . . . . .    (3,100)            461              --         (2,639)
                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
  Net borrowings (payments) on debt . . . . . . .     7,122            (154)             --          6,968
  Other . . . . . . . . . . . . . . . . . . . . .    (1,069)            744              --           (325)
                                                   ---------  --------------  -------------  --------------

  Net cash provided by  financing
  activities. . . . . . . . . . . . . . . . . . .     6,053             590              --          6,643
                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash . . . . .        --             (97)             --            (97)

Change in cash and cash equivalents . . . . . . .       157            (233)             --            (76)

Cash and cash equivalents, beginning of period. .        20           2,659              --          2,679
                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . .  $    177   $       2,426              --  $       2,603
                                                   =========  ==============  =============  ==============

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

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for the Company's Brazilian and South African operations), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 2002 and 2001, the Company's international sales accounted for 29% and 31% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices and availability of vendors for steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. Recent increases in steel tariffs initiated by the U.S. Government may adversely effect the price the Company pays for steel in the near future.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended March 29, 2002 Compared to Three Months Ended March 30,2001

     Sales increased 17.7% or $7.9 million to $52.9 million in the first quarter of 2002 compared to $45.0 million in the first quarter of 2001. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $11.7 million in the first quarter of 2002 or 22.1% of sales from $11.3 million or 25.0% of sales in the same period of 2001. This increase was a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of the absence of a few high-margin international projects that took place in the first quarter of 2001.

     Operating expenses decreased 11.0% or $1.2 million to $9.1 million in the first quarter of 2002 from $10.3 million in the same period of 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis sales office.

     Operating income increased 155.1% to $2.6 million in the first quarter of 2002 from $1.0 million in the first quarter of 2001. This increase was attributable to the increase in gross profit and a decrease in operating expenses.

     Interest expense decreased $0.5 million in the first quarter of 2002 as compared to the first quarter of 2001 due to lower borrowing costs.

     Net loss decreased $1.5 million to a loss of $0.9 million for the first quarter of 2002 from a loss of $2.4 million in the same period of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of March 29, 2002, the Company had $62.6 million of working capital, an increase of $1.1 million from working capital as of December 31, 2001. The increase in working capital was primarily due to increases in inventory and accounts receivable of $13.8 million, partially offset by increases in accounts payable, accrued expenses and customer deposits of $12.6 million.

     Operating activities provided $0.1 million and used $4.0 million in cash flow in the first quarters of 2002 and 2001, respectively. This $4.1 million increase in cash flow was primarily the result of an increase in customer deposits and accounts payable of $9.8 million, partially offset by an increase in accounts receivable of $5.7 million compared to the first quarter of 2001.

     Investing activities used $0.0 million and $2.6 million in cash flow in the first quarters of 2002 and 2001, respectively. The cash was used primarily for machinery and equipment purchases. The $2.6 million decrease in cash used in investing activities was partially a result of proceeds from the sale of fixed assets.

     Financing activities provided $0.0 million and $6.6 million in cash flow in the first quarters of 2002 and 2001, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 29, 2002, principal exposed to interest rate risk was limited to $39.4 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At March 29, 2002, approximately 20% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and/or the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

     (b)  REPORTS  ON  FORM  8-K:

          The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended March 29, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                      The  GSI  Group,  Inc.

                                      By:   /s/  Russell C. Mello
                                         --------------------------------------
                                         Chief Financial Officer,
                                         Secretary and Treasurer (Authorized
                                         Signatory and Principal Financial
                                         Officer)

                               DATE:  MAY 3, 2002

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                             DOCUMENT DESCRIPTION
-------                           --------------------

     None