Form 10-Q
period 2002-06-28
GSI GROUP INC
filed 2002-08-12
CIK 1050925

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

                  For the Quarterly Period Ended June 28, 2002

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of August 9, 2002.


===============================================================================

                                TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----
PART  I  -  FINANCIAL  INFORMATION
 Item  1.     Financial  Statements
                      Balance Sheets                                       3
                      Statements of Operations                             4
                      Statements of Cash Flows                             5
                      Notes to Financial Statement                         6

 Item  2.    Management's Discussion and Analysis of Financial Condition
             And Results  of  Operations                                  17
 Item  3.    Quantitative  and Qualitative Disclosure About Market Risk   19

PART  II  -  OTHER  INFORMATION
 Item 1.     Legal Proceedings                                            20
 Item 2.     Changes in Securities and Use of Proceeds                     *
 Item 3.     Defaults Upon Senior Securities                               *
 Item 4.     Submission of Matters to a Vote of Security Holders           *
 Item 5.     Other Information                                             *
 Item 6.     Exhibits and Reports on Form 8-K                             20




* No response to this item is included herein for the reason that it is inapplicable.

                                     PART I - FINANCIAL INFORMATION

                                     ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                              (UNAUDITED)


                                                                             JUNE 28,    DECEMBER 31,
                                                                   ASSETS      2002          2001
--------------------------------------------------------------------------  ----------  --------------

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $   2,550   $       2,828
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .     40,628          28,887
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     73,290          55,294
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,003           2,245
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,347           4,816
                                                                            ----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    123,818          94,070
                                                                            ----------  --------------
Notes Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              59
                                                                            ----------  --------------
Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . . .     40,642          42,116
                                                                            ----------  --------------
Other Assets:
  Goodwill and other intangible assets, net. . . . . . . . . . . . . . . .     13,995          15,061
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,887           3,435
                                                                            ----------  --------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .     16,882          18,496
                                                                            ----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 181,342   $     154,741
                                                                            ==========  ==============

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,550   $      12,247
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,108           1,962
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .     10,195           9,429
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,703           6,204
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .      2,785           2,707
                                                                            ----------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .     48,341          32,549
                                                                            ----------  --------------
Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . . .    150,116         136,211
                                                                            ----------  --------------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .        861             582
                                                                            ----------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares) . . . . . . . .         16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . . .          2               2
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,352)        (10,216)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,311          19,550
  Treasury stock, at cost, voting (5,058,652 shares) . . . . . . . . . . .    (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . . .         (9)             (9)
                                                                            ----------  --------------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .    (17,976)        (14,601)
                                                                            ----------  --------------
      Total liabilities and stockholders' deficit. . . . . . . . . . . . .  $ 181,342   $     154,741
                                                                            ==========  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)


     THREE  FISCAL  MONTHS  ENDED     SIX  FISCAL  MONTHS  ENDED

                                                          JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                                            2002         2001         2002         2001
                                                         -----------  -----------  -----------  -----------
Sales                                                    $   65,901   $   65,498   $  118,829   $  110,467

Cost of sales                                                51,043       50,344       92,293       84,059
                                                         -----------  -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . . . . . . .      14,858       15,154       26,536       26,408

Selling, general and administrative expenses. . . . . .       9,110        9,690       17,922       19,505
Amortization expense. . . . . . . . . . . . . . . . . .         311          473          623          911
                                                         -----------  -----------  -----------  -----------
  Total operating expenses. . . . . . . . . . . . . . .       9,421       10,163       18,545       20,416

Operating income. . . . . . . . . . . . . . . . . . . .       5,437        4,991        7,991        5,992

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . .      (3,330)      (3,672)      (6,484)      (7,351)
  Other, net. . . . . . . . . . . . . . . . . . . . . .        (376)         (88)        (702)          31
                                                         -----------  -----------  -----------  -----------

    Income (loss) before income tax provision (benefit)       1,731        1,231          805       (1,328)
                                                         -----------  -----------  -----------  -----------

Income tax expense (benefit). . . . . . . . . . . . . .         126           98          135          (91)
                                                         -----------  -----------  -----------  -----------

    Net income (loss) . . . . . . . . . . . . . . . . .  $    1,605   $    1,133   $      670   $   (1,237)
                                                         -----------  -----------  -----------  -----------


Basic and diluted income (loss) per share . . . . . . .  $     0.90   $     0.64   $     0.38   $    (0.70)
                                                         -----------  -----------  -----------  -----------

Weighted average common shares outstanding. . . . . . .   1,775,000    1,775,000    1,775,000    1,775,000
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


                       THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                SIX FISCAL MONTHS ENDED
                                -----------------------

                                                            JUNE 28,    JUNE 29,
                                                              2002        2001
                                                           ----------  ----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . .      3,694       4,356
  Other . . . . . . . . . . . . . . . . . . . . . . . . .    (12,525)    (12,165)
                                                           ----------  ----------
          Net cash flows used in operating activities . .     (8,831)     (7,809)
                                                           ----------  ----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . .     (3,707)     (3,363)
  Proceeds from sale of fixed assets. . . . . . . . . . .      1,253         429
  Other . . . . . . . . . . . . . . . . . . . . . . . . .        152        (561)
                                                           ----------  ----------
          Net cash flows used in investing activities . .     (2,302)     (3,495)
                                                           ----------  ----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . .        418         559
    Payments on shareholder loan. . . . . . . . . . . . .       (291)     (1,173)
  Payments on long-term debt. . . . . . . . . . . . . . .     (3,127)     (2,298)
  Net borrowings under line-of-credit agreement . . . . .     16,900      16,700
    Dividends . . . . . . . . . . . . . . . . . . . . . .     (1,909)     (1,159)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       (915)       (519)
                                                           ----------  ----------
          Net cash flows provided by financing activities     11,076      12,110
                                                           ----------  ----------

Effect of Exchange Rate Changes on Cash . . . . . . . . .       (221)       (262)

Increase (Decrease) In Cash and Cash Equivalents. . . . .  $    (278)  $     544
Cash and Cash Equivalents, beginning of period. . . . . .      2,828       2,679
                                                           ----------  ----------
Cash and Cash Equivalents, end of period. . . . . . . . .  $   2,550   $   3,223
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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 28, 2002 and the results of operations for the six months ended June 28, 2002 and cash flows for the six months ended June 28, 2002. Those adjustments consist only of normal recurring adjustments. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

     The results of operations for the six-month period ended June 28, 2002 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  LOSS

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                              June 28,    June 29,
                                                2002        2001
Net income (loss) . . . . . . . . . . . . .  $     670   $  (1,237)

Cumulative currency translation adjustment.     (2,136)     (1,761)
  Comprehensive loss. . . . . . . . . . . .  $  (1,466)  $  (2,998)
                                             ==========  ==========




3.     DETAIL  OF  CERTAIN  ASSETS


                               JUNE 28,   DECEMBER 31,
                                 2002         2001
                               ---------  -------------
               (IN THOUSANDS)
Inventories
             Raw materials     $  20,555  $      13,341
             Work-in-process      14,795         18,322
             Finished goods       37,940         23,631
                               ---------  -------------
             Total             $  73,290  $      55,294
                               =========  =============

4.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $5.9 million and $6.8 million in interest during the six months ended June 28, 2002 and June 29, 2001, respectively. The Company paid $0.0 million and $0.1 million income taxes during the first six months of 2002 and 2001.


5.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of June 28, 2002.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of June 28, 2002. The Credit Facility provides for a $5.0 million borrowing base over-advance which expires on September 30, 2002 and bears an interest rate of LIBOR plus 3.5%.


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

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of June 28, 2002. Certain lease agreements are collateralized by a letter of credit of $2.0 million that expires on October 15, 2002.


7.     BUSINESS  SEGMENT

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


                      JUNE 28,   JUNE 29,
                        2002       2001
                      ---------  ---------
Grain product line .  $  65,288  $  62,587
Swine product line .     26,076     23,192
Poultry product line     27,465     24,688
                      ---------  ---------
     Sales . . . . .  $ 118,829  $ 110,467
                      =========  =========


     For the first six months of 2002 and 2001, sales in Brazil were $10.5 million and $7.5 million, respectively. Long-lived assets in Brazil were $2.6 million at June 28, 2002.

8.     CURRENT  ACCOUNTING  ISSUES

     SFAS No. 142 "Goodwill and Other Intangible Assets", was effective for the Company for the fiscal quarter beginning January 1, 2002. The Company adopted SFAS No. 142 and performed the initial impairment assessment as of January 1, 2002. There was no impairment of goodwill as of June 28, 2002.

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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 JUNE 28, 2002
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $    100   $       2,450   $          --   $       2,550
     Accounts receivable, net. . . . . . . . . . . .    38,178           9,859          (7,409)         40,628
     Inventories, net. . . . . . . . . . . . . . . .    55,070          18,421            (201)         73,290
     Other current assets. . . . . . . . . . . . . .     5,415           1,935              --           7,350
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    98,763          32,665          (7,610)        123,818

Property, plant and equipment, net . . . . . . . . .    33,657           6,985              --          40,642
Goodwill and other intangible assets, net. . . . . .     2,980          11,015              --          13,995
Investment in and advances to/from subsidiaries. . .    45,437          (6,005)        (39,432)             --
Other long-term assets . . . . . . . . . . . . . . .     2,820              67              --           2,887
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $183,657   $      44,727   $     (47,042)  $     181,342
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  2,761   $          24   $          --   $       2,785
     Accounts payable. . . . . . . . . . . . . . . .    23,698          10,261          (7,409)         26,550
     Accrued liabilities . . . . . . . . . . . . . .    16,667           2,350             (11)         19,006
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    43,126          12,635          (7,420)         48,341

Long-term debt . . . . . . . . . . . . . . . . . . .   146,329          12,386          (8,599)        150,116
Other long-term liabilities. . . . . . . . . . . . .      (174)          1,035              --             861
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   189,281          26,056         (16,019)        199,318

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,539         (23,539)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             305            (305)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (12,352)             --         (12,352)
     Retained earnings (deficit) . . . . . . . . . .    18,311           7,179          (7,179)         18,311
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (5,624)         18,671         (31,023)        (17,976)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $183,657   $      44,727   $     (47,042)  $     181,342
                                                      =========  ==============  ==============  ==============





9.     GUARANTOR  SUBSIDIARIES  (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 JUNE 29, 2001
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $     27   $       3,196   $          --   $       3,223
     Accounts receivable, net. . . . . . . . . . . .    29,434          11,442          (5,893)         34,983
     Inventories, net. . . . . . . . . . . . . . . .    45,410          17,249             137          62,796
     Other current assets. . . . . . . . . . . . . .     2,383           1,302              --           3,685
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    77,254          33,189          (5,756)        104,687

Property, plant and equipment, net . . . . . . . . .    35,429           9,994              --          45,423
Goodwill and other intangible assets, net. . . . . .     2,987          12,921              --          15,908
Investment in and advances to/from subsidiaries. . .    47,368          (7,744)        (39,624)             --
Other long-term assets . . . . . . . . . . . . . . .     5,967              72              --           6,039
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $169,005   $      48,432   $     (45,380)  $     172,057
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  3,173   $       1,068   $          --   $       4,241
     Accounts payable. . . . . . . . . . . . . . . .    14,291           8,080          (5,893)         16,478
     Accrued liabilities . . . . . . . . . . . . . .    15,859           3,945              --          19,804
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    33,323          13,093          (5,893)         40,523

Long-term debt . . . . . . . . . . . . . . . . . . .   142,299          13,097          (9,031)        146,365
Other long-term liabilities. . . . . . . . . . . . .       142           1,652              --           1,794
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   175,764          27,842         (14,924)        188,682

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,526         (23,526)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             305            (305)          3,006
     Accumulated other comprehensive loss. . . . . .        --          (9,866)             --          (9,866)
     Retained earnings (deficit) . . . . . . . . . .    17,176           6,625          (6,625)         17,176
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (6,759)         20,590         (30,456)        (16,625)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $169,005   $      48,432   $     (45,380)  $     172,057
                                                      =========  ==============  ==============  ==============






9.     GUARANTOR  SUBSIDIARIES  (CONTINUED)


                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE FISCAL MONTHS ENDED JUNE 28, 2002
                                                    (IN THOUSANDS)




                                                              Parent      Guarantor
                                                              Company    Subsidiaries    Eliminations    Consolidated
                                                             ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 61,329   $      13,193   $      (8,621)  $      65,901
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .    50,702           9,395          (9,054)         51,043
                                                             ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . .    10,627           3,798             433          14,858

Selling, general and administrative expenses. . . . . . . .     6,419           3,002              --           9,421
                                                             ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . .     4,208             796             433           5,437

Interest expense. . . . . . . . . . . . . . . . . . . . . .    (3,312)            (18)             --          (3,330)
Other expense . . . . . . . . . . . . . . . . . . . . . . .      (104)           (272)             --            (376)
                                                             ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . .       792             506             433           1,731
Provision (benefit) for income taxes. . . . . . . . . . . .       (23)            149              --             126
                                                             ---------  --------------  --------------  --------------
Income before equity in income of consolidated subsidiaries       815             357             433           1,605
Equity in income of consolidated subsidiaries . . . . . . .       357              --            (357)             --
                                                             ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  1,172   $         357   $          76   $       1,605
                                                             =========  ==============  ==============  ==============



                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        THREE FISCAL MONTHS ENDED JUNE 29, 2001
                                                    (IN THOUSANDS)




                                                              Parent      Guarantor
                                                              Company    Subsidiaries    Eliminations    Consolidated
                                                             ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 54,858   $      16,157   $      (5,517)  $      65,498
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .    43,326          12,756          (5,738)         50,344
                                                             ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . .    11,532           3,401             221          15,154

Selling, general and administrative expenses. . . . . . . .     6,898           3,265              --          10,163
                                                             ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . .     4,634             136             221           4,991

Interest expense. . . . . . . . . . . . . . . . . . . . . .    (3,562)           (110)             --          (3,672)
Other expense . . . . . . . . . . . . . . . . . . . . . . .      (164)             76              --             (88)
                                                             ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . . . . . . . . .       908             102             221           1,231
Provision (benefit) for income taxes. . . . . . . . . . . .        (1)             99              --              98
                                                             ---------  --------------  --------------  --------------
Income before equity in income of consolidated subsidiaries       909               3             221           1,133
Equity in income of consolidated subsidiaries . . . . . . .         3              --              (3)             --
                                                             ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $    912   $           3   $         218   $       1,133
                                                             =========  ==============  ==============  ==============




                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         SIX FISCAL MONTHS ENDED JUNE 28, 2002
                                                     (IN THOUSANDS)




                                                               Parent      Guarantor
                                                               Company    Subsidiaries    Eliminations    Consolidated
                                                              ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $108,443   $      25,367   $     (14,981)  $     118,829
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .    89,021          18,383         (15,111)         92,293
                                                              ---------  --------------  --------------  --------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . .    19,422           6,984             130          26,536

Selling, general and administrative expenses . . . . . . . .    12,812           5,733              --          18,545
                                                              ---------  --------------  --------------  --------------

     Operating income. . . . . . . . . . . . . . . . . . . .     6,610           1,251             130           7,991

Interest expense . . . . . . . . . . . . . . . . . . . . . .    (6,450)            (34)             --          (6,484)
Other expense. . . . . . . . . . . . . . . . . . . . . . . .      (244)           (458)             --            (702)
                                                              ---------  --------------  --------------  --------------

Income (loss) before income taxes. . . . . . . . . . . . . .       (84)            759             130             805
Provision (benefit) for income taxes . . . . . . . . . . . .       (17)            152              --             135
                                                              ---------  --------------  --------------  --------------
Income before equity in income of consolidated subsidiaries.       (67)            607             130             670
Equity in income of consolidated subsidiaries. . . . . . . .       607              --            (607)             --
                                                              ---------  --------------  --------------  --------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $    540   $         607   $        (477)  $         670
                                                              =========  ==============  ==============  ==============



                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                             SIX FISCAL MONTHS ENDED JUNE 29, 2001
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 92,079   $      27,986   $      (9,598)  $     110,467
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .    72,241          21,687          (9,869)         84,059
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    19,838           6,299             271          26,408

Selling, general and administrative expenses. . . . . . . . . . . .    13,762           6,654              --          20,416
                                                                     ---------  --------------  --------------  --------------

     Operating income (loss). . . . . . . . . . . . . . . . . . . .     6,076            (355)            271           5,992

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .    (7,131)           (220)             --          (7,351)
Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .      (131)            162              --              31
                                                                     ---------  --------------  --------------  --------------

(Loss) income before income taxes . . . . . . . . . . . . . . . . .    (1,186)           (413)            271          (1,328)
Provision (benefit) for income taxes. . . . . . . . . . . . . . . .        27            (118)             --             (91)
                                                                     ---------  --------------  --------------  --------------
(Loss) income before equity in income of consolidated subsidiaries.    (1,213)           (295)            271          (1,237)
Equity in income of consolidated subsidiaries . . . . . . . . . . .      (295)             --             295              --
                                                                     ---------  --------------  --------------  --------------

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,508)  $        (295)  $         566   $      (1,237)
                                                                     =========  ==============  ==============  ==============



                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           SIX FISCAL MONTHS ENDED JUNE 28, 2002
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows used in operating activities . . . . . . . . . . . . .  $ (8,355)  $        (476)  $          --  $      (8,831)
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (3,428)           (279)             --         (3,707)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,385              20              --          1,405
                                                                   ---------  --------------  -------------  --------------

     Net cash used in investing activities. . . . . . . . . . . .    (2,043)           (259)             --         (2,302)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .    10,763           3,137              --         13,900
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,747)         (1,077)             --         (2,824)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by financing activities. . . . . . . . . .     9,016           2,060              --         11,076
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (221)             --           (221)

Change in cash and cash equivalents . . . . . . . . . . . . . . .    (1,382)          1,104              --           (278)

Cash and cash equivalents, beginning of period. . . . . . . . . .     1,482           1,346              --          2,828
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    100   $       2,450              --  $       2,550
                                                                   =========  ==============  =============  ==============




                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           SIX FISCAL MONTHS ENDED JUNE 29, 2001
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows used in operating activities . . . . . . . . . . . . .  $ (7,771)  $         (38)  $          --  $      (7,809)
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (3,627)            264              --         (3,363)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (368)            236              --           (132)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by (used in) investing activities. . . . .    (3,995)            500              --         (3,495)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings on debt . . . . . . . . . . . . . . . . . . .    13,471             317              --         13,788
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,525)           (153)             --         (1,678)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by financing activities. . . . . . . . . .    11,946             164              --         12,110
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (262)             --           (262)

Change in cash and cash equivalents . . . . . . . . . . . . . . .       180             364              --            544

Cash and cash equivalents, beginning of period. . . . . . . . . .        20           2,659              --          2,679
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    200   $       3,023              --  $       3,223
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first six months of 2002 and 2001, the Company's international sales accounted for 28% and 30% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices and availability of vendors for steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. Recent increases in steel tariffs initiated by the U.S. Government has adversely effected the price the Company pays for steel. In response to steel price increases, the Company has nominally raised the selling price of their products.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  June  28, 2002 Compared to Three Months Ended June 29,2001

     Sales increased 0.6% or $0.4 million to $65.9 million in the second quarter of 2002 compared to $65.5 million in the second quarter of 2001. This increase was driven by increased demand for the Company's swine and poultry products.

     Gross profit decreased to $14.9 million in the second quarter of 2002 or 22.6% of sales from $15.2 million or 23.1% of sales in the same period of 2001. This decrease was a result of lost productivity due to the impact of consolidation efforts.

     Operating expenses decreased 7.3% or $0.8 million to $9.4 million in the second quarter of 2002 from $10.2 million in the same period of 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis sales office, that occurred during the first quarter of 2002.

     Operating income increased 8.9% to $5.4 million in the second quarter of 2002 from $5.0 million in the second quarter of 2001. This increase was attributable to the decrease in operating expenses.

     Interest expense decreased $0.4 million in the second quarter of 2002 as compared to the second quarter of 2001 due to lower borrowing costs.

     Net income increased $0.5 million to $1.6 million for the second quarter of 2002 from $1.1 million in the same period of 2001.

Six  Months  Ended  June  28,  2002  Compared  to  Six Months Ended June 29,2001

     Sales increased 7.6% or $8.3 million to $118.8 million in the first six months of 2002 compared to $110.5 million in the first six months of 2001. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $26.5 million in the first six months of 2002 or 22.3% of sales from $26.4 million or 23.9% of sales in the same period of 2001. This increase was a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of the absence of a few high-margin international projects that took place in the first six months of 2001 and lost productivity due to consolidation efforts.

     Operating expenses decreased 9.2% or $1.9 million to $18.5 million in the first six months of 2002 from $20.4 million in the same period of 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis sales office.

     Operating income increased 33.4% to $8.0 million in the first six months of 2002 from $6.0 million in the first six months of 2001. This increase was attributable to the increase in gross profit and a decrease in operating expenses.

     Interest expense decreased $0.9 million in the first six months of 2002 as compared to the first six months of 2001 due to lower borrowing costs.

     Net income increased $1.9 million to income of $0.7 million for the first six months of 2002 from a loss of $1.2 million in the same period of 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of June 28, 2002, the Company had $75.5 million of working capital, an increase of $14.0 million from working capital as of December 31, 2001. The increase in working capital was primarily due to increases in inventory and accounts receivable of $29.7 million, partially offset by increases in accounts payable, accrued expenses and customer deposits of $15.7 million.

     Operating activities used $8.8 million and $7.8 million in cash flow in the first six months of 2002 and 2001, respectively. This $1.0 million decrease in cash flow was primarily the result of an increase in accounts receivable, inventory and other current assets of $19.3 million, partially offset by increases in accrued expenses, customer deposits, accounts payable and net income of $18.3 million compared to the first six months of 2001.

     Investing activities used $2.3 million and $3.5 million in cash flow in the first six months of 2002 and 2001, respectively. The cash was used primarily for machinery and equipment purchases. The $1.2 million decrease in cash used in investing activities was partially a result of proceeds from the sale of fixed assets.

     Financing activities provided $11.1 million and $12.1 million in cash flow in the first six months of 2002 and 2001, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt.

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



ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At June 28, 2002, principal exposed to interest rate risk was limited to $52.4 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.5 million impact on the Company's results of operations.

     At June 28, 2002, approximately 17% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and/or the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

(b)     REPORTS  ON  FORM  8-K:

          In a Current Report filed on Form 8-K dated August 5, 2002 the Company reported information pursuant to "Item 4. Changes in Registrant's Certifying Accountant".

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Russell  C.  Mello
                                           -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer  (Authorized
                                         Signatory  and  Principal  Financial
Officer)

DATE:  AUGUST  9,  2002


                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  --------------------------------------------------------------------

   99.1  Certification of Chief Executive Officer and Chief Financial Officer

