Form 10-Q
period 2002-09-27
GSI GROUP INC
filed 2002-11-08
CIK 1050925

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

                For the Quarterly Period Ended September 27, 2002

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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of November 8, 2002.


===============================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
     Item  1.     Financial  Statements
                     Balance Sheets                                           3
                     Statements of Operations                                 4
                     Statements of Cash Flows                                 5
                     Notes to Financial Statements                            6

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 And Results  of  Operations                                 17
     Item 3 .    Quantitative  and Qualitative Disclosure About Market Risk  19
     Item 4.     Controls and Procedures                                     19

PART  II  -  OTHER  INFORMATION
     Item 1.     Legal Proceedings                                           20
     Item 2.     Changes in Securities and Use of Proceeds                    *
     Item 3.     Defaults Upon Senior Securities                              *
     Item 4.     Submission of Matters to a Vote of Security Holders          *
     Item 5.     Other Information                                            *
     Item 6.     Exhibits and Reports on Form 8-K                            20




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)


                                                                              SEPTEMBER 27,    DECEMBER 31,
                                            ASSETS                                2002             2001
--------------------------------------------------------------------------  ---------------  --------------

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $        3,396   $       2,828
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .          39,347          28,887
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66,898          55,294
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,348           2,245
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,006           4,816
                                                                            ---------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         116,995          94,070
                                                                            ---------------  --------------
Notes Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              59
                                                                            ---------------  --------------
Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . . .          39,781          42,116
                                                                            ---------------  --------------
Other Assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,617          10,578
  Other intangible assets, net . . . . . . . . . . . . . . . . . . . . . .           3,549           4,483
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,983           3,435
                                                                            ---------------  --------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . . .          16,149          18,496
                                                                            ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      172,925   $     154,741
                                                                            ===============  ==============

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       18,432   $      12,247
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,771           1,962
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .          10,280           9,429
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,690           6,204
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . .           2,674           2,707
                                                                            ---------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . .          40,847          32,549
                                                                            ---------------  --------------
Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . . .         147,700         136,211
                                                                            ---------------  --------------
Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .             845             582
                                                                            ---------------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares) . . . . . . . .              16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . . .               2               2
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (15,068)        (10,216)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,536          19,550
  Treasury stock, at cost, voting (5,058,652 shares) . . . . . . . . . . .         (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . . .              (9)             (9)
                                                                            ---------------  --------------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . .         (16,467)        (14,601)
                                                                            ---------------  --------------
      Total liabilities and stockholders' deficit. . . . . . . . . . . . .  $      172,925   $     154,741
                                                                            ===============  ==============


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                              THE GSI GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (UNAUDITED)


                                             THREE FISCAL MONTHS ENDED  NINE FISCAL MONTHS ENDED

                                               SEPT. 27,    SEPT. 28,    SEPT. 27,    SEPT. 28,
                                                 2002         2001         2002         2001
                                              -----------  -----------  -----------  -----------
Sales                                         $   70,119   $   71,834   $  188,948   $  182,301

Cost of sales                                     52,854       52,850      145,147      136,909
                                              -----------  -----------  -----------  -----------

    Gross profit . . . . . . . . . . . . . .      17,265       18,984       43,801       45,392

Selling, general and administrative expenses       9,213       10,167       27,135       29,672
Amortization expense . . . . . . . . . . . .         311          396          934        1,307
                                              -----------  -----------  -----------  -----------
  Total operating expenses . . . . . . . . .       9,524       10,563       28,069       30,979

Operating income . . . . . . . . . . . . . .       7,741        8,421       15,732       14,413

Other income (expense):
  Interest expense . . . . . . . . . . . . .      (3,461)      (3,664)      (9,945)     (11,015)
  Other, net . . . . . . . . . . . . . . . .         128           68         (574)          99
                                              -----------  -----------  -----------  -----------

    Income before income tax provision . . .       4,408        4,825        5,213        3,497
                                              -----------  -----------  -----------  -----------

Income tax expense . . . . . . . . . . . . .         183          208          318          117
                                              -----------  -----------  -----------  -----------

    Net income . . . . . . . . . . . . . . .  $    4,225   $    4,617   $    4,895   $    3,380
                                              -----------  -----------  -----------  -----------


Basic and diluted income per share . . . . .  $     2.38   $     2.60   $     2.76   $     1.90
                                              -----------  -----------  -----------  -----------

Weighted average common shares outstanding .   1,775,000    1,775,000    1,775,000    1,775,000
                                              ===========  ===========  ===========  ===========








   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                        THE GSI GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                           NINE FISCAL MONTHS ENDED
                                                           ------------------------

                                                            SEPT. 27,    SEPT. 28,
                                                              2002         2001
                                                           -----------  -----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . .       5,432        6,933
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      (7,857)      (6,976)
                                                           -----------  -----------
          Net cash flows used in operating activities . .      (2,425)         (43)
                                                           -----------  -----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . .      (4,986)      (3,671)
  Proceeds from sale of fixed assets. . . . . . . . . . .       1,273          486
  Other . . . . . . . . . . . . . . . . . . . . . . . . .         (64)        (660)
                                                           -----------  -----------
          Net cash flows used in investing activities . .      (3,777)      (3,845)
                                                           -----------  -----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . .         568        1,017
    Payments on shareholder loan. . . . . . . . . . . . .        (533)      (1,868)
  Payments on long-term debt. . . . . . . . . . . . . . .      (3,804)      (2,518)
  Net borrowings under line-of-credit agreement . . . . .      15,100       10,420
    Dividends . . . . . . . . . . . . . . . . . . . . . .      (1,909)      (1,159)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      (1,874)        (827)
                                                           -----------  -----------
          Net cash flows provided by financing activities       7,548        5,065
                                                           -----------  -----------

Effect of Exchange Rate Changes on Cash . . . . . . . . .        (778)        (463)

Increase In Cash and Cash Equivalents . . . . . . . . . .  $      568   $      714
Cash and Cash Equivalents, beginning of period. . . . . .       2,828        2,679
                                                           -----------  -----------
Cash and Cash Equivalents, end of period. . . . . . . . .  $    3,396   $    3,393
                                                           ===========  ===========



   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2001 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 27, 2002 and the results of operations for the nine months ended September 27, 2002 and cash flows for the nine months ended September 27, 2002. Those adjustments consist only of normal recurring adjustments. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The condensed consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

     The results of operations for the nine-month period ended September 27, 2002 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  INCOME

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                             SEPTEMBER 27,    SEPTEMBER 28,
                                                 2002             2001
                                            ---------------  ---------------
Net income . . . . . . . . . . . . . . . .  $        4,895   $        3,380

Cumulative currency translation adjustment          (4,852)          (3,346)
  Comprehensive income . . . . . . . . . .  $           43   $           34
                                            ===============  ===============




3.     DETAIL  OF  CERTAIN  ASSETS


                    SEPTEMBER 27,   DECEMBER 31,
                         2002           2001
                    --------------  -------------
  (IN THOUSANDS)
Inventories
  Raw materials. .  $       18,731  $      13,341
  Work-in-process.          16,725         18,322
  Finished goods .          31,442         23,631
                    --------------  -------------
       Total . . .  $       66,898  $      55,294
                    ==============  =============

4.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $6.6 million and $7.6 million in interest during the nine months ended
September 27, 2002 and September 28, 2001, respectively. The Company paid $0.0 million and $0.1 million income taxes during the first nine months of 2002 and 2001.


5.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of September 27, 2002.

     The Credit Facility with LaSalle Bank National Association requires the Company to maintain certain financial covenants. The Company was in compliance with the covenants under the Credit Facility as of September 27, 2002.

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

     The Company has a contract with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $2.8 million of retainage withheld until completion of the projects and the meeting of certain performance criteria. These receivables are secured by letters of credit totaling $1.9 million and are expected to be collected through the year 2002.

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of September 27, 2002.


7.     BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first three quarters of 2002 and 2001 are as shown in the table below (in thousands).


                      SEPTEMBER 27,   SEPTEMBER 28,
                           2002            2001
                      --------------  --------------
Grain product line .  $      105,325  $      105,409
Swine product line .          38,420          38,818
Poultry product line          45,203          38,074
                      --------------  --------------
     Sales . . . . .  $      188,948  $      182,301
                      ==============  ==============


     For the first nine months of 2002 and 2001, sales in Brazil were $14.8 million and $12.2 million, respectively. Long-lived assets in Brazil were $1.9 million at September 27, 2002.

8.     CURRENT  ACCOUNTING  ISSUES

     SFAS No. 142 "Goodwill and Other Intangible Assets", was effective for the Company for the fiscal quarter beginning January 1, 2002. The Company adopted SFAS No. 142 and performed the initial impairment assessment as of January 1, 2002. There was no impairment of goodwill as of September 27, 2002.

9.     GUARANTOR  SUBSIDIARIES

     The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David
Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group Africa (Pty) Ltd., GSI Group (Asia) Sdn. Bhd., Agromarau Industria e Comercio Ltda., The GSI Group (Shanghai) Co. Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               SEPTEMBER 27, 2002
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $     53   $       3,343   $          --   $       3,396
     Accounts receivable, net. . . . . . . . . . . .    38,743           8,703          (8,099)         39,347
     Inventories, net. . . . . . . . . . . . . . . .    50,451          16,447              --          66,898
     Other current assets. . . . . . . . . . . . . .     5,555           1,799              --           7,354
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    94,802          30,292          (8,099)        116,995

Property, plant and equipment, net . . . . . . . . .    33,584           6,197              --          39,781
Goodwill and other intangible assets, net. . . . . .     2,917          10,249              --          13,166
Investment in and advances to/from subsidiaries. . .    44,557          (5,219)        (39,338)             --
Other long-term assets . . . . . . . . . . . . . . .     2,977               6              --           2,983
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $178,837   $      41,525   $     (47,437)  $     172,925
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  2,674   $          --   $          --   $       2,674
     Accounts payable. . . . . . . . . . . . . . . .    15,908          10,623          (8,099)         18,432
     Accrued liabilities . . . . . . . . . . . . . .    17,673           2,079             (11)         19,741
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    36,255          12,702          (8,110)         40,847

Long-term debt . . . . . . . . . . . . . . . . . . .   143,981          11,993          (8,274)        147,700
Other long-term liabilities. . . . . . . . . . . . .        --             845              --             845
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   180,236          25,540         (16,384)        189,392

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,539         (23,539)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             335            (335)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (15,068)             --         (15,068)
     Retained earnings . . . . . . . . . . . . . . .    22,536           7,179          (7,179)         22,536
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (1,399)         15,985         (31,053)        (16,467)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $178,837   $      41,525   $     (47,437)  $     172,925
                                                      =========  ==============  ==============  ==============





9.     GUARANTOR  SUBSIDIARIES  (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               SEPTEMBER 28, 2001
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $    118   $       3,275   $          --   $       3,393
     Accounts receivable, net. . . . . . . . . . . .    32,236          13,093          (5,510)         39,819
     Inventories, net. . . . . . . . . . . . . . . .    43,425          13,246             270          56,941
     Other current assets. . . . . . . . . . . . . .     3,468           1,477              --           4,945
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    79,247          31,091          (5,240)        105,098

Property, plant and equipment, net . . . . . . . . .    34,366           9,193              --          43,559
Goodwill and other intangible assets, net. . . . . .     2,965          12,287              --          15,252
Investment in and advances to/from subsidiaries. . .    48,569          (8,929)        (39,640)             --
Other long-term assets . . . . . . . . . . . . . . .     5,668              24              --           5,692
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $170,815   $      43,666   $     (44,880)  $     169,601
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  2,937   $       1,010   $          --   $       3,947
     Accounts payable. . . . . . . . . . . . . . . .    15,654           7,119          (5,510)         17,263
     Accrued liabilities . . . . . . . . . . . . . .    17,299           2,965              --          20,264
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    35,890          11,094          (5,510)         41,474

Long-term debt . . . . . . . . . . . . . . . . . . .   136,924          11,816          (8,901)        139,839
Other long-term liabilities. . . . . . . . . . . . .       142           1,738              --           1,880
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   172,956          24,648         (14,411)        183,193

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,539         (23,539)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             305            (305)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (11,451)             --         (11,451)
     Retained earnings . . . . . . . . . . . . . . .    21,794           6,625          (6,625)         21,794
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (2,141)         19,018         (30,469)        (13,592)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $170,815   $      43,666   $     (44,880)  $     169,601
                                                      =========  ==============  ==============  ==============






9.     GUARANTOR  SUBSIDIARIES  (CONTINUED)


                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                         THREE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 63,544   $      15,874   $      (9,299)  $      70,119
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .    49,262          13,045          (9,453)         52,854
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    14,282           2,829             154          17,265

Selling, general and administrative expenses. . . . . . . . . . . .     6,808           2,716              --           9,524
                                                                     ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . . . . . .     7,474             113             154           7,741

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .    (3,445)            (16)             --          (3,461)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .       478            (350)             --             128
                                                                     ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . . . . . . . . . . . . .     4,507            (253)            154           4,408
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .         1             182              --             183
                                                                     ---------  --------------  --------------  --------------
Income (loss) before equity in income of consolidated subsidiaries.     4,506            (435)            154           4,225
Equity (deficit) in income of consolidated subsidiaries . . . . . .      (435)             --             435              --
                                                                     ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,071   $        (435)  $         589   $       4,225
                                                                     =========  ==============  ==============  ==============



                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     THREE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                                    (IN THOUSANDS)




                                                               Parent      Guarantor
                                                               Company   Subsidiaries    Eliminations    Consolidated
                                                              ---------  -------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 57,611   $      18,414  $      (4,191)  $      71,834
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .    43,009          13,833         (3,992)         52,850
                                                              ---------  -------------  --------------  --------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . .    14,602           4,581           (199)         18,984

Selling, general and administrative expenses . . . . . . . .     6,997           3,566             --          10,563
                                                              ---------  -------------  --------------  --------------

     Operating income. . . . . . . . . . . . . . . . . . . .     7,605           1,015           (199)          8,421

Interest expense . . . . . . . . . . . . . . . . . . . . . .    (3,914)            250             --          (3,664)
Other income (expense) . . . . . . . . . . . . . . . . . . .      (476)            544             --              68
                                                              ---------  -------------  --------------  --------------

Income before income taxes . . . . . . . . . . . . . . . . .     3,215           1,809           (199)          4,825
Provision (benefit) for income taxes . . . . . . . . . . . .      (130)            338             --             208
                                                              ---------  -------------  --------------  --------------
Income before equity in income of consolidated subsidiaries.     3,345           1,471           (199)          4,617
Equity in income of consolidated subsidiaries. . . . . . . .     1,471              --         (1,471)             --
                                                              ---------  -------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,816   $       1,471  $      (1,670)  $       4,617
                                                              =========  =============  ==============  ==============




                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                      NINE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                                     (IN THOUSANDS)




                                                               Parent      Guarantor
                                                               Company    Subsidiaries    Eliminations    Consolidated
                                                              ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $171,987   $      41,241   $     (24,280)  $     188,948
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .   138,283          31,428         (24,564)        145,147
                                                              ---------  --------------  --------------  --------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . .    33,704           9,813             284          43,801

Selling, general and administrative expenses . . . . . . . .    19,620           8,449              --          28,069
                                                              ---------  --------------  --------------  --------------

     Operating income. . . . . . . . . . . . . . . . . . . .    14,084           1,364             284          15,732

Interest expense . . . . . . . . . . . . . . . . . . . . . .    (9,895)            (50)             --          (9,945)
Other income (expense) . . . . . . . . . . . . . . . . . . .       234            (808)             --            (574)
                                                              ---------  --------------  --------------  --------------

Income before income taxes . . . . . . . . . . . . . . . . .     4,423             506             284           5,213
Provision (benefit) for income taxes . . . . . . . . . . . .       (16)            334              --             318
                                                              ---------  --------------  --------------  --------------
Income before equity in income of consolidated subsidiaries.     4,439             172             284           4,895
Equity in income of consolidated subsidiaries. . . . . . . .       172              --            (172)             --
                                                              ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,611   $         172   $         112   $       4,895
                                                              =========  ==============  ==============  ==============



                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                      NINE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                                    (IN THOUSANDS)




                                                               Parent      Guarantor
                                                               Company   Subsidiaries    Eliminations    Consolidated
                                                              ---------  -------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $149,690   $      46,400  $     (13,789)  $     182,301
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .   115,250          35,520        (13,861)        136,909
                                                              ---------  -------------  --------------  --------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . .    34,440          10,880             72          45,392

Selling, general and administrative expenses . . . . . . . .    20,759          10,220             --          30,979
                                                              ---------  -------------  --------------  --------------

     Operating income. . . . . . . . . . . . . . . . . . . .    13,681             660             72          14,413

Interest income (expense). . . . . . . . . . . . . . . . . .   (11,045)             30             --         (11,015)
Other income (expense) . . . . . . . . . . . . . . . . . . .      (607)            706             --              99
                                                              ---------  -------------  --------------  --------------

Income before income taxes . . . . . . . . . . . . . . . . .     2,029           1,396             72           3,497
Provision (benefit) for income taxes . . . . . . . . . . . .      (103)            220             --             117
                                                              ---------  -------------  --------------  --------------
Income before equity in income of consolidated subsidiaries.     2,132           1,176             72           3,380
Equity in income of consolidated subsidiaries. . . . . . . .     1,176              --         (1,176)             --
                                                              ---------  -------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,308   $       1,176  $      (1,104)  $       3,380
                                                              =========  =============  ==============  ==============



                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        NINE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities . . . . . .  $ (5,317)  $       2,892   $          --  $      (2,425)
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (4,295)           (691)             --         (4,986)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       730             479              --          1,209
                                                                   ---------  --------------  -------------  --------------

     Net cash used in investing activities. . . . . . . . . . . .    (3,565)           (212)             --         (3,777)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .     8,611           2,720              --         11,331
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,158)         (2,625)             --         (3,783)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by financing activities. . . . . . . . . .     7,453              95              --          7,548
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (778)             --           (778)

Change in cash and cash equivalents . . . . . . . . . . . . . . .    (1,429)          1,997              --            568

Cash and cash equivalents, beginning of period. . . . . . . . . .     1,482           1,346              --          2,828
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $     53   $       3,343              --  $       3,396
                                                                   =========  ==============  =============  ==============




                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        NINE FISCAL MONTHS ENDED SEPTEMBER 28, 2001
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities . . . . . .  $ (2,573)  $       2,530   $          --  $         (43)
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (3,385)           (286)             --         (3,671)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       823            (997)             --           (174)
                                                                   ---------  --------------  -------------  --------------

     Net cash used in investing activities. . . . . . . . . . . .    (2,562)         (1,283)             --         (3,845)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings on debt . . . . . . . . . . . . . . . . . . .     8,073          (1,022)             --          7,051
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,840)            854              --         (1,986)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by (used in) financing activities. . . . .     5,233            (168)             --          5,065
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (463)             --           (463)

Change in cash and cash equivalents . . . . . . . . . . . . . . .        98             616              --            714

Cash and cash equivalents, beginning of period. . . . . . . . . .        20           2,659              --          2,679
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    118   $       3,275              --  $       3,393
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first nine months of 2002 and 2001, the Company's international sales accounted for 27% and 26% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices and availability of vendors for steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. Recent increases in steel tariffs initiated by the U.S. Government has adversely effected the price the Company pays for steel. In response to initial steel price increases, the Company has nominally raised the selling price of its products.

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

RESULTS  OF  OPERATIONS

Three Months Ended September 27, 2002 Compared to Three Months Ended September 28, 2001

     Sales decreased 2.4% or $1.7 million to $70.1 million in the third quarter of 2002 compared to $71.8 million in the third quarter of 2001. This decrease was driven by decreased demand for the Company's grain products.

     Gross profit decreased to $17.3 million in the third quarter of 2002 or 24.6% of sales from $19.0 million or 26.4% of sales in the same period of 2001. This decrease was a result of decreased sales in the grain division and lost productivity due to the impact of consolidation efforts.

     Operating expenses decreased 9.8% or $1.0 million to $9.5 million in the third quarter of 2002 from $10.5 million in the same period of 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis sales office that occurred during the first quarter of 2002.

     Operating income decreased 8.1% to $7.7 million in the third quarter of 2002 from $8.4 million in the third quarter of 2001. This decrease was attributable to the decrease in sales.

     Interest expense decreased $0.2 million in the third quarter of 2002 as compared to the third quarter of 2001 due to lower borrowing costs.

     Net income decreased $0.4 million to $4.2 million for the third quarter of 2002 from $4.6 million in the same period of 2001.

Nine Months Ended September 27, 2002 Compared to Nine Months Ended September 28, 2001

     Sales increased 3.7% or $6.6 million to $188.9 million in the first nine months of 2002 compared to $182.3 million in the first nine months of 2001. This increase was driven by increased demand for the Company's poultry products.

     Gross profit decreased to $43.8 million in the first nine months of 2002 or 23.2% of sales from $45.4 million or 24.9% of sales in the same period of 2001. The decrease was primarily the result of the absence of a few high-margin international projects that were completed in the first nine months of 2001 and lost productivity due to consolidation efforts.

     Operating expenses decreased 9.4% or $2.9 million to $28.1 million in the first nine months of 2002 from $31.0 million in the same period of 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis sales office.

     Operating income increased 9.2% to $15.7 million in the first nine months of 2002 from $14.4 million in the first nine months of 2001. This increase was attributable to the decrease in operating expenses.

     Interest expense decreased $1.1 million in the first nine months of 2002 as compared to the first nine months of 2001 due to lower borrowing costs.

     Net income increased $1.5 million to $4.9 million for the first nine months of 2002 from $3.4 million in the same period of 2001.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of September 27, 2002, the Company had $76.1 million of working capital, an increase of $14.6 million from working capital as of December 31, 2001. The increase in working capital was primarily due to increases in inventory and accounts receivable of $22.1 million, partially offset by increases in accounts payable, accrued expenses and customer deposits of $8.3 million.

     Operating activities used $2.4 million and $0.0 million in cash flow in the first nine months of 2002 and 2001, respectively. This $2.4 million decrease in cash flow was primarily the result of an increase in inventory and other current assets of $11.5 million, partially offset by increases in accrued expenses, customer deposits, accounts payable and net income of $9.9 million compared to the first nine months of 2001.

     Investing activities used $3.8 million in cash flow in the first nine months of 2002 and 2001. The cash was used primarily for machinery and equipment purchases.

     Financing activities provided $7.5 million and $5.1 million in cash flow in the first nine months of 2002 and 2001, respectively. The cash was provided primarily from borrowings under the Credit Facility, partially offset by payments on long-term debt.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 27, 2002, principal exposed to interest rate risk was limited to $49.9 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.5 million impact on the Company's results of operations.

     During the nine months ended September 27, 2002, approximately 16% of net sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and/or the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

     Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Russell  C.  Mello
                                           -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer  (Authorized
                                         Signatory  and  Principal  Financial
Officer)

DATE:  NOVEMBER  8,  2002

                                 CERTIFICATIONS


I,  Craig  Sloan,  certify  that:

1.  I  have  reviewed this quarterly report on Form 10-Q of The GSI Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  8,  2002

                                        /s/  Craig  Sloan
                                        -----------------
                                         Chief  Executive  Officer

I,  Russell  C.  Mello,  certify  that:

1.  I  have  reviewed this quarterly report on Form 10-Q of The GSI Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  8,  2002

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer


                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------

   99.1    Certification of Chief Executive Officer and Chief Financial Officer

