Form 10-K
period 2002-12-31
GSI GROUP INC
filed 2003-03-31
CIK 1050925

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer: Yes [ ] No [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of March 7, 2003.

                   Documents Incorporated by Reference:  None
================================================================================



                                              TABLE OF CONTENTS
                                                                                                  PAGE
            -------------------------------------------------------------------------------------
PART I
  Item 1.   Business                                                                                3
  Item 2.   Properties                                                                              9
  Item 3.   Legal Proceedings                                                                      10
  Item 4.   Submission of Matters to a Vote of Security Holders                                    10

PART II
  Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters              11
  Item 6.   Selected Financial Data                                                                12

  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  13
  Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                              17
  Item 8.   Financial Statements and Supplementary Data                                            18

  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   45

PART III
  Item 10.  Directors and Executive Officers of the Registrant                                     45
  Item 11.  Executive Compensation                                                                 46
  Item 12.  Security Ownership of Certain Beneficial Owners and Management                         47
  Item 13.  Certain Relationships and Related Transactions                                         47
  Item 14.  Controls and Procedures                                                                48

PART IV
  Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        49


                                     PART I


ITEM  1.  BUSINESS.



NOTE  ON  FORWARD-LOOKING  STATEMENTS

     This report contains certain forward-looking statements within the meaning of the federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends" or "expects." These forward-looking statements relate to the plans and expectations of The GSI Group, Inc. (the "Company") for future operations. The inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the plans or expectations of the Company will be achieved. The Company's plans and expectations could differ materially from those contained in the forward-looking statements.



GENERAL

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company believes that it is the largest global provider of both (i) grain storage bins and related drying and handling systems and (ii) swine feed storage, feed delivery, confinement and ventilation systems. The Company is also one of the largest global providers of poultry feed storage, feed delivery, watering, ventilation and nesting systems. The Company markets its agricultural products in approximately 75 countries through a network of over 2,500 independent dealers to grain, swine and poultry producers primarily under its GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names. The Company's current market position in the industry reflects both the strong, long-term relationships the Company has developed with its customers as well as the quality and reliability of its products.

     The primary users of the Company's grain storage, drying and handling products are farm operators or commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc., that operate feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, drying and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering. The Company's feeding and ventilation systems are used primarily by growers that raise swine and poultry, typically on a contract basis for large integrators such as Perdue Farms Incorporated and Tyson Foods, Inc. In the swine industry however, there is a significant portion of the industry that is not integrated at this time that is also served. Because swine and poultry growers are always concerned about the efficiency of their operations, especially where it relates to feed, they seek to purchase systems that minimize the feed-to-meat ratio. As a result of its proprietary designs, the Company believes that its swine and poultry systems are the most effective in the industry in serving this customer objective.

     The industry in which the Company operates is characterized both domestically and internationally by a few large companies with broad product offerings and numerous small manufacturers of niche product lines. Domestically, the Company intends to build on its established presence in the grain, swine and poultry markets. Internationally, the Company intends to capitalize on opportunities arising from still-developing agricultural industries. The Company believes that less functionally sophisticated and efficient grain storage systems used by facilities located outside the U.S. and Western Europe, which experience relatively high levels of grain spoilage and loss, are likely to be replaced by more modern systems. The Company also believes that the economic growth occurring in the Company's international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry and pork. The Company believes that it is well-positioned to capture increases in worldwide demand for its products resulting from these industry trends because of its leading brand names, broad and diversified product lines, strong distribution network and high-quality products.

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

     Brand Name Recognition and Reputation for Quality Products and Service. Through its manufacturing expertise and experience, the Company has established recognition in its markets for the GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names. The Company seeks to protect the reputation for high quality, reliability and specialized services that are associated with such brand names through quality control and customer feedback programs. The Company believes that its reputation and recognized brand names, along with its extensive distribution network, will assist it in its efforts to further penetrate both the domestic and international markets in which the Company operates.

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

     Flexible Manufacturing Facilities. The Company's facilities are designed to be easily reconfigured to adapt to demand changes for any or all of the Company's products. The Company's primary manufacturing facility, located in Assumption, Illinois, consists of approximately 900,000 square feet and operates on a 24-hour basis during peak production periods. The Company's facilities employ state-of-the-art machines that have enhanced production efficiencies.

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

     Demand for the Company's swine and poultry feeding equipment and feed storage and delivery systems is impacted by the rate of economic growth occurring in international markets. As disposable incomes increase in these international markets, consumers have in the past, and should in the future, devote larger portions of their income to improved and higher protein-based diets. In the past, this trend has stimulated stronger demand for meat, specifically poultry and pork, as these meats provide more cost-effective sources of animal protein than beef.

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

     Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities of up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI, DMC, Zimmerman, FFI, and Airstream brand names. The Company's drying equipment, which includes fans, heaters, top dryers, stirring devices, portable dryers, stack dryers, tower dryers and process dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

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


   Swine  Product  Line

     The  Company's  swine  equipment  consists  of  the  following  products:

     Feeding Systems. The Company manufactures and markets its swine feeding products under its AP brand name. The Company custom designs a wide array of state of the art feeding systems used in today's modern swine facilities. These include the popular Flex-Flo auger systems that typically transport feed from the Bulk Feed Storage Tanks located outside of the buildings to inside of the structure. Once inside it is moved either by additional Flex-Flo equipment or is transferred to the versatile Chain Disk System, which can make turns and changes in elevation much more easily. Finally, the feed is delivered to the animals using either a wide variety of ad lib feeders that are specifically designed to waste a minimum amount of feed, provide the animals a high degree of comfort, and be user friendly to the producer. Sometimes an individual feed dispenser that allows the producer to feed each animal an exact amount of feed daily is used. All of these systems are highly automated and address the ever changing and multifaceted production practices that still abound in the pork production industry, such as "wean to finish" or "sorting technology".

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

     Ventilation Systems. The Company manufactures and markets ventilation systems for poultry producers under its Cumberland brand name. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtains, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools. Accurate bird weighing systems integrate with the environmental controls to give growers and integrators running averages of their flock weights.

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

     In 2002, 2001 and 2000, no single customer represented more than 10% of the Company's sales and no single class of products represented more than 10% of the Company's sales.

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

     For  information  regarding  the  Company's sales by geographic region, see
Note  13  to  the  Consolidated Financial Statements included in Item 8 hereof.

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

NEW  PRODUCT  DEVELOPMENT

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.7 million, $2.8 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company charges research and development costs to operations as incurred.

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

BACKLOG

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 2002 was $33.0 million compared to $28.3 million at December 31, 2001. The Company believes that all such backlog will be filled by the end of 2003.

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

EMPLOYEES

     As of December 31, 2002, the Company had 1,511 employees of whom 1,497 were permanent and 14 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.



ITEM  2.  PROPERTIES.

     The principal properties of The GSI Group as of March 7, 2003, were as follows:



Location                    Description of Property
-----------------------  -----------------------------
Assumption, Illinois. .  Manufacturing/Sales
Paris, Illinois . . . .  Manufacturing/Assembly
Newton, Illinois. . . .  Manufacturing/Assembly
Vandalia, Illinois. . .  Manufacturing/Assembly
Flora, Illinois . . . .  Manufacturing/Assembly
Clear Lake, Iowa. . . .  Sales/Warehouse
Sioux City, Iowa. . . .  Sales/Warehouse
Geneva, Indiana . . . .  Sales/Warehouse
Watertown, South Dakota  Sales/Warehouse
West Memphis, Arkansas.  Sales/Warehouse
Hampton, Nebraska . . .  Sales/Warehouse/Research
Marau, Brazil . . . . .  Manufacturing/Sales
Penang, Malaysia. . . .  Manufacturing/Sales/Warehouse
Queretero, Mexico . . .  Sales/Warehouse
Honeydew, South Africa.  Sales/Warehouse
Venlo, The Netherlands.  Warehouse
Ludford, Great Britain.  Sales
Poznan, Poland. . . . .  Sales
Shanghai, China . . . .  Manufacturing/Sales/Warehouse





     The corporate headquarters for the Company is located in Assumption, Illinois.

     During 2002, the Company expanded its manufacturing processes, which enabled it to open a manufacturing facility in Flora, Illinois.

     During 2002, the Company expanded its presence in Eastern Europe by opening a sales office in Poznan, Poland.

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


ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is involved in various legal matters arising in the ordinary course of business which, in the opinion of management, will not have a material adverse affect on the Company's financial position or results of operations.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                STOCKHOLDER  MATTERS.

     There is no established public trading market for any class of the Company's Common Stock. As of March 7, 2003, the Company had 10 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 2002 and December 31, 2001, the Company declared dividends totaling $1.9 million and $1.2 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors, as the Board of Directors may deem relevant.



ITEM  6.  SELECTED  FINANCIAL  DATA.

     Set  forth  below is certain selected historical consolidated financial data for the Company as  of  and  for  the  years  ended  December  31, 1998, 1999, 2000, 2001 and 2002.  The selected historical consolidated financial data for the years indicated were derived from the consolidated financial  statements  of  the  Company.  The  information  set  forth  below  should  be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results
of  Operations"  and  the  Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------

                                              1998       1999       2000       2001       2002
                                            ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT (000'S):
 Sales . . . . . . . . . . . . . . . . . .  $270,127   $229,210   $243,961   $229,921   $230,636
 Cost of sales . . . . . . . . . . . . . .   209,236    179,927    184,622    174,254    176,836
                                            ---------  ---------  ---------  ---------  ---------
 Gross profit. . . . . . . . . . . . . . .    60,891     49,283     59,339     55,667     53,800
 Operating expenses. . . . . . . . . . . .    50,245     38,669     40,070     41,114     38,013
                                            ---------  ---------  ---------  ---------  ---------
 Operating income. . . . . . . . . . . . .    10,646     10,614     19,269     14,553     15,787
 Interest expense. . . . . . . . . . . . .   (12,946)   (14,768)   (14,997)   (14,397)   (13,011)
 Other income (expense). . . . . . . . . .     1,117        477        439        242       (287)
                                            ---------  ---------  ---------  ---------  ---------
 Income (loss) from continuing operations.    (1,183)    (3,677)     4,711        398      2,489
 Provision (benefit) for income taxes. . .      (260)      (336)      (568)      (656)       159
 Net income (loss) . . . . . . . . . . . .  $   (923)  $ (3,341)  $  5,279   $  1,054   $  2,330
                                            =========  =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations . . . . . . . . . .  $  (0.46)  $  (1.67)  $   2.82   $   0.59   $   1.31
 Net income (loss) . . . . . . . . . . . .  $  (0.46)  $  (1.67)  $   2.82   $   0.59   $   1.31
                                            ---------  ---------  ---------  ---------  ---------

BALANCE SHEET (000'S):
 Total Assets. . . . . . . . . . . . . . .  $174,648   $158,519   $164,123   $154,741   $152,007
 Long-term obligations . . . . . . . . . .  $134,216   $133,315   $130,870   $136,211   $139,735
 Dividends per share . . . . . . . . . . .  $   0.56   $    0.0   $   1.05   $   0.65   $   1.08


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof.

GENERAL

     The Company is a leading manufacturer and supplier of agricultural equipment and services worldwide. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Fluctuations in grain and feed prices directly impact sales of the Company's grain equipment. Because the primary cost of producing swine and poultry is the cost of the feed grain consumed by animals, fluctuations in the supply and cost of grain to users of the Company's products in the past have impacted sales of the Company's swine and poultry equipment. The Company believes, however, that its diversified product offerings mitigate some of the effects of fluctuations in the price of grain since the demand for grain storage, drying and handling equipment tends to increase during periods of higher grain prices, which somewhat offsets the reduction in demand during such periods for the Company's products by producers of swine and poultry.

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

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company's Brazilian operations), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of sales. In 2002, 2001 and 2000, the Company's international sales accounted for 36.6%, 32.3% and 36.1% of sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. Recent increases in steel tariffs initiated by the U.S. Government have adversely affected the price the Company pays for steel. In response to initial steel price increases, the Company has nominally raised the selling price of its products.

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

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2002  Compared  to  Year  Ended  December  31,  2001

     Sales increased 0.3% or $0.7 million to $230.6 million in 2002 compared to $229.9 million in 2001. Grain equipment sales were essentially flat. Increases in demand for poultry products were offset by decreases in demand for swine products.

     Gross profit decreased to $53.8 million in 2002 or 23.3% of sales from $55.7 million or 24.2% of sales in 2001. This decrease was primarily due to production inefficiencies caused by consolidation efforts.

     Operating expenses decreased 7.5% or $3.1 million to $38.0 million in 2002 from $41.1 million in 2001. As a percentage of sales, operating expenses decreased to 16.5% in 2002 from 17.9% in 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis office.

     Operating income increased to $15.8 million in 2002 from $14.6 million in 2001. Operating income margins increased to 6.8% of sales in 2002 from 6.3% in 2001.

     Interest  expense  decreased  $1.4  million  due  to lower borrowing costs.

     Net  income  increased  to  $2.3 million in 2002 from $1.1 million in 2001.

Year  Ended  December  31,  2001  Compared  to  Year  Ended  December  31,  2000

     Sales decreased 5.8% or $14.0 million to $229.9 million in 2001 compared to $244.0 million in 2000. The decrease was primarily driven by weaker domestic demand for grain storage and conditioning equipment. Brazilian and domestic poultry sales were also lower due to weaker demand. This decrease was partially offset by increased swine equipment sales, which were higher due to strengthening demand.

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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2002, the Company had $67.4 million of working capital, an increase of $5.9 million as compared to its working capital as of December 31, 2001. This increase in working capital was primarily due to increases in inventory and decreases in accounts payable, billings in excess of costs, and accrued expenses.

     Operating activities generated $4.0 million, $5.0 million and $9.5 million of cash in 2002, 2001 and 2000, respectively. The decrease in cash flow from operating activities from 2001 to 2002 of $1.0 million was primarily the result of decreased depreciation and amortization and an increase in inventory of $11.0 million offset by changes in net income, accounts receivable, accounts payable, other current assets, accrued expenses, customer deposits and deferred taxes of $10.0 million.

     The Company's capital expenditures totaled $5.2 million, $4.4 million and $6.3 million in 2002, 2001 and 2000, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2003 will be less than that of 2002.

     Cash provided by financing activities in 2002 consisted primarily of $7.8 million of increased borrowings under the Credit Facility and a $1.5 million shareholder loan offset by $4.5 million of payments of long-term debt, a $1.9 million dividend for taxes, and a $0.7 million payment of shareholder loans. Cash used in financing activities in 2001 consisted primarily of $6.7 million of payments on long-term debt, a $1.2 million dividend for taxes, and a $2.2 million payment of a shareholder loan offset by $8.0 million of increased borrowings under the Credit Facility and a $1.0 million shareholder loan. Cash used by financing activities in 2000 consisted of $4.9 million of payments on long-term debt, $1.4 million purchase of treasury shares and $1.9 million dividend for taxes offset by $2.6 million of borrowings under the Credit
Facility  and  a  shareholder  loan  of  $1.5  million.

     During the third quarter of 2001, the Credit Facility was amended to provide for a $43.1 million revolving loan facility and a $16.9 million term loan. LaSalle Bank N.A. and the Company further amended the Credit Facility to modify certain covenants for the remainder of 2001 and for the year 2002 as well as to provide a seasonal over-advance facility for the third and fourth quarters of 2002. The Company was in compliance with or in the process of receiving waivers for all covenants under the Credit Facility as of December 31, 2002. For a more detailed description of the Credit Facility, see Note 9 to the Consolidated Financial Statements included in Item 8 hereof.

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

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

     The allowance for doubtful accounts is based our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our revenue.

     A reserve for sales returns is established based on historical trends in product return rates. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

     Inventory purchases and commitments are based upon future demand forecasts. If there were to be a sudden significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory allowances and our gross margins could be adversely affected.

     We accrue for warranty costs based on historical trends in product return rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience or costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

     We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in impairment of goodwill.

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. As estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2002, principle exposed to interest rate risk was limited to $42.8 million in variable rate debt. The interest rates on the various debt instruments range from 4.19% to 19.63%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Therefore, a change in the interest rate of 1% will change earnings by $0.4 million.

     At December 31, 2002, approximately 16.3% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . .    21
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 . . .    22
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2000, 2001 and
  2002                                                                                              23
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 . . .    24
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

     We have audited the accompanying consolidated balance sheet of The GSI Group, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of certain foreign, wholly owned subsidiaries, which statements reflect total assets of $26.4 million as of December 31, 2002 and total revenue of $39.7 million for the year then ended. Those statements were audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned subsidiaries, is based solely on the report of other accountants. The consolidated financial statements of The GSI Group, Inc. as of December 31, 2001 were audited by other accountants who ceased operations and whose report date February 21, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GSI Group, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


BKD  LLP

Decatur,  IL
February  28,  2003

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


ARTHUR  ANDERSEN  LLP

Chicago,  Illinois
February  25,  2002

                         PART I - FINANCIAL INFORMATION

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2002  AND  2001
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


    ASSETS                                                                  2002       2001
------------------------------------------------------------------------  ---------  ---------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $  2,936   $  2,828
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .    23,274     28,887
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .    63,893     55,294
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,039      2,245
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        66         --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,261      4,816
                                                                          ---------  ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .    97,469     94,070
                                                                          ---------  ---------

Notes Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         59
                                                                          ---------  ---------

Long-Term Retainage. . . . . . . . . . . . . . . . . . . . . . . . . . .        --         95
                                                                          ---------  ---------

Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . .    38,705     42,116
                                                                          ---------  ---------

Other Assets:
  Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,738     10,578
  Other intangible assets, net . . . . . . . . . . . . . . . . . . . . .     3,237      4,483
  Deferred financing costs, net. . . . . . . . . . . . . . . . . . . . .     2,054      2,532
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       804        808
                                                                          ---------  ---------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . .    15,833     18,401
                                                                          ---------  ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $152,007   $154,741
                                                                          =========  =========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,064   $ 12,247
  Payroll and payroll related expenses . . . . . . . . . . . . . . . . .     2,987      4,234
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        --         14
  Billings in excess of costs. . . . . . . . . . . . . . . . . . . . . .        --        257
  Accrued warranty . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,340      2,031
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .     4,144      4,855
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,159      6,204
  Current maturities of long-term debt . . . . . . . . . . . . . . . . .     3,404      2,707
                                                                          ---------  ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .    30,098     32,549
                                                                          ---------  ---------

Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . .   139,735    136,211
                                                                          ---------  ---------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .       474        582
                                                                          ---------  ---------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding  1,575,000 shares) . . .        16         16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . .         2          2
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     3,006      3,006
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .   (14,336)   (10,216)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    19,971     19,550
  Treasury stock, at cost, voting (5,058,652 shares) . . . . . . . . . .   (26,950)   (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . .        (9)        (9)
                                                                          ---------  ---------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . .   (18,300)   (14,601)
                                                                          ---------  ---------
      Total liabilities and stockholders' deficit. . . . . . . . . . . .  $152,007   $154,741
                                                                          =========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)



                                                        2002         2001         2000
                                                     -----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . .  $  230,636   $  229,921   $  243,961

Cost of Sales . . . . . . . . . . . . . . . . . . .     176,836      174,254      184,622
                                                     -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . . . . .      53,800       55,667       59,339

Selling, General and Administrative Expenses. . . .      36,767       39,386       38,492
Amortization Expense. . . . . . . . . . . . . . . .       1,246        1,728        1,578
                                                     -----------  -----------  -----------
  Total operating expenses. . . . . . . . . . . . .      38,013       41,114       40,070
                                                     -----------  -----------  -----------

    Operating income. . . . . . . . . . . . . . . .      15,787       14,553       19,269

Other Income (Expense):
  Interest expense. . . . . . . . . . . . . . . . .     (13,011)     (14,397)     (14,997)
  Interest income . . . . . . . . . . . . . . . . .         411          485          152
  Loss on sale of fixed assets. . . . . . . . . . .        (353)        (350)        (155)
  Foreign currency transaction gain (loss). . . . .        (468)          33          247
  Other, net. . . . . . . . . . . . . . . . . . . .         123           74          195
                                                     -----------  -----------  -----------

       Income before income tax provision (benefit)       2,489          398        4,711
                                                     -----------  -----------  -----------

Income Tax Provision (Benefit). . . . . . . . . . .         159         (656)        (568)
                                                     -----------  -----------  -----------

    Net income. . . . . . . . . . . . . . . . . . .  $    2,330   $    1,054   $    5,279
                                                     ===========  ===========  ===========

Basic and Diluted Earnings Per Share. . . . . . . .  $     1.31   $     0.59   $     2.82
                                                     -----------  -----------  -----------

Weighted Average Common Shares Outstanding. . . . .   1,775,000    1,775,000    1,872,397
                                                     ===========  ===========  ===========






The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
                                     FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                              (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   Common Stock
                                            -----------------------------------------------------
                                                      Voting                     Nonvoting
                                            ---------------------------  ---------------------------
                                                                                                                 Accumulated
                                                                                                    Additional   Other
                                            Shares                      Shares                      Paid-In      Comprehensive
                                            Outstanding    Amount       Outstanding  Amount         Capital      Income (Loss)
                                            -------------  -----------  -----------  --------------  --------  --------------
Balance, December 31, 1999 . . . . . . . .     1,800,000   $       18       200,000  $            2  $  2,939  $      (6,996)
 Net income. . . . . . . . . . . . . . . .             -            -             -               -         -              -
 Capital contributions . . . . . . . . . .             -            -             -               -        65              -
 Purchase of treasury shares . . . . . . .      (225,000)          (2)            -               -         2              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (1,109)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
                                            -------------  -----------  -----------  --------------  --------  --------------
Balance, December 31, 2000 . . . . . . . .     1,575,000   $       16       200,000  $            2  $  3,006  $      (8,105)
 Net income. . . . . . . . . . . . . . . .             -            -             -               -         -              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (2,111)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
                                            -------------  -----------  -----------  --------------  --------  --------------
Balance, December 31, 2001 . . . . . . . .     1,575,000   $       16       200,000  $            2  $  3,006  $     (10,216)
 Net income. . . . . . . . . . . . . . . .             -            -             -               -         -              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (4,120)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
Balance, December 31, 2002 . . . . . . . .     1,575,000   $       16       200,000  $            2  $  3,006  $     (14,336)
                                            =============  ===========  ===========  ==============  ========  ==============




                                      Treasury Stock
                                     ----------------
                                                                  Voting            Nonvoting
                                                       ------------------------ -----------------
                                                                                                     Total    Comprehensive
                                     Retained                                                     Stockholders' Income
                                     Earnings          Shares         Amount     Shares   Amount    Deficit      (Loss)
                                     ----------------  -------------  ---------  -------  --------  ---------  --------
Balance, December 31, 1999. . . . .  $        16,237       4,833,652  $(25,524)  859,316  $    (9)  $(13,333)
 Net income . . . . . . . . . . . .            5,279               -         -         -        -      5,279     5,279
 Capital contributions. . . . . . .                -               -         -         -        -         65         -
     Purchase of treasury shares. .                -         225,000    (1,426)        -        -     (1,426)        -
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -     (1,109)   (1,109)
 Comprehensive income . . . . . . .                -               -         -         -        -          -   $ 4,170
                                                                                                               ========
 Dividends. . . . . . . . . . . . .           (1,862)              -         -         -        -     (1,862)
                                     ----------------  -------------  ---------  -------  --------  ---------
Balance, December 31, 2000. . . . .  $        19,654       5,058,652  $(26,950)  859,316  $    (9)  $(12,386)
 Net income . . . . . . . . . . . .            1,054               -         -         -        -      1,054     1,054
 Other comprehensive
   loss- foreign currency
   Translation adjustments. . . . .                -               -         -         -        -     (2,111)   (2,111)
 Comprehensive loss . . . . . . . .                -               -         -         -        -          -   $(1,057)
                                                                                                               ========
 Dividends. . . . . . . . . . . . .           (1,158)              -         -         -        -     (1,158)
                                     ----------------  -------------  ---------  -------  --------  ---------
Balance, December 31, 2001. . . . .  $        19,550       5,058,652  $(26,950)  859,316  $    (9)  $(14,601)
 Net income . . . . . . . . . . . .            2,330               -         -         -        -      2,330     2,330
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -     (4,120)   (4,120)
 Comprehensive loss . . . . . . . .                -               -         -         -        -          -   $(1,790)
                                                                                                               ========
 Dividends. . . . . . . . . . . . .           (1,909)              -         -         -        -     (1,909)
Balance, December 31, 2002. . . . .  $        19,971       5,058,652  $(26,950)  859,316  $    (9)  $(18,300)
                                     ================  =============  =========  =======  ========  =========



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(IN  THOUSANDS)

                                                                       2002      2001      2000
                                                                     --------  --------  --------
Cash Flows From Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,330   $ 1,054   $ 5,279
  Adjustments to reconcile net income to cash provided
    By operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . .    7,065     8,775     8,744
      Amortization of deferred financing costs and debt discount. .      643       725       730
      Loss on sale of assets. . . . . . . . . . . . . . . . . . . .      353       350       155
      Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . .     (188)     (973)     (829)
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, net. . . . . . . . . . . . . . . . . .    5,708     3,621    (2,643)
        Inventories, net. . . . . . . . . . . . . . . . . . . . . .   (8,599)      568    (8,855)
        Other current assets. . . . . . . . . . . . . . . . . . . .     (180)   (1,069)      142
        Accounts payable. . . . . . . . . . . . . . . . . . . . . .   (1,183)   (3,437)    5,223
        Payroll and payroll related expenses. . . . . . . . . . . .   (1,247)      287     1,005
        Billings in excess of costs . . . . . . . . . . . . . . . .     (257)   (1,777)     (642)
        Accrued warranty. . . . . . . . . . . . . . . . . . . . . .     (691)     (409)       55
        Other accrued expenses. . . . . . . . . . . . . . . . . . .     (711)   (1,931)      801
        Customer deposits . . . . . . . . . . . . . . . . . . . . .      955      (814)      351
                                                                     --------  --------  --------
          Net cash flows provided by operating activities . . . . .    3,998     4,970     9,516
                                                                     --------  --------  --------

Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .   (5,170)   (4,387)   (6,251)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .    1,299     1,523       360
  Acquisition of FFI Corp., net of cash acquired. . . . . . . . . .       --    (1,457)       --
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11)       25         5
                                                                     --------  --------  --------
          Net cash flows used in investing activities . . . . . . .   (3,882)   (4,296)   (5,886)
                                                                     --------  --------  --------

Cash Flows From Financing Activities:
  Payments on shareholder loans . . . . . . . . . . . . . . . . . .     (684)   (2,182)     (335)
  Proceeds from shareholder loans . . . . . . . . . . . . . . . . .    1,452     1,017     1,500
  Payments on debt. . . . . . . . . . . . . . . . . . . . . . . . .   (4,512)   (6,690)   (4,905)
  Net borrowings under line-of-credit agreement . . . . . . . . . .    7,800     8,000     2,600
  Contributed capital . . . . . . . . . . . . . . . . . . . . . . .       --        --        65
  Purchase of treasury shares . . . . . . . . . . . . . . . . . . .       --        --    (1,426)
  Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,909)   (1,158)   (1,862)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,896)      541       298
                                                                     --------  --------  --------
          Net cash flows provided by (used in) financing activities      251      (472)   (4,065)
                                                                     --------  --------  --------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .     (259)      (53)     (126)
                                                                     --------  --------  --------

Increase (decrease)  In Cash and Cash Equivalents . . . . . . . . .  $   108   $   149   $  (561)
Cash and Cash Equivalents, beginning of year. . . . . . . . . . . .    2,828     2,679     3,240
                                                                     --------  --------  --------
Cash and Cash Equivalents, end of year. . . . . . . . . . . . . . .  $ 2,936   $ 2,828   $ 2,679
                                                                     ========  ========  ========


The accompanying notes to consolidated financial statements are an integral part of these statements

                               THE GSI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE  OF  OPERATIONS

          The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and Canada and selling and distribution operations in China, Great Britain, Mexico, South Africa, The Netherlands, and Poland.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation

          The accompanying financial statements reflect the consolidated results of The GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The subsidiaries and their auditors are as follows:




COMPANY NAME              LOCATION            AUDITOR
----------------------  -------------  ----------------------
GSI Group (Asia) . . .  Malaysia       Ernst & Young
GSI Group (Africa) . .  South Africa   PricewaterhouseCoopers
GSI Group (Europe) . .  Great Britain  Streets and Co.
GSI/Cumberland . . . .  Mexico         Deloitte & Touche
Agromarau Industria E
  Comercio Ltda. . . .  Brazil         Deloitte & Touche
GSI Group (Shanghai) .  China          PricewaterhouseCoopers



     Use  of  Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash  and  Cash  Equivalents

          The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

     Concentration  of  Credit  Risk

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximates fair market value. The Company primarily serves customers in the agricultural industry. This risk exposure is limited due to the large number of customers comprising the Company's customer base and its dispersion across many geographic areas. The Company grants unsecured credit to its customers. In doing so, the Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited.

     Fair  Value  of  Financial  Instruments

     The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company's lines of credit, notes and other payables, except for senior subordinated notes payable, approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

     Accounts  and  Notes  Receivable

     Accounts receivable is stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable is ordinarily due 30 days after the issuance of the invoice. Accounts that are unpaid after the due date bear interest at 1% per month. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

     Notes receivable are stated at their outstanding principal amount, net of allowance for uncollectible notes. The Company provides an allowance for uncollectible notes, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Outstanding notes accrue interest based on the terms of the respective note agreements. A note receivable is considered delinquent when the debtor has missed three or more payments. Delinquent notes are written off based on individual credit evaluation and specific circumstances of the borrower.

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


                                YEARS
                                -----
Building and Improvements. . .  10-25
Machinery and Equipment. . . .   3-10
Office Equipment and Furniture   3-10


          Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from accounts.

          Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

     Research  and  Development

          Costs associated with research and development are expensed as incurred. Such costs incurred were $2.7 million, $2.8 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Intangible  Assets

          Goodwill is recorded net of accumulated amortization and currency fluctuations. Should events or circumstances occur subsequent to the acquisition of a business which bring into question the realizable value or impairment of the related goodwill, the Company will evaluate the remaining useful life and balance of goodwill and make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefit to the Company of the particular business as measured by undiscounted current and expected future operating cash flows of that particular business. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value. Other intangible assets, which consist of patents and non-compete agreements, are recorded net of accumulated amortization and are being amortized on a straight-line basis over periods ranging from 3 to 17 years.

     Deferred  Financing  Costs

          Costs incurred in connection with obtaining financing are capitalized and amortized to the maturity period of the debt.

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

     Shipping  and  Handling  Fees

     As a result of adopting Emerging Issues Task Force ("EITF") EITF-00-10, "Accounting for Shipping and Handling Fees and Costs" in 2000, and the Company reclassified freight expense from sales to cost of goods sold. In 2000, the amounts reclassified were approximately $8.2 million for the year ending December 31, 2000. Freight expense for 2002 and 2001 was approximately $7.6 and $8.3 million, respectively, which is included in cost of goods sold.

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. Exchange losses resulting from translations for the years ended December 31, 2002, 2001 and 2000 have been recorded in the accompanying Consolidated Statements of Stockholders' Deficit.

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

     Self  Insurance

     The Company has elected to self-insure certain costs related to worker's compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has purchased insurance that limits its exposure for individual claims and that limits its aggregate exposure to aproximately $3.4 million.

     Thirteen  Week  Fiscal  Periods

          The Company uses thirteen-week fiscal quarter periods for operational and financial reporting purposes. The Company's year-end will continue to be December 31.

     Change  in  Accounting  Principle

     On January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The adoption of Statement No. 142 had the affect of increasing 2002 net income by $0.3 million.

3.     NEW  ACCOUNTING  PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides financial accounting and reporting standards for costs associated with exit or disposal activities. This section requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company has not yet determined the impact that the adoption of Statement No. 146 will have on the Company's financial condition and results of operation.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

4.     RESTRUCTURING  CHARGES

     During the third quarter of 2001, the Company incurred restructuring charges of approximately $1.0 million related to work force reductions. The charges associated with the reduction in work force are primarily severance costs for several employees, which have been included in operating expenses in the accompanying consolidated statements of operations. Approximately 77.2% of these costs have been paid as of December 31, 2002.

5.     TRADE  RECEIVABLES  ALLOWANCE

          The following summarizes trade receivables allowance activity for the years ended December 31, 2000, 2001 and 2002 (in thousands):


                                AMOUNT
                               --------
Balance, December 31, 2000. .    2,408
Increase to operating expense      169
Charge to allowance . . . . .     (660)
                               --------
Balance, December 31, 2001. .  $ 1,917
                               --------
Increase to operating expense      324
Charge to allowance . . . . .     (908)
                               --------
Balance, December 31, 2002. .  $ 1,333
                               ========

               The Company has a $5.0 million line of credit arrangement with LaSalle National Bank. Collateral for borrowings consist of certain insured foreign receivables that are not included in the Company's borrowing base. As of December 31, 2002, non-recourse borrowings were $0.7 million and are reflected as a reduction of the related trade receivables. There are no covenant requirements relating to this line of credit.

6.     BUSINESS  SEGMENT

     In  January  1998,  the  Company  adopted  SFAS  No. 131, "Disclosure About
Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 2002, 2001 and 2000 are as shown in the table below (in thousands):



                      DECEMBER 31,
                          2002         2001      2000
                      -------------  --------  --------
Grain product line .  $     123,599  $123,801  $145,250
Swine product line .         51,091    55,885    42,437
Poultry product line         55,946    50,235    56,274
                      -------------  --------  --------
     Sales . . . . .  $     230,636  $229,921  $243,961
                      =============  ========  ========


     For the years ended December 31, 2002, 2001 and 2000, sales in Brazil were $18.3 million, $17.0 million and $20.1 million, respectively. Net income in Brazil was $1.3 million, $1.2 million and $0.9 million in 2002, 2001 and 2000, respectively. Long-lived assets in Brazil were $2.1 million and $3.1 million at December 31, 2002 and 2001, respectively.

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

          During 2002, the Brazilian Real experienced a devaluation (2.3105 Brazilian Reals/U.S. Dollar at December 31, 2001 as compared to 3.5401 Brazilian Reals/ U.S. Dollar at December 31, 2002). Any further deterioration in Brazil's economy could have an adverse effect on the Company's results of operations and financial condition.

8.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                        AS OF DECEMBER 31,
                                       --------------------
                                               2002            2001
                                       --------------------  ---------
Accounts Receivable . . . . . . . . .        (IN THOUSANDS)
                                       --------------------
  Trade receivables . . . . . . . . .  $            24,607   $ 30,804
  Allowance for doubtful accounts . .               (1,333)    (1,917)
                                       --------------------  ---------
       Total. . . . . . . . . . . . .  $            23,274   $ 28,887
                                       ====================  =========

Inventories
  Raw materials . . . . . . . . . . .  $            16,834   $ 13,341
  Work-in-process . . . . . . . . . .               19,236     18,322
  Finished goods. . . . . . . . . . .               27,823     23,631
                                                    63,893     55,294
                                       ====================  =========

Property, Plant and Equipment
  Land. . . . . . . . . . . . . . . .  $               929   $    974
  Buildings and improvements. . . . .               23,948     24,764
  Machinery and equipment . . . . . .               48,962     50,624
  Office equipment and furniture. . .                8,706      7,744
  Construction-in-progress. . . . . .                  842         14
                                       --------------------  ---------
                                                    83,387     84,120
  Accumulated depreciation. . . . . .              (44,682)   (42,004)
  Property, plant and equipment, net.  $            38,705   $ 42,116
                                       ====================  =========
Intangible Assets
  Goodwill. . . . . . . . . . . . . .  $            13,492   $ 13,492
  Accumulated amortization. . . . . .               (3,754)    (2,914)
       Total. . . . . . . . . . . . .  $             9,738   $ 10,578
                                       ====================  =========

  Non-compete agreements. . . . . . .  $             8,227   $  8,227
  Accumulated amortization. . . . . .               (5,186)    (3,971)
    Total . . . . . . . . . . . . . .  $             3,041   $  4,256
                                       ====================  =========

  Patents and other intangible assets  $               383   $    383
  Accumulated amortization. . . . . .                 (186)      (156)
       Total. . . . . . . . . . . . .  $               197   $    227
                                       ====================  =========
Deferred Financing Costs
  Deferred financing costs. . . . . .  $             4,783   $  4,756
  Accumulated amortization. . . . . .               (2,729)    (2,224)
       Total. . . . . . . . . . . . .  $             2,054   $  2,532
                                       ====================  =========
Accrued Warranty
  Beginning reserve . . . . . . . . .  $             2,031   $  2,359
  Increase to expense . . . . . . . .                1,599      1,651
  Charge to reserve . . . . . . . . .               (2,290)    (1,981)
  Ending reserve. . . . . . . . . . .  $             1,340   $  2,031
                                       ====================  =========



Amortization of patents and non-compete agreements are as follows (in thousands):



2003  1,094
2004    649
2005    397
2006    364
2007    122




9.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $12.3 million, $13.0 million and $13.7 million in interest during the years ended December 31, 2002, 2001 and 2000, respectively. The Company paid income taxes of $34,836, $48,135 and $108,898 during the years ended December 31, 2002, 2001 and 2000, respectively.

10.     LONG-TERM  DEBT

     Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):


                                                                                       2002       2001
                                                                                     ---------  ---------
Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time the rate is subject to periodic adjustments based on U.S. Treasury
     Note rates, the rate at December 31, 2002 is 6.5%, due $14 monthly plus interest with unpaid principal balance due April, 2010, secured by certain
  real estate and improvements in Paris, Illinois . . . . . . . . . . . . . . . . .  $  1,161   $  1,376
Various non-compete, license and patent agreements payable, noninterest-bearing
  and payable in varying amounts through 2003 . . . . . . . . . . . . . . . . . . .        13         26
LaSalle Bank N. A. revolving line of credit . . . . . . . . . . . . . . . . . . . .    29,800     22,000
LaSalle Bank N. A. term note. . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,203     16,311
Shareholder Note, unsecured, payable on demand, under the same interest terms
  as the LaSalle Bank N.A. revolving line of credit . . . . . . . . . . . . . . . .       768         --
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discount of $806 and $971 as of December 31, 2002 and 2001, respectively; amortization of debt discount was $166 for the years ended
  December 31, 2002 and 2001; interest is payable  semi-annually in May and
                                                                                       99,094     98,929
  November
Various notes payable, bearing interest at rates ranging from 14.63% to 19.63%
  and payable in varying amounts through 2002 . . . . . . . . . . . . . . . . . . .        --         72
City of Assumption promissory note bearing interest at 5%; due $9 monthly through
  December, 2003, secured by a $150 letter of credit. . . . . . . . . . . . . . . .       100        204
                                                                                     ---------  ---------
           Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   143,139    138,918
Less -
  Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,404)    (2,707)
            Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . .  $139,735   $136,211
                                                                                     =========  =========


     Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):



2003 . . .     3,404
2004 . . .    39,813
2005 . . .       166
2006 . . .       167
2007 . . .    99,261
Thereafter       328
            --------
   Total .  $143,139
            ========


     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2002.

     In 2002, a shareholder of the Company extended a loan to the Company for $1.5 million which is payable on demand. This loan has the same interest terms as the LaSalle Bank N.A. revolving line of credit. The balance of the loan was $0.8 million as of December 31, 2002 and is included in current maturities of long-term debt.

     On July 25, 2001, LaSalle Bank National Association and the Company amended the Company's credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $43.1 million (limited based on a borrowing base which includes accounts receivable, inventory, principal reductions of the LaSalle Bank National Association term loan, letters of credit and certain guaranteed debt) and a $16.9 million term loan. The borrowings bear interest at a floating rate per annum equal to (at the Company's option) 1.75% to 3.25% over LIBOR or 0.25% to 0.75% over the bank's floating rate, both based on the senior debt to EBITDA ratio of the Company. The term loan is payable in quarterly principal installments of $0.6 million plus interest over three years and matures on July 25, 2004. The Credit Facility expires on July 25, 2004. As the principal amount outstanding on the term loan, letters of credit, and certain guaranteed debt is reduced, the availability on the revolving loan is increased maintaining a total commitment of $60.0 million under the Credit Facility. In addition, the Credit Facility provided for a $5.0 million borrowing base over-advance which expired on September 30, 2002 and bore an interest rate of LIBOR plus 3.5%. The Credit Facility requires the Company to maintain a certain senior debt to EBITDA ratio, fixed charge coverage ratio, tangible net worth and certain levels of EBITDA and capital expenditures. In addition, the Credit Facility requires that a percentage of Excess Cash, as defined, be used to pay down the term loan on an annual basis. The Company was in compliance with or in the process of receiving waivers for all covenants under the Credit Facility as of December 31, 2002. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries. The term loan and revolving line of credit bore interest at rates ranging from 4.2% to 5.0% for the fiscal year 2002. The Company had $29.8 million of revolving loans outstanding, $7.5 million of standby letters of credit and $5.0 million of guaranteed debt of FarmPro, Inc., which reduced the overall availability on the line to $10.5 million as of December 31, 2002.

     The  fair  value  of  the Senior Subordinated Notes was approximately $73.9 million (book value of $99.9 million) and $69.9 million (book value of $99.9 million) at December 31, 2002 and 2001, respectively, based on market price.

11.     EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2002, 2001 and 2000, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Employer contributions to this plan were $245,630, $203,873 and $171,346 during 2002, 2001 and 2000, respectively.

12.     INCOME  TAX  MATTERS

     The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 2002, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. David Manufacturing Company ("DMC") is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000 (in thousands):


                                                      2002     2001      2000

U.S. Federal statutory rate . . . . . . . . . . . .  $ 846   $   135   $ 1,574
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .   (878)      398    (1,466)
       Foreign local taxes. . . . . . . . . . . . .    380       295      (419)
  Tax differences resulting from acquisition of DMC   (284)   (1,274)     (279)
  Nondeductible goodwill amortization . . . . . . .     --        33        33
  Effective tax rate differences. . . . . . . . . .     91      (221)      (38)
  State and other income taxes. . . . . . . . . . .      4       (22)       27
                                                     $ 159   $  (656)  $  (568)
                                                     ======  ========  ========



     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):


                              Years Ended December 31,
                             --------------------------
                                        2002              2001    2000
                             --------------------------  ------  ------
Current
  Federal . . . . . . . . .  $                      --   $(113)  $  51
  State and local . . . . .                          3     (24)     28
  Foreign . . . . . . . . .                        380     454     182
                                                   383     317     261
                             --------------------------  ------  ------

Deferred
  Federal . . . . . . . . .                       (153)   (555)   (154)
  State and local . . . . .                        (71)   (259)    (75)
  Foreign . . . . . . . . .                         --    (159)   (600)
                                                  (224)   (973)   (829)
                             --------------------------  ------  ------

    Total expense (benefit)  $                     159   $(656)  $(568)
                             --------------------------  ------  ------


     The components of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):


                                     2002      2001
Deferred tax assets:
  Tax loss carryforwards - DMC. .  $    68   $    64
  Tax loss carryforwards - Brazil    1,890     1,890
  Tax loss carryforwards - Mexico      140       158
  Allowance for doubtful accounts       --        18
  Inventory reserves. . . . . . .       14        21
  Cash discount reserves. . . . .       --        15
  Estimated product liability . .       54        68
  Accrued health insurance. . . .       --        13
  Accrued vacations . . . . . . .       --         1
                                             --------
                                   $ 2,166   $ 2,248
                                   ========  ========
Deferred tax liabilities:
  Property and equipment. . . . .      742     1,031
  Inventory . . . . . . . . . . .      297       445
                                   --------
                                     1,039     1,476
                                   --------
Valuation Allowance - Brazil. . .   (1,535)   (1,368)
                                             --------

Net Deferred tax liability. . . .  $   408   $   596
                                   ========  ========


     DMC has tax loss carryforwards of approximately $304,455, which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $745,951 that do not expire. Mexico has tax loss carryforwards of approximately $398,586 that begin to expire in 2007.

     Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

     At December 31, 2002, if GSI's S corporation election were terminated, a deferred income tax liability of approximately $1.2 million would be recorded.

13.     COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred and totaled approximately $1.3 million for the year ended December 31, 2002. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $2.9 million in connection with these insurance programs.

     The Company has month to month leases for several buildings and paid rentals in 2002, 2001 and 2000 of $0.7 million, $0.8 million and $0.7 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2002, 2001 and 2000 was $1.8 million, $1.2 million and $1.4 million, respectively.

     Operating  lease  commitments  are  as  follows  (in  thousands):



2003.   1,573
2004.   1,116
2005.     765
2006.     595
2007.     285
       ------
Total  $4,334
       ======


     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of December 31, 2002. Certain lease agreements are collateralized by a letter of credit of $1.5 million, which was renewed for another year, expiring on October 15, 2003.

     The Company has two contracts with the Syrian government and one with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $2.8 million and $2.5 million as of December 31, 2002 and 2001, respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria.

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


                2002    2001    2000
               ------  ------  ------
United States  $146.1  $155.6  $155.7
Asia. . . . .    20.0    17.3    18.1
Canada. . . .    18.6    17.5    23.2
Latin America    29.9    28.3    31.8
Mideast . . .     5.8     3.3     3.7
Europe. . . .     7.4     5.6     6.4
All other . .     2.8     2.3     5.1
               $230.6  $229.9  $244.0
               ======  ======  ======



15.     RELATED-PARTY  TRANSACTIONS

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $196,691, $243,849 and $221,235 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $10,987, $65,203 and $27,393 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $2,538, $129,245 and $7,677 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $5.0 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price, which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. The amount of the guaranteed borrowings at December 31, 2002 and 2001 were $4.7 million and $5.0 million, respectively. Sales to FarmPRO were $5.0 million, $2.9 million and $2.5 million in 2002, 2001 and 2000 respectively.

     The Company makes sales and rent payments in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $128,838, $178,432 and $197,223 for 2002, 2001 and 2000, respectively, and rent payments and expenses that amounted to $70,055 in 2002. No rent payments were made in 2001 or 2000.

     The Company conducts transactions in the ordinary course of business with the Segatt family, some of whom are current employees of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $538,388, $195,000 and $90,000 for 2002, 2001 and 2000, respectively, and sales of poultry equipment that amounted to $63,225, $9,000 and $38,000 for 2002, 2001 and 2000, respectively

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $243,946, $149,070 and $7,289 from 2002, 2001 and 2000, respectively, and sales of poultry equipment that amounted to $37,877, $19,263 and $19,700 from 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $26,056, $22,464 and $57,519 for 2002, 2001 and 2000,
respectively.


16.     UNAUDITED  QUARTERLY  INFORMATION


                                            FIRST     SECOND    THIRD    FOURTH

                                           QUARTER    QUARTER  QUARTER   QUARTER
                                         ----------  --------  --------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002:
  Sales . . . . . . . . . . . . . . . .  $ 52,928   $ 65,901  $ 70,119  $ 41,688
  Gross profit. . . . . . . . . . . . .    11,678     14,858    17,265     9,999
  Net income (loss) . . . . . . . . . .      (935)     1,605     4,225    (2,565)
  Basic and diluted earnings per share.     (0.53)      0.90      2.38     (1.45)
                                         =========  ========  ========  =========

2001:
  Sales . . . . . . . . . . . . . . . .  $ 44,969   $ 65,498  $ 71,834  $ 47,620
  Gross profit. . . . . . . . . . . . .    11,254     15,154    18,984    10,275
  Net income (loss) . . . . . . . . . .    (2,370)     1,133     4,617    (2,326)
  Basic and diluted earnings per share.     (1.34)      0.64      2.60     (1.31)
                                         =========  ========  ========  =========

2000:
  Sales . . . . . . . . . . . . . . . .  $ 49,016   $ 66,057  $ 83,391  $ 45,497
  Gross profit. . . . . . . . . . . . .    10,350     15,098    24,007     9,802
  Net income (loss) . . . . . . . . . .    (2,150)     1,914     9,042    (3,609)
  Basic and diluted earnings per share.     (1.08)      0.96      5.09     (2.03)
                                         =========  ========  ========  =========


     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2001 and 2000; thus it was not restated.

17.     GUARANTOR  SUBSIDIARIES

The Company's payment obligation under the Notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group Africa (Pty) Ltd., GSI Group (Asia) Sdn. Bhd. and Agromarau Industria E Comercio Ltda., The GSI Group, Shanghai Ltd., and the GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the LaSalle National Bank credit facility.

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

17.          GUARANTOR  SUBSIDIARIES  (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               DECEMBER 31, 2002
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $    205   $       2,731   $          --   $       2,936
     Accounts receivable, net. . . . . . . . . . . .    21,578           7,635          (5,939)         23,274
     Inventories, net. . . . . . . . . . . . . . . .    48,548          15,345              --          63,893
     Other current assets. . . . . . . . . . . . . .     5,620           1,746              --           7,366
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    75,951          27,457          (5,939)         97,469

Property, plant and equipment, net . . . . . . . . .    32,178           6,527              --          38,705
Goodwill and other intangible assets, net. . . . . .     2,912          10,063              --          12,975
Investment in and advances to/from subsidiaries. . .    45,883          (5,873)        (40,010)             --
Other long-term assets . . . . . . . . . . . . . . .     2,852               6              --           2,858
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $159,776   $      38,180   $     (45,949)  $     152,007
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  3,404   $          --   $          --   $       3,404
     Accounts payable. . . . . . . . . . . . . . . .     8,502           8,501          (5,939)         11,064
     Accrued liabilities . . . . . . . . . . . . . .    13,260           2,370              --          15,630
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    25,166          10,871          (5,939)         30,098

Long-term debt . . . . . . . . . . . . . . . . . . .   138,574          10,585          (9,424)        139,735
Other long-term liabilities. . . . . . . . . . . . .        --             474              --             474
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   163,740          21,930         (15,363)        170,307

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,022         (23,022)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             385            (385)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (14,336)             --         (14,336)
     Retained earnings . . . . . . . . . . . . . . .    19,971           7,179          (7,179)         19,971
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (3,964)         16,250         (30,586)        (18,300)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $159,776   $      38,180   $     (45,949)  $     152,007
                                                      =========  ==============  ==============  ==============



                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               DECEMBER 31, 2001
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $  1,482   $       1,346   $          --   $       2,828
     Accounts receivable, net. . . . . . . . . . . .    23,320          10,762          (5,195)         28,887
     Inventories, net. . . . . . . . . . . . . . . .    43,805          13,939          (2,450)         55,294
     Other current assets. . . . . . . . . . . . . .     5,454           1,607              --           7,061
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    74,061          27,654          (7,645)         94,070

Property, plant and equipment, net . . . . . . . . .    33,071           9,045              --          42,116
Goodwill and other intangible assets, net. . . . . .     2,929          12,132              --          15,061
Investment in and advances to/from subsidiaries. . .    42,532          (6,513)        (36,019)             --
Other long-term assets . . . . . . . . . . . . . . .     3,481              13              --           3,494
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $156,074   $      42,331   $     (43,664)  $     154,741
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $  2,635   $          72   $          --   $       2,707
     Accounts payable. . . . . . . . . . . . . . . .    11,609           7,750          (7,112)         12,247
     Accrued liabilities . . . . . . . . . . . . . .    15,059           2,536              --          17,595
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    29,303          10,358          (7,112)         32,549

Long-term debt . . . . . . . . . . . . . . . . . . .   131,865           9,201          (4,855)        136,211
Other long-term liabilities. . . . . . . . . . . . .      (225)            807              --             582
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   160,943          20,366         (11,967)        169,342

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          23,539         (23,539)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             305            (305)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (10,216)             --         (10,216)
     Retained earnings . . . . . . . . . . . . . . .    19,066           8,337          (7,853)         19,550
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .    (4,869)         21,965         (31,697)        (14,601)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $156,074   $      42,331   $     (43,664)  $     154,741
                                                      =========  ==============  ==============  ==============


                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31, 2002
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $208,050   $      50,040   $     (27,454)  $     230,636
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   164,747          39,779         (27,690)        176,836
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    43,303          10,261             236          53,800

Selling, general and administrative expenses. . . . . . . . . . . .    28,541           9,472              --          38,013
                                                                     ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . . . . . .    14,762             789             236          15,787

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .   (12,346)           (665)             --         (13,011)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .       270            (557)             --            (287)
                                                                     ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . . . . . . . . . . . . .     2,686            (433)            236           2,489
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .        44             115              --             159
                                                                     ---------  --------------  --------------  --------------
Income (loss) before equity in income of consolidated subsidiaries.     2,642            (548)            236           2,330
Equity (deficit) in income of consolidated subsidiaries . . . . . .      (548)             --             548              --
                                                                     ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,094   $        (548)  $         784   $       2,330
                                                                     =========  ==============  ==============  ==============



                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31, 2001
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $190,509   $      58,515   $     (19,103)  $     229,921
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   147,983          42,194         (15,923)        174,254
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    42,526          16,321          (3,180)         55,667

Selling, general and administrative expenses. . . . . . . . . . . .    26,227          14,887              --          41,114
                                                                     ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . . . . . .    16,299           1,434          (3,180)         14,553

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .   (13,755)           (642)             --         (14,397)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .      (218)            460              --             242
                                                                     ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . . . . . . . . . . . . .     2,326           1,252          (3,180)            398
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .        68            (724)             --            (656)
                                                                     ---------  --------------  --------------  --------------
Income (loss) before equity in income of consolidated subsidiaries.     2,258           1,976          (3,180)          1,054
Equity (deficit) in income of consolidated subsidiaries . . . . . .     1,976              --          (1,976)             --
                                                                     ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,234   $       1,976   $      (5,156)  $       1,054
                                                                     =========  ==============  ==============  ==============




                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31, 2000
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $195,718   $      63,090   $     (14,847)  $     243,961
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   151,691          48,810         (15,879)        184,622
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    44,027          14,280           1,032          59,339

Selling, general and administrative expenses. . . . . . . . . . . .    26,116          13,954              --          40,070
                                                                     ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . . . . . .    17,911             326           1,032          19,269

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .   (14,626)           (371)             --         (14,997)
Other income (expense). . . . . . . . . . . . . . . . . . . . . . .       135             304              --             439
                                                                     ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . . . . . . . . . . . . .     3,420             259           1,032           4,711
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .         3            (571)             --            (568)
                                                                     ---------  --------------  --------------  --------------
Income (loss) before equity in income of consolidated subsidiaries.     3,417             830           1,032           5,279
Equity (deficit) in income of consolidated subsidiaries . . . . . .       830              --            (830)             --
                                                                     ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,247   $         830   $         202   $       5,279
                                                                     =========  ==============  ==============  ==============



                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                YEAR ENDED DECEMBER 31, 2002
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by operating activities . . . . . . . . . . .  $  1,774   $       2,224   $          --  $       3,998
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (4,058)         (1,112)             --         (5,170)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (765)          2,053              --          1,288
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by (used in) investing activities. . . . .    (4,823)            941              --         (3,882)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .     2,744           1,312              --          4,056
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (972)         (2,833)             --         (3,805)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by (used in) financing activities. . . . .     1,772          (1,521)             --            251
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (259)             --           (259)

Change in cash and cash equivalents . . . . . . . . . . . . . . .    (1,277)          1,385              --            108

Cash and cash equivalents, beginning of period. . . . . . . . . .     1,482           1,346              --          2,828
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    205   $       2,731              --  $       2,936
                                                                   =========  ==============  =============  ==============




                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                YEAR ENDED DECEMBER 31, 2001
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities . . . . . .  $  2,285   $       2,685   $          --  $       4,970
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (3,918)           (469)             --         (4,387)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,751)          2,842              --             91
                                                                   ---------  --------------  -------------  --------------

     Net cash used in investing activities. . . . . . . . . . . .    (6,669)          2,373              --         (4,296)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .     4,720          (4,575)             --            145
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,126          (1,743)             --           (617)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by financing activities. . . . . . . . . .     5,846          (6,318)             --           (472)
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --             (53)             --            (53)

Change in cash and cash equivalents . . . . . . . . . . . . . . .     1,462          (1,313)             --            149

Cash and cash equivalents, beginning of period. . . . . . . . . .        20           2,659              --          2,679
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  1,482   $       1,346              --  $       2,828
                                                                   =========  ==============  =============  ==============

17.          GUARANTOR  SUBSIDIARIES  (CONTINUED)

                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                YEAR ENDED DECEMBER 31, 2000
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities . . . . . .  $  4,611   $       4,905   $          --  $       9,516
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (5,747)           (504)             --         (6,251)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       283              82              --            365
                                                                   ---------  --------------  -------------  --------------

     Net cash used in investing activities. . . . . . . . . . . .    (5,464)           (422)             --         (5,886)
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .     2,195          (3,335)             --         (1,140)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,537)         (1,388)             --         (2,925)
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by financing activities. . . . . . . . . .       658          (4,723)             --         (4,065)
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --            (126)             --           (126)

Change in cash and cash equivalents . . . . . . . . . . . . . . .      (195)           (366)             --           (561)

Cash and cash equivalents, beginning of period. . . . . . . . . .     1,058           2,182              --          3,240
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    863   $       1,816              --  $       2,679
                                                                   =========  ==============  =============  ==============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not  applicable.




                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:



NAME                 AGE                           OFFICE
-------------------  ---  --------------------------------------------------------

Craig Sloan . . . .   52  Chief Executive Officer and Director
Russell C. Mello. .   41  Chief Financial Officer, Treasurer and Secretary
Dave Andricks . . .   54  President of GSI Division
Allen A. Deutsch. .   52  President of AP/Cumberland Division
Timothy K. Tribbett   33  President of International Operations
David L. Vettel . .   44  President of GSI International Division
Kevin Sloan . . . .   44  Senior Vice-President-Director of Manufacturing Division
Cathy Sloan . . . .   52  Director



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

     DAVE ANDRICKS joined the Company in July 1978. Mr. Andricks has been the President of the GSI Division since May 2002. From 1996 to 2002, he served as Vice President of Business Development. From 1992 to 1996, he served as President of a former subsidiary of the Company. From 1982 to 1992, he served as Vice President of Sales and Marketing.

     ALLEN A. DEUTSCH joined the Company in January 1993. Mr. Deutsch has been President of the AP/Cumberland Division since September 2001. From June 1996 to September 2001, he served as President of the AP Division. From April 1995 to June 1996, he served as Vice President of the AP Division. From January 1993 to April 1995, he served as National Sales Manager of the AP Division. From August 1983 to January 1993, he served as Sales Manager of AAA Associates, Incorporated, a manufacturer and marketer of livestock ventilation systems, which business was acquired by the Company in January 1993.

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

     KEVIN SLOAN joined the Company in March 1977. Mr. Sloan has been Senior Vice-President - Director of Manufacturing since January 1996. From December 1993 to January 1996, he served as Vice President of the Heritage Vinyl Division. From February 1987 to December 1993, he served as General Manager of the Heritage Vinyl Division. Prior thereto, Mr. Sloan has held various manufacturing positions.

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



ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2002 of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executives").

                                      SUMMARY COMPENSATION TABLE


                                                                              ALL OTHER
NAME & PRINCIPAL POSITION                    YEAR     ANNUAL COMPENSATION   COMPENSATION(1)
-----------------------------------------  ---------  -------------------- ----------------
                                                         SALARY     BONUS
Craig Sloan . . . . . . . . . . . . . . .       2002  $ 407,515  $     --  $11,288
  Chief Executive Officer and Director. .       2001  $ 407,515  $     --  $11,702
                                                2000  $ 407,515  $     --  $ 6,680

Dave Andricks . . . . . . . . . . . . . .       2002  $ 130,000  $ 10,776  $    --
  President of GSI Division


Allen A. Deutsch. . . . . . . . . . . . .       2002  $ 130,000  $ 21,673  $    --
  President of AP/Cumberland Division . .       2001  $ 130,000  $ 26,000  $    --
                                                2000  $ 130,000  $ 10,532  $    --

David L. Vettel . . . . . . . . . . . . .       2002  $ 130,000  $ 12,699  $    --
  President of GSI International Division       2001  $ 120,000  $ 19,000  $    --
                                                2000  $ 120,000  $ 14,387  $    --

Kevin Sloan . . . . . . . . . . . . . . .       2002  $ 130,000  $     --  $    --
  Senior Vice-President of Manufacturing.       2001  $ 120,000  $ 30,000  $    --
                                                2000  $ 120,000  $ 25,000  $    --

(1) Consists of group insurance and other miscellaneous benefits.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Company did not have a Compensation Committee during 2002. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2002. See "Certain Relationships and Related Transactions." During 2002, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2002.

DIRECTOR  COMPENSATION

     There is no compensation for being a member of the Board of Directors or for attending Board of Director meetings.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 7, 2003 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.


                                                  NON-VOTING
                                              VOTING COMMON STOCK  COMMON STOCK(2)
                                              -------------------  ---------------
                                              NUMBER OF            PERCENTAGE OF    NUMBER OF  PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER . . . .  SHARES               VOTING           SHARES     NON-VOTING
--------------------------------------------  -------------------  ---------------  ---------  --------------
Craig Sloan (1)                                         1,575,000          100.00%    107,644          53.80%
Russell C. Mello (1)                                           --              --      11,830           5.92%
Dave Andricks (1)                                              --              --       6,516           3.26%
Allen A. Deutsch (1)                                           --              --      10,000           5.00%
David L. Vettel (1)                                            --              --      13,199           6.60%
Kevin Sloan (1)                                                --              --           0           0.00%
Directors and executive officers as a group
  (5 persons in group)                                  1,575,000          100.00%    149,189          74.59%


(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.

     The Company has no compensation plans under which its equity securities are authorized for issuance.

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

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $196,691, $243,849 and $221,235 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $10,987, $65,203 and $27,393 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $2,538, $129,245 and $7,677 for 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a line of credit agreement limited to amounts borrowed up to $5.0 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price, which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. The amount of the guaranteed borrowings at December 31, 2002 and 2001 were $4.7 million and $5.0 million, respectively. Sales to FarmPRO were $5.0 million, $2.9 million and $2.5 million in 2002, 2001 and 2000, respectively.

     The Company makes sales and rent payments in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $128,838, $178,432 and $197,223 for 2001, 2000 and 1999, respectively and rent payments and expenses that amounted to $70,055 in 2002. No rent payments were made in 2001 or 2000.

     The Company conducts transactions in the ordinary course of business with the Segatt family, some of who are current employees of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $538,388, $195,000 and $90,000 for 2002, 2001 and 2000, respectively and sales of poultry equipment that amounted to $63,225, $9,000 and $38,000 for 2002, 2001 and 2000, respectively.

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $243,946, $149,070 and $7,289 from 2002, 2001 and 2000, respectively and sales of poultry equipment that amounted to $37,877, $19,263 and $19,700 from 2002, 2001 and 2000, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $26,056, $22,464 and $57,519 for 2002, 2001 and 2000,
respectively.

     The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, Resintech, FarmPRO, Covell Bros., the Segatt family, Reliance and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.


ITEM  14.   CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 90 days of the filing date of this annual report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

     Since the date of such evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

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

(b)     REPORTS  ON  FORM  8-K:

     The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON MARCH 7, 2003.

                                   The  GSI  Group,  Inc.

                                   By:              /s/   Craig  Sloan
                                           ---------------------------
                                                       Craig  Sloan
                                        Director  and  Chief  Executive  Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 7, 2003.



SIGNATURE                                       TITLE
----------------------  ------------------------------------------------------
/s/   Craig Sloan. . .  Director and Chief Executive Officer (Principal
----------------------
Craig Sloan. . . . . .  Executive Officer)

/s/   Cathy Sloan. . .  Director
----------------------
Cathy Sloan

/s/  Russell  C. Mello  Chief Financial Officer, Secretary and
----------------------
Russell  C. Mello. . .  Treasurer (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS


I,  Craig  Sloan,  certify  that:

1.  I  have  reviewed  this  annual  report on Form 10-K of The GSI Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  7,  2003

                                        /s/  Craig  Sloan
                                        -----------------
                                         Chief  Executive  Officer

I,  Russell  C.  Mello,  certify  that:

1.  I  have  reviewed  this  annual  report on Form 10-K of The GSI Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  7,  2003

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------

  2.2**    Agreement for Non-Competition, dated June 30, 1998, by and among the stockholders of Avemarau
         Equipamentos Agricolas Ltda. And The GSI Group, Inc.
   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997
   3.2*    By-Laws of The GSI Group, Inc, as amended.
   4.1*    Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.
   4.2*    First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.
   4.3*    Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.
   4.5*    Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.
   10.1    Amendment to Addendum dated September 30, 1999 by and between The GSI Group and Fleet Capital
         Corporation relating to a certain Master Lease Agreement for machinery and equipment.
   10.2    Letter of Credit Amendment to the Master Lease Agreement by and between The GSI Group, Inc. and
         Fleet Capital Corporation.
  10.3*    Agreement, dated April 9, 1997, between GSI/Cumberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd.
         relating to property located in Penang, Malaysia.
 10.4++    Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting, dated as of March 3,
         2001, by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, and Howard Buffett and the
         nonvoting shareholders of The GSI Group, Inc.
 10.5++    Fifth Amended and Restated Loan and Security Agreement, dated July 25, 2001, between The GSI
         Group, Inc., as borrower, and LaSalle National Bank, as lender.
 10.6++    Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello.
10.7+++    Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Howard Buffett.
10.8+++    Separation Agreement, dated August 30, 2001, by and among The GSI Group, Inc. and Jorge Andrade.
   12.1    Computation of Ratio of Earnings to Fixed Charges.
   21.1    List of Subsidiaries of The GSI Group, Inc.
   99.1    Certification of Chief Executive Officer and Chief Financial Officer.

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

The Company did not send an annual report or proxy statement to security holders covering 2002.


                                                                                                      Exhibit 12.1








THE GSI GROUP, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(Dollars in Thousands)
                                                    Year ended December 31,
                                                    -------------------------

                                                                        1998      1999      2000     2001     2002
                                                    -------------------------  --------  -------  -------  -------
Income (Loss) from continuing
 Operations before tax                              $                 (1,183)  $(3,677)  $ 4,711  $   398  $ 2,489
                                                    =========================  ========  =======  =======  =======
Add Fixed Charges:
Interest expense on borrowings and
 amortization of deferred
 financing costs                                                      12,946    14,768    14,996   14,397   13,011
Interest portion of rent expense                                         955       750       707      656      386
                                                                      13,901    15,518    15,703   15,053   13,397
                                                    =========================  ========  =======  =======  =======

Adjusted Earnings                                                     12,718    11,841    20,414   15,451   15,886
                                                    =========================  ========  =======  =======  =======

Ratio of Earnings to Fixed
 Charges                                                               0.91x     0.76x     1.30x    1.03x    1.19x


                                                                    Exhibit 21.1


                               THE GSI GROUP, INC.
                              LIST OF SUBSIDIARIES
                              --------------------




COMPANY NAME                    LOCATION      TYPE OF ENTITY
----------------------------  -------------  -----------------
GSI Group (Asia) . . . . . .  Malaysia       SDN, BHD
GSI Group (Africa) . . . . .  South Africa   SA Prop Limited
GSI Group (Europe) . . . . .  Great Britain  Limited Liab. Co.
GSI/Cumberland . . . . . . .  Mexico         Limited Liab. Co.
The GSI Group (Canada) Inc..  Canada         Corporation
David Manufacturing Company.  USA - Iowa     C-Corporation
Agromarau Industria E
  Comercio Ltda. . . . . . .  Brazil         Limited Liab. Co.
GSI Group (Shanghai) . . . .  China          Limited Liab. Co.
GSI Group (Poland) . . . . .  Poland         Limited Liab. Co.