Form 10-Q
period 2003-03-28
GSI GROUP INC
filed 2003-05-07
CIK 1050925

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 28, 2003

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of May 2, 2003.

===============================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
   Item  1.    Financial  Statements
                 Balance Sheets                                               3
                 Statements of Operations                                     4
                 Statements of Cash Flows                                     5
                 Notes to Financial Statements                                6
   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations                                       15
   Item 3.     Quantitative  and Qualitative Disclosure About Market Risk    18
   Item 4.     Controls and Procedures                                       18

PART  II  -  OTHER  INFORMATION
   Item 1.     Legal Proceedings                                             19
   Item 2.     Changes in Securities and Use of Proceeds                      *
   Item 3.     Defaults Upon Senior Securities                                *
   Item 4.     Submission of Matters to a Vote of Security Holders            *
   Item 5.     Other Information                                              *
   Item 6.     Exhibits and Reports on Form 8-K                              19




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          (UNAUDITED)
                                                                            MARCH 28,    DECEMBER 31,
ASSETS                                                                        2003           2002
-------------------------------------------------------------------------  -----------  --------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    1,478   $       2,936
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      25,899          23,274
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      68,984          63,893
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,813           2,039
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,666           5,327
                                                                           -----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     102,840          97,469
                                                                           -----------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .      38,338          38,705
                                                                           -----------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .      12,764          12,975
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,484           2,858
                                                                           -----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .      15,248          15,833
                                                                           -----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  156,426   $     152,007
                                                                           ===========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   15,925   $      11,063
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,244           1,937
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       5,982           6,535
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,412           7,159
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .       3,247           3,404
                                                                           -----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      37,810          30,098
                                                                           -----------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .     138,621         139,735
                                                                           -----------  --------------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         337             474
                                                                           -----------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares). . . . . . . .          16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .           2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,668)        (14,336)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,261          19,971
  Treasury stock, at cost, voting (5,058,652 shares). . . . . . . . . . .     (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .          (9)             (9)
                                                                           -----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (20,342)        (18,300)
                                                                           -----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $  156,426   $     152,007
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


                      THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                             THREE FISCAL MONTHS ENDED
                                             -------------------------
                                               MARCH 28,    MARCH 29,
                                                 2003         2002
                                              -----------  -----------
Sales                                         $   44,310   $   52,928

Cost of sales                                     35,130       41,250
                                              -----------  -----------

    Gross profit . . . . . . . . . . . . . .       9,180       11,678

Selling, general and administrative expenses       8,595        8,812
Amortization expense . . . . . . . . . . . .         311          312
                                              -----------  -----------
  Total operating expenses . . . . . . . . .       8,906        9,124
                                              -----------  -----------

Operating income . . . . . . . . . . . . . .         274        2,554

Other income (expense):
  Interest expense . . . . . . . . . . . . .      (3,014)      (3,154)
  Other, net . . . . . . . . . . . . . . . .         167         (326)
                                              -----------  -----------

    Loss before income tax expense . . . . .      (2,573)        (926)
                                              -----------  -----------

Income tax expense . . . . . . . . . . . . .         137            9
                                              -----------  -----------

    Net loss . . . . . . . . . . . . . . . .  $   (2,710)  $     (935)
                                              -----------  -----------


Basic and diluted loss per share . . . . . .  $    (1.53)  $    (0.53)
                                              -----------  -----------

Weighted average common shares outstanding .   1,775,000    1,775,000
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


                                     THE GSI GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                              THREE FISCAL MONTHS ENDED
                                                                             ---------------------------
                                                                                      MARCH 28,    MARCH 29,
                                                                                        2003         2002
                                                                                  ------------  -----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . . . . . . .                       1,664        1,898
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (1,650)      (1,816)
                                                                                  --------------  -----------
          Net cash flows provided by operating activities . . . . .                          14           82
                                                                                  --------------  -----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .                        (885)      (1,155)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .                          31        1,231
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         256         (106)
                                                                                  --------------  -----------
          Net cash flows used in investing activities . . . . . . .                        (598)         (30)
                                                                                  --------------  -----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . . . . . . .                          69          417
    Payments on shareholder loan. . . . . . . . . . . . . . . . . .                        (199)         (30)
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .                        (658)      (1,781)
  Net borrowings under line of credit agreement . . . . . . . . . .                        (525)       2,400
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                          --         (948)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         393          (49)
                                                                                  --------------  -----------
          Net cash flows provided by (used in) financing activities                        (920)           9
                                                                                  --------------  -----------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .                          46            6

Increase (Decrease) In Cash and Cash Equivalents. . . . . . . . . .              $       (1,458)  $       67
Cash and Cash Equivalents, beginning of period. . . . . . . . . . .                       2,936        2,828
                                                                                  --------------  -----------
Cash and Cash Equivalents, end of period. . . . . . . . . . . . . .              $        1,478   $    2,895
                                                                                  ==============  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2002 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 28, 2003 and the results of operations for the three months ended March 28, 2003 and cash flows for the three months ended March 28, 2003. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the three-month period ended March 28, 2003 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  LOSS

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                             March 28,    March 29,
                                               2003         2002
                                            -----------  -----------
Net loss . . . . . . . . . . . . . . . . .  $   (2,710)  $     (935)
Cumulative currency translation adjustment         668          (45)
  Comprehensive loss . . . . . . . . . . .  $   (2,042)  $     (980)
                                            ===========  ===========



3.     NEW  ACCOUNTING  PRONOUNCEMENTS

     During 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides financial accounting and reporting standards for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. The Company has determined that the adoption of Statement No. 146 will have no impact on the Company's financial condition and results of operation.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company had determined FASB Interpretation No. 45 has no impact on the Company's financial condition and results of operation at this time. If the Company's guarantee with FarmPro falls under FASB Interpretation No. 45, the Company would be required to record a liability for the fair market value of the guarantee.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined FASB Interpretation No. 46 will have no impact on the Company's financial condition and results of operation.

4.     DETAIL  OF  CERTAIN  ASSETS


                    MARCH 28,   DECEMBER 31,
                       2003         2002
                    ----------  -------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $   17,556  $      16,834
  Work-in-process.      20,385         19,236
  Finished goods .      31,043         27,823
                    ----------  -------------
       Total . . .  $   68,984  $      63,893
                    ==========  =============



5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.5 million and $0.4 million in interest during the quarters ended March 28, 2003 and March 29, 2002, respectively. The Company paid no income taxes during the first quarters of 2003 and 2002.


6.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of March 28, 2003.

          On April 30, 2003, LaSalle Bank National Association and the Company amended the existing credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $47.0 million (limited based on a borrowing base which includes accounts receivable and inventory), as well as changes in certain covenants. The Credit Facility requires the Company to maintain quarterly EBITDA and fixed charge coverage ratio covenants, as well as an annual senior debt to EBITDA ratio, fixed charge coverage ratio, tangible net worth and certain levels of EBITDA and capital expenditures. The Company was in compliance with or obtained waivers for all covenants under the Credit Facility as of March 28, 2003. In addition, the Credit Facility provides for a $5.0 million borrowing base over-advance from May 1, 2003 through and including September 30, 2003. The Credit Facility expires on July 25, 2004.


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

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of March 28, 2003. Certain lease agreements are collateralized by a letter of credit of $1.5 million that expires on October 15, 2003.

     During April of 2003, the Company declared and paid a $0.54 dividend on all issued and outstanding shares of common stock.

8.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first quarters of 2003 and 2002 are as shown in the table below (in thousands).


                      MARCH 28,   MARCH 29,
                         2003        2002
                      ----------  ----------
Grain product line .  $   24,543  $   28,624
Swine product line .       8,602      11,848
Poultry product line      11,165      12,456
                      ----------  ----------
     Sales . . . . .  $   44,310  $   52,928
                      ==========  ==========


     For the first quarters of 2003 and 2002, sales in Brazil were $3.6 million and $5.7 million, respectively. Long-lived assets in Brazil were $2.2 million at March 28, 2003.


9.     GUARANTOR  SUBSIDIARIES

     The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David
Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group (Africa) (Pty) Ltd., GSI Group (Asia) Sdn. Bhd., Agromarau Industria e Comercio Ltda., The GSI Group (Shanghai) Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 MARCH 28, 2003
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $    144   $       1,334   $          --   $       1,478
   Accounts receivable, net. . . . . . . . . . . . .    23,511           7,765          (5,377)         25,899
   Inventories, net. . . . . . . . . . . . . . . . .    51,729          17,255              --          68,984
   Other current assets. . . . . . . . . . . . . . .     5,032           1,447              --           6,479
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    80,416          27,801          (5,377)        102,840

Property, plant and equipment, net . . . . . . . . .    30,888           7,450              --          38,338
Goodwill and other intangible assets, net. . . . . .     2,908           9,856              --          12,764
Investment in and advances to/from subsidiaries. . .    46,090          (6,016)        (40,074)             --
Other long-term assets . . . . . . . . . . . . . . .     2,477               7              --           2,484
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $162,779   $      39,098   $     (45,451)  $     156,426
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $  3,247   $          --   $          --   $       3,247
   Accounts payable. . . . . . . . . . . . . . . . .    12,934           8,368          (5,377)         15,925
   Accrued liabilities . . . . . . . . . . . . . . .    17,783             855              --          18,638
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    33,964           9,223          (5,377)         37,810

Long-term debt . . . . . . . . . . . . . . . . . . .   135,489          12,521          (9,389)        138,621
Other long-term liabilities. . . . . . . . . . . . .        --             337              --             337
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   169,453          22,081         (14,766)        176,768

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          23,022         (23,022)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             385            (385)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (13,668)             --         (13,668)
   Retained earnings (deficit) . . . . . . . . . . .    17,261           7,278          (7,278)         17,261
   Treasury stock, at cost . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .    (6,674)         17,017         (30,685)        (20,342)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $162,779   $      39,098   $     (45,451)  $     156,426
                                                      =========  ==============  ==============  ==============



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

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
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
                                                      =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED MARCH 28, 2003
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 39,174   $       9,207   $      (4,071)  $      44,310
Cost of sales. . . . . . . . . . . . . . . . .    32,335           6,818          (4,023)         35,130
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .     6,839           2,389             (48)          9,180

Selling, general and administrative expenses .     5,936           2,970              --           8,906
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .       903            (581)            (48)            274

Interest expense . . . . . . . . . . . . . . .    (3,005)             (9)             --          (3,014)
Other expense. . . . . . . . . . . . . . . . .      (162)            329              --             167
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .    (2,264)           (261)            (48)         (2,573)
Provision for income taxes . . . . . . . . . .         -             137              --             137
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .    (2,264)           (398)            (48)         (2,710)
Equity in income of consolidated subsidiaries.      (398)             --             398              --
                                                ---------  --------------  --------------  --------------

Net (loss) income. . . . . . . . . . . . . . .  $ (2,662)  $        (398)  $         350   $      (2,710)
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
                                                =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       THREE FISCAL MONTHS ENDED MARCH 28, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows (used in) provided by operating activities. . . .  $  3,725   $      (3,711)  $          --  $          14
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets       169          (1,054)             --           (885)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (730)          1,017              --            287
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .      (561)            (37)             --           (598)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings (payments) on debt. . . . . . . . . . . . . .    (3,249)          1,936              --         (1,313)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        24             369              --            393
                                                              ---------  --------------  -------------  --------------

Net cash (used in) provided by financing activities. . . . .    (3,225)          2,305              --           (920)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --              46              --             46

Change in cash and cash equivalents. . . . . . . . . . . . .       (61)         (1,397)             --         (1,458)

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    144   $       1,334              --  $       1,478
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       THREE FISCAL MONTHS ENDED MARCH 29, 2002
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows (used in) provided by operating activities. . . .  $   (515)  $         597   $          --  $          82
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets      (838)           (317)             --         (1,155)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,883            (758)             --          1,125
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     1,045          (1,075)             --            (30)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings (payments) on debt. . . . . . . . . . . . . .      (556)          1,562              --          1,006
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,330)            333              --           (997)
                                                              ---------  --------------  -------------  --------------

Net cash (used in) provided by financing activities. . . . .    (1,886)          1,895              --              9
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --               6              --              6

Change in cash and cash equivalents. . . . . . . . . . . . .    (1,356)          1,423              --             67

Cash and cash equivalents, beginning of period . . . . . . .     1,482           1,346              --          2,828
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    126   $       2,769              --  $       2,895
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

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for the Company's Brazilian operations), the production costs, profit margins and competitive position of the Company are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 2003 and 2002, the Company's international sales accounted for 26% and 29% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

RESULTS  OF  OPERATIONS

Three  Months Ended March 28, 2003 Compared to Three Months Ended March 29, 2002

     Sales decreased 16.3% or $8.6 million to $44.3 million in the first quarter of 2003 compared to $52.9 million in the first quarter of 2002. This decrease was driven by decreased demand for essentially all of the Company's products.

     Gross profit decreased to $9.2 million in the first quarter of 2003 or 20.7% of sales from $11.7 million or 22.1% of sales in the same period of 2002. This decrease was a result of decreased sales. The decrease in gross profit as a percent of sales was primarily the result of costs associated with re-tooling facilities to a cellular manufacturing approach.

     Selling, general and administrative expenses decreased 2.4% or $0.2 million to $8.9 million in the first quarter of 2003 from $9.1 million in the same period of 2002. This decrease was primarily the result of cost cutting measures.

     Operating income decreased 89.3% to $0.3 million in the first quarter of 2003 from $2.6 million in the first quarter of 2002. This decrease was attributable to the decrease in gross profit.

     Interest expense decreased $0.1 million in the first quarter of 2003 as compared to the first quarter of 2002 due to lower borrowing costs.

     Net loss increased $1.8 million to a loss of $2.7 million for the first quarter of 2003 from a loss of $0.9 million in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of March 28, 2003, the Company had $65.0 million of working capital, a decrease of $2.3 million from working capital as of December 31, 2002. The decrease in working capital was primarily due to increases in accrued expenses, customer deposits and accounts payable of $7.9 million, partially offset by increases in accounts receivable and inventory of $5.1 million.

     Operating activities provided $0.0 million and $0.1 million in cash flow in the first quarters of 2003 and 2002, respectively. This $0.1 million decrease in cash flow was primarily the result of an increase in net loss, accounts receivable, inventory, and other current assets of $5.2 million, partially offset by a decrease in accounts payable, accrued expenses, customer deposits, depreciation and amortization and gain on sale of fixed assets of $5.3 million compared to the first quarter of 2002.

     Investing activities used $0.6 million and $0.0 million in cash flow in the first quarters of 2003 and 2002, respectively. The cash was used primarily for machinery and equipment purchases. The $0.6 million increase in cash used in investing activities was partially a result of fewer proceeds from the sale of fixed assets in 2003 compared to 2002.

     Financing activities used $0.9 million and $0.0 million in cash flow in the first quarters of 2003 and 2002, respectively. The cash was used primarily for payments on long-term debt.

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

CRITICAL  ACCOUNTING  POLICIES

     There are no material changes to the critical accounting policies since December 31, 2002.

FORWARD-LOOKING  STATEMENTS

     Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of terms such as "believes," "anticipates," "intends," or "expects." Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such statements, and such statements should not be regarded as a representation the stated objectives will be achieved.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 28, 2003, principal exposed to interest rate risk was limited to $41.5 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At March 28, 2003, approximately 17.4% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


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

(b)     REPORTS  ON  FORM  8-K:

          The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended March 28, 2003.

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

                               DATE:  MAY 2, 2003

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

Date:  May  2,  2003

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

Date:  May  2,  2003

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer



                                                                                                       INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------

   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

   3.2*    By-Laws of The GSI Group, Inc, as amended.

  10.1     Waiver and Third Amendment to the July 25, 2001 Fifth Amended and Restated Loan and Security Agreement,
           dated April 30, 2003 between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

   99.1    Certification of Chief Executive Officer and Chief Financial Officer.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.