Form 10-Q
period 2003-06-27
GSI GROUP INC
filed 2003-08-08
CIK 1050925

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

                  For the Quarterly Period Ended June 27, 2003

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of August 6, 2003.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL  INFORMATION
     Item  1.     Financial  Statements
                       Balance Sheets                                        3
                       Statements of Operations                              4
                       Statements of Cash Flows                              5
                       Notes to Financial Statements                         6

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results  of  Operations                      17
     Item 3.     Quantitative and Qualitative Disclosure About Market Risk  20
     Item 4.     Controls and Procedures                                    20

PART  II  -  OTHER  INFORMATION
     Item 1.     Legal Proceedings                                          21
     Item 2.     Changes in Securities and Use of Proceeds                   *
     Item 3.     Defaults Upon Senior Securities                             *
     Item 4.     Submission of Matters to a Vote of Security Holders         *
     Item 5.     Other Information                                           *
     Item 6.     Exhibits and Reports on Form 8-K                           21




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          (UNAUDITED)
                                                                            JUNE 27,    DECEMBER 31,
ASSETS                                                                        2003          2002
-------------------------------------------------------------------------  ----------  --------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $   2,023   $       2,936
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .     31,708          23,274
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,708          63,893
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,120           7,366
                                                                           ----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .    107,559          97,469
                                                                           ----------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .     36,666          38,705
                                                                           ----------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .     12,728          12,975
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,166           2,858
                                                                           ----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .     14,894          15,833
                                                                           ----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 159,119   $     152,007
                                                                           ==========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,402   $      11,063
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .      7,440           8,472
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,492           7,159
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .      3,496           3,404
                                                                           ----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .     34,830          30,098
                                                                           ----------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .    143,959         139,735
                                                                           ----------  --------------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        229             474
                                                                           ----------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares). . . . . . . .         16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .          2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,996)        (14,336)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,032          19,971
  Treasury stock, at cost, voting (5,058,652 shares). . . . . . . . . . .    (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .         (9)             (9)
                                                                           ----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .    (19,899)        (18,300)
                                                                           ----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $ 159,119   $     152,007
                                                                           ==========  ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                               THE GSI GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (UNAUDITED)


                                              THREE FISCAL MONTHS ENDED     SIX FISCAL MONTHS ENDED
                                              -------------------------     -----------------------
                                                JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                                  2003         2002         2003         2002
                                               -----------  -----------  -----------  -----------
Sales                                          $   65,653   $   65,901   $  109,963   $  118,829

Cost of sales                                      52,632       51,043       87,762       92,293
                                               -----------  -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . .      13,021       14,858       22,201       26,536

Selling, general and administrative expenses.       8,955        9,110       17,550       17,922
Amortization expense. . . . . . . . . . . . .         312          311          623          623
                                               -----------  -----------  -----------  -----------
  Total operating expenses. . . . . . . . . .       9,267        9,421       18,173       18,545
                                               -----------  -----------  -----------  -----------

Operating income. . . . . . . . . . . . . . .       3,754        5,437        4,028        7,991

Other expense:
  Interest expense. . . . . . . . . . . . . .      (3,161)      (3,330)      (6,175)      (6,484)
  Other, net. . . . . . . . . . . . . . . . .        (812)        (376)        (645)        (702)
                                               -----------  -----------  -----------  -----------

    Income (loss) before income tax expense .        (219)       1,731       (2,792)         805
                                               -----------  -----------  -----------  -----------

Income tax expense. . . . . . . . . . . . . .          51          126          188          135
                                               -----------  -----------  -----------  -----------

    Net income (loss) . . . . . . . . . . . .  $     (270)  $    1,605   $   (2,980)  $      670
                                               -----------  -----------  -----------  -----------


Basic and diluted income (loss) per share . .  $    (0.15)  $     0.90   $    (1.68)  $     0.38
                                               -----------  -----------  -----------  -----------

Weighted average common shares outstanding. .   1,775,000    1,775,000    1,775,000    1,775,000
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


                                   THE GSI GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                             SIX FISCAL MONTHS ENDED
                                                                             -------------------------
                                                                                 JUNE 27,            JUNE 28,
                                                                                   2003                2002
                                                                              -------------------  ----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . . . . . . .                     3,323       3,694
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (9,181)    (12,525)
                                                                     -------------------------  ----------
          Net cash flows used by operating activities . . . . . . .                    (5,858)     (8,831)
                                                                     -------------------------  ----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .                      (961)     (3,707)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .                       683       1,253
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       503         152
                                                                     -------------------------  ----------
          Net cash flows provided by (used in) investing activities                       225      (2,302)
                                                                     -------------------------  ----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . . . . . . .                     1,141         418
    Payments on shareholder loan. . . . . . . . . . . . . . . . . .                      (936)       (291)
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .                    (1,375)     (3,127)
  Net borrowings under line of credit agreement . . . . . . . . . .                     5,403      16,900
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (959)     (1,909)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,304        (915)
                                                                     -------------------------  ----------
          Net cash flows provided by financing activities . . . . .                     4,578      11,076
                                                                     -------------------------  ----------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .                       142        (221)

Decrease In Cash and Cash Equivalents . . . . . . . . . . . . . . .  $                   (913)  $    (278)
Cash and Cash Equivalents, beginning of period. . . . . . . . . . .                     2,936       2,828
                                                                     -------------------------  ----------
Cash and Cash Equivalents, end of period. . . . . . . . . . . . . .  $                  2,023   $   2,550
                                                                     =========================  ==========


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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 27, 2003 and the results of operations for the six months ended June 27, 2003 and cash flows for the six months ended June 27, 2003. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the six-month period ended June 27, 2003 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  LOSS

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                              June 27,    June 28,
                                                2003        2002
                                             ----------  ----------
Net income (loss) . . . . . . . . . . . . .  $  (2,980)  $     670
Cumulative currency translation adjustment.      2,340      (2,136)
  Comprehensive loss. . . . . . . . . . . .  $    (640)  $  (1,466)
                                             ==========  ==========



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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company has determined FASB Interpretation No. 45 has no impact on the Company's financial condition and results of operation at this time.

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

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The Company has determined that SFAS 149 has no impact on the Company's financial condition and results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The Company has determined that SFAS 150 has no impact on the Company's financial condition and results of operations.

4.     DETAIL  OF  CERTAIN  ASSETS


                    JUNE 27,   DECEMBER 31,
                      2003         2002
                    ---------  -------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $  16,408  $      16,834
  Work-in-process.     24,700         19,236
  Finished goods .     26,600         27,823
                    ---------  -------------
       Total . . .  $  67,708  $      63,893
                    =========  =============



5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $6.0 million and $5.9 million in interest during the six months ended June 27, 2003 and June 28, 2002, respectively. The Company paid no income taxes during the first six months of 2003 and 2002.


6.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of June 27, 2003.

          On April 30, 2003, LaSalle Bank National Association and the Company amended the existing credit facility (the "Credit Facility") to provide for revolving loans up to a maximum of $47.0 million (limited based on a borrowing base which includes accounts receivable and inventory), as well as changes in certain covenants. The Credit Facility requires the Company to maintain quarterly EBITDA and fixed charge coverage ratio covenants, as well as an annual senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures. The Company was in compliance with all covenants under the Credit Facility as of June 27, 2003. In addition, the Credit Facility provides for a $5.0 million borrowing base over-advance from May 1, 2003 through and including September 30, 2003. The Credit Facility expires on July 25, 2004. Availability under the Credit Facility as of June 27, 2003 was $6.0 million.

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

     The Company has an operating lease agreement that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of June 27, 2003. Certain lease agreements are collateralized by a letter of credit of $1.5 million that expires on October 15, 2003.



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


                      JUNE 27,   JUNE 28,
                        2003       2002
                      ---------  ---------
Grain product line .  $  66,285  $  65,288
Swine product line .     19,045     26,076
Poultry product line     24,633     27,465
                      ---------  ---------
     Sales . . . . .  $ 109,963  $ 118,829
                      =========  =========


     For the first six months of 2003 and 2002, sales in Brazil were $7.3 million and $10.5 million, respectively. Long-lived assets in Brazil were $2.4 million at June 27, 2003.


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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 JUNE 27, 2003
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $    166   $       1,857   $          --   $       2,023
   Accounts receivable, net. . . . . . . . . . . . .    27,894           8,179          (4,365)         31,708
   Inventories, net. . . . . . . . . . . . . . . . .    54,887          12,821              --          67,708
   Other current assets. . . . . . . . . . . . . . .     4,425           1,695              --           6,120
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    87,372          24,552          (4,365)        107,559

Property, plant and equipment, net . . . . . . . . .    29,406           7,260              --          36,666
Goodwill and other intangible assets, net. . . . . .     2,903           9,825              --          12,728
Investment in and advances to/from subsidiaries. . .    42,844          (3,150)        (39,694)             --
Other long-term assets . . . . . . . . . . . . . . .     2,158               8              --           2,166
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $164,683   $      38,495   $     (44,059)  $     159,119
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $  3,496   $          --   $          --   $       3,496
   Accounts payable. . . . . . . . . . . . . . . . .    14,812           7,955          (4,365)         18,402
   Accrued liabilities . . . . . . . . . . . . . . .    10,990           1,942              --          12,932
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    29,298           9,897          (4,365)         34,830

Long-term debt . . . . . . . . . . . . . . . . . . .   143,288           9,560          (8,889)        143,959
Other long-term liabilities. . . . . . . . . . . . .        --             229              --             229
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   172,586          19,686         (13,254)        179,018

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          23,022         (23,022)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             505            (505)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (11,996)             --         (11,996)
   Retained earnings . . . . . . . . . . . . . . . .    16,032           7,278          (7,278)         16,032
   Treasury stock, at cost . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .    (7,903)         18,809         (30,805)        (19,899)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $164,683   $      38,495   $     (44,059)  $     159,119
                                                      =========  ==============  ==============  ==============



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
                                                      =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED JUNE 27, 2003
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 56,375   $      11,169   $      (1,891)  $      65,653
Cost of sales. . . . . . . . . . . . . . . . .    45,466           9,010          (1,844)         52,632
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    10,909           2,159             (47)         13,021

Selling, general and administrative expenses .     6,347           2,920              --           9,267
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .     4,562            (761)            (47)          3,754

Interest expense . . . . . . . . . . . . . . .    (3,148)            (13)             --          (3,161)
Other expense. . . . . . . . . . . . . . . . .      (309)           (503)             --            (812)
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .     1,105          (1,277)            (47)           (219)
Provision for income taxes . . . . . . . . . .         3              48              --              51
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .     1,102          (1,325)            (47)           (270)
Equity in income of consolidated subsidiaries.    (1,325)             --           1,325              --
                                                ---------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . .  $   (223)  $      (1,325)  $       1,278   $        (270)
                                                =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED JUNE 28, 2002
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $ 61,329   $      13,193   $      (8,621)  $      65,901
Cost of sales . . . . . . . . . . . . . . . .    50,702           9,395          (9,054)         51,043
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    10,627           3,798             433          14,858

Selling, general and administrative expenses.     6,419           3,002              --           9,421
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .     4,208             796             433           5,437

Interest expense. . . . . . . . . . . . . . .    (3,312)            (18)             --          (3,330)
Other expense . . . . . . . . . . . . . . . .      (104)           (272)             --            (376)
                                               ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . .       792             506             433           1,731
Provision for income taxes. . . . . . . . . .       (23)            149              --             126
                                               ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries . . . . . . . . . .       815             357             433           1,605
Equity in income of consolidated subsidiaries       357              --            (357)             --
                                               ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . .  $  1,172   $         357   $          76   $       1,605
                                               =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  SIX FISCAL MONTHS ENDED JUNE 27, 2003
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 95,549   $      20,376   $      (5,962)  $     109,963
Cost of sales. . . . . . . . . . . . . . . . .    77,801          15,828          (5,867)         87,762
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    17,748           4,548             (95)         22,201

Selling, general and administrative expenses .    12,283           5,890              --          18,173
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .     5,465          (1,342)            (95)          4,028

Interest expense . . . . . . . . . . . . . . .    (6,153)            (22)             --          (6,175)
Other expense. . . . . . . . . . . . . . . . .      (471)           (174)             --            (645)
                                                ---------  --------------  --------------  --------------

Loss before income taxes . . . . . . . . . . .    (1,159)         (1,538)            (95)         (2,792)
Provision for income taxes . . . . . . . . . .         3             185              --             188
                                                ---------  --------------  --------------  --------------
Loss before equity in income of
Consolidated subsidiaries. . . . . . . . . . .    (1,162)         (1,723)            (95)         (2,980)
Equity in income of consolidated subsidiaries.    (1,723)             --           1,723              --
                                                ---------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . .  $ (2,885)  $      (1,723)  $       1,628   $      (2,980)
                                                =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  SIX FISCAL MONTHS ENDED JUNE 28, 2002
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $108,443   $      25,367   $     (14,981)  $     118,829
Cost of sales . . . . . . . . . . . . . . . .    89,021          18,383         (15,111)         92,293
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    19,422           6,984             130          26,536

Selling, general and administrative expenses.    12,812           5,733              --          18,545
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .     6,610           1,251             130           7,991

Interest expense. . . . . . . . . . . . . . .    (6,450)            (34)             --          (6,484)
Other expense . . . . . . . . . . . . . . . .      (244)           (458)             --            (702)
                                               ---------  --------------  --------------  --------------

(Loss) income before income taxes . . . . . .       (84)            759             130             805
Provision for income taxes. . . . . . . . . .       (17)            152              --             135
                                               ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries . . . . . . . . . .       (67)            607             130             670
Equity in income of consolidated subsidiaries       607              --            (607)             --
                                               ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . .  $    540   $         607   $        (477)  $         670
                                               =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX FISCAL MONTHS ENDED JUNE 27, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows used in operating activities. . . . . . . . . . .  $ (5,732)  $        (126)  $          --  $      (5,858)
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets       174          (1,135)             --           (961)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,570            (384)             --          1,186
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     1,744          (1,519)             --            225
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings (payments) on debt. . . . . . . . . . . . . .     5,258          (1,025)             --          4,233
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,309)          1,654              --            345
                                                              ---------  --------------  -------------  --------------

Net cash provided by financing activities. . . . . . . . . .     3,949             629              --          4,578
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --             142              --            142

Change in cash and cash equivalents. . . . . . . . . . . . .       (39)           (874)             --           (913)

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    166   $       1,857              --  $       2,023
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX FISCAL MONTHS ENDED JUNE 28, 2002
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows used in operating activities. . . . . . . . . . .  $ (8,355)  $        (476)  $          --  $      (8,831)
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets    (3,428)           (279)             --         (3,707)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,385              20              --          1,405
                                                              ---------  --------------  -------------  --------------

Net cash used in investing activities. . . . . . . . . . . .    (2,043)           (259)             --         (2,302)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings on debt . . . . . . . . . . . . . . . . . . .    10,763           3,137              --         13,900
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,747)         (1,077)             --         (2,824)
                                                              ---------  --------------  -------------  --------------

Net cash provided by financing activities. . . . . . . . . .     9,016           2,060              --         11,076
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --            (221)             --           (221)

Change in cash and cash equivalents. . . . . . . . . . . . .    (1,382)          1,104              --           (278)

Cash and cash equivalents, beginning of period . . . . . . .     1,482           1,346              --          2,828
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    100   $       2,450              --  $       2,550
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first six months of 2003 and 2002, the Company's international sales accounted for 26% and 28% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  June 27, 2003 Compared to Three Months Ended June 28, 2002

     Sales decreased 0.4% or $0.2 million to $65.7 million in the second quarter of 2003 compared to $65.9 million in the second quarter of 2002. This decrease was driven by decreased demand for the Company's swine and poultry products, offset by increased demand for the Company's grain products.

     Gross profit decreased to $13.0 million in the second quarter of 2003 or 19.8% of sales from $14.9 million or 22.5% of sales in the same period of 2002. The decrease in gross profit was primarily the result of increased material costs the Company was not able to pass along to its customers.

     Operating expenses decreased 1.6% or $0.1 million to $9.3 million in the second quarter of 2003 from $9.4 million in the same period of 2002. This decrease was primarily the result of cost cutting measures.

     Operating income decreased 31.0% to $3.8 million in the second quarter of 2003 from $5.4 million in the second quarter of 2002. This decrease was attributable to the decrease in gross profit.

     Interest expense decreased $0.1 million in the second quarter of 2003 as compared to the second quarter of 2002 due to lower borrowing costs.

     Net loss increased $1.9 million to a loss of $0.3 million for the second quarter of 2003 from a gain of $1.6 million in the same period of 2002.

Six  Months  Ended  June  27,  2003  Compared  to Six Months Ended June 28, 2002

     Sales decreased 7.5% or $8.8 million to $110.0 million in the first six months of 2003 compared to $118.8 million in the first six months of 2002. This decrease was driven by decreased demand for the Company's swine and poultry products, offset by increased demand for the Company's grain products.

     Gross profit decreased to $22.2 million in the first six months of 2003 or 20.2% of sales from $26.5 million or 22.3% of sales in the same period of 2002. This decrease was a result of decreased sales. The decrease in gross profit as a percent of sales was primarily the result of costs associated with re-tooling facilities to a cellular manufacturing approach and increased material costs.

     Operating expenses decreased 2.0% or $0.3 million to $18.2 million in the First six months of 2003 from $18.5 million in the same period of 2002. This decrease was primarily the result of cost cutting measures.

     Operating income decreased 49.6% to $4.0 million in the first six months of 2003 from $8.0 million in the first six months of 2002. This decrease was attributable to the decrease in gross profit.

     Interest expense decreased $0.3 million in the first six months of 2003 as compared to the first six months of 2002 due to lower borrowing costs.

     Net loss increased $3.7 million to a loss of $3.0 million for the first six months of 2003 from a gain of $0.7 million in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of June 27, 2003, the Company had $72.7 million of working capital, an increase of $5.4 million from working capital as of December 31, 2002. The increase in working capital was primarily due to increases in accounts receivable and inventory of $12.2 million, partially offset by increases in accounts payable of $7.3 million.

     Operating activities used $5.8 million and $8.8 million in cash flow in the first six months of 2003 and 2002, respectively. This $3.0 million increase in cash flow was primarily the result of a decrease in inventory and accounts receivable of $17.3 million, partially offset by an increase in accounts payable, accrued expenses, and net loss of $12.6 million compared to the first six months of 2002.

     Investing activities provided $0.2 million and used $2.3 million in cash flow in the first six months of 2003 and 2002, respectively. The cash was used primarily for machinery and equipment purchases. The $2.5 million increase in cash provided in investing activities was primarily a result of less capital expenditure in 2003 compared to 2002.

     Financing activities provided $4.6 million and $11.1 million in cash flow in the first six months of 2003 and 2002, respectively. The cash was provided from borrowings under the Credit Facility.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At June 27, 2003, principal exposed to interest rate risk was limited to $47.2 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.5 million impact on the Company's results of operations.

     At June 27, 2003, approximately 15.5% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


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

(b)     REPORTS  ON  FORM  8-K:

          The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended June 27, 2003.

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

                              DATE:  AUGUST 6, 2003

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

Date:  August  6,  2003

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

Date:  August  6,  2003

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer



                                                  INDEX TO EXHIBITS

EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------------------------

 3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

 3.2*    By-Laws of The GSI Group, Inc, as amended.

10.1**   Waiver and Third Amendment to the July 25, 2001 Fifth Amended and Restated Loan and Security Agreement, dated
         April 30, 2003, between The GSI Group, Inc., as borrower, and LaSalle National Bank, as lender.

99.1    Certification of Chief Executive Officer and Chief Financial Officer.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

**     Previously filed with the March 28, 2003 10Q filed with the Commission on
May  7,  2003.