Form 10-Q
period 2003-09-26
GSI GROUP INC
filed 2003-11-07
CIK 1050925

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

                For the Quarterly Period Ended September 26, 2003

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of November 7, 2003.

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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                   THE GSI GROUP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 26,    DECEMBER 31,
ASSETS                                                                          2003             2002
-------------------------------------------------------------------------  ---------------  --------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $        3,306   $       2,936
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .          41,790          23,274
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,996          63,893
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,410           7,366
                                                                           ---------------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .         106,502          97,469
                                                                           ---------------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .          35,193          38,705
                                                                           ---------------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .          12,447          12,975
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,568           2,858
                                                                           ---------------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .          15,015          15,833
                                                                           ---------------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      156,710   $     152,007
                                                                           ===============  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       18,749   $      11,063
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .          11,238           8,472
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,398           7,159
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .          36,821           3,404
                                                                           ---------------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .          72,206          30,098
                                                                           ---------------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .         100,087         139,735
                                                                           ---------------  --------------
Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             206             474
                                                                           ---------------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares). . . . . . . .              16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .               2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (12,236)        (14,336)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,382          19,971
  Treasury stock, at cost, voting (5,058,652 shares). . . . . . . . . . .         (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .              (9)             (9)
                                                                           ---------------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .         (15,789)        (18,300)
                                                                           ---------------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $      156,710   $     152,007
                                                                           ===============  ==============


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                              THE GSI GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (UNAUDITED)


                                          THREE FISCAL MONTHS ENDED     NINE FISCAL MONTHS ENDED
                                          -------------------------     ------------------------

                                               SEPT. 26,    SEPT. 27,    SEPT. 26,    SEPT. 27,
                                                 2003         2002         2003         2002
                                              -----------  -----------  -----------  -----------
Sales                                         $   77,270   $   70,119   $  187,233   $  188,948

Cost of sales                                     59,421       52,854      147,183      145,147
                                              -----------  -----------  -----------  -----------

    Gross profit . . . . . . . . . . . . . .      17,849       17,265       40,050       43,801

Selling, general and administrative expenses       9,924        9,213       27,474       27,135
Amortization expense . . . . . . . . . . . .         236          311          859          934
                                              -----------  -----------  -----------  -----------
  Total operating expenses . . . . . . . . .      10,160        9,524       28,333       28,069
                                              -----------  -----------  -----------  -----------

Operating income . . . . . . . . . . . . . .       7,689        7,741       11,717       15,732

Other expense:
  Interest expense . . . . . . . . . . . . .      (3,239)      (3,461)      (9,414)      (9,945)
  Other, net . . . . . . . . . . . . . . . .         112          128         (533)        (574)
                                              -----------  -----------  -----------  -----------

    Income before income tax expense . . . .       4,562        4,408        1,770        5,213

Income tax expense . . . . . . . . . . . . .         212          183          400          318
                                              -----------  -----------  -----------  -----------

    Net income . . . . . . . . . . . . . . .  $    4,350   $    4,225   $    1,370   $    4,895
                                              -----------  -----------  -----------  -----------


Basic and diluted income per share . . . . .  $     2.45   $     2.38   $     0.77   $     2.76
                                              -----------  -----------  -----------  -----------

Weighted average common shares outstanding .   1,775,000    1,775,000    1,775,000    1,775,000
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


                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                                   NINE FISCAL MONTHS ENDED
                                                                                  --------------------------
                                                                                   SEPT. 26,       SEPT. 27,
                                                                                     2003             2002
                                                                                 --------------  -----------
Cash Flows From Operating Activities:
  Net cash flows provided by (used in) operating activities . . . .                      6,617       (2,425)
                                                                     --------------------------  -----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .                     (1,167)      (4,986)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .                        993        1,273
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        499          (64)
                                                                     --------------------------  -----------
          Net cash flows provided by (used in) investing activities                        325       (3,777)
                                                                     --------------------------  -----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . . . . . . .                      1,216          568
    Payments on shareholder loan. . . . . . . . . . . . . . . . . .                     (1,991)        (533)
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .                     (2,006)      (3,804)
  Net borrowings under line of credit agreement . . . . . . . . . .                     (3,574)      15,100
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (959)      (1,909)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        486       (1,874)
                                                                     --------------------------  -----------
          Net cash flows provided by (used in) financing activities                     (6,828)       7,548
                                                                     --------------------------  -----------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .                        256         (778)
                                                                     --------------------------  -----------

Increase In Cash and Cash Equivalents . . . . . . . . . . . . . . .  $                     370   $      568
Cash and Cash Equivalents, beginning of period. . . . . . . . . . .                      2,936        2,828
                                                                     --------------------------  -----------
Cash and Cash Equivalents, end of period. . . . . . . . . . . . . .  $                   3,306   $    3,396
                                                                     ==========================  ===========


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2002 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said Form 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 26, 2003 and the results of operations for the nine months ended September 26, 2003 and cash flows for the nine months ended September 26, 2003. Those adjustments consist only of normal recurring adjustments. Certain prior year amounts have been reclassified to be consistent with the current year presentation.

     The results of operations for the nine-month period ended September 26, 2003 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  INCOME

          The components of comprehensive income for the nine-month periods presented are as follows (in thousands):


                                            September 26,    September 27,
                                                 2003            2002
                                            --------------  ---------------
Net income . . . . . . . . . . . . . . . .  $        1,370  $        4,895
Cumulative currency translation adjustment           2,100          (4,852)
  Comprehensive income . . . . . . . . . .  $        3,470  $           43
                                            ==============  ===============



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

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company has determined FASB Interpretation No. 45 has no material impact on the Company's financial condition and results of operations at this time.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined FASB Interpretation No. 46 will have no impact on the Company's financial condition and results of operations.

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

4.     DETAIL  OF  CERTAIN  ASSETS


                    SEPTEMBER 26,   DECEMBER 31,
                         2003           2002
                    --------------  -------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $       14,400  $      16,834
  Work-in-process.          22,100         19,236
  Finished goods .          19,496         27,823
                    --------------  -------------
       Total . . .  $       55,996  $      63,893
                    ==============  =============




5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $6.5 million and $6.6 million in interest during the nine months ended September 26, 2003 and September 27, 2002, respectively. The Company paid no income taxes during the first nine months of 2003 and 2002.


6.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of September 26, 2003.

          On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75,000,000 subject to borrowing base availability (the "Credit Facility") to replace the Company's existing senior credit facility, which provided for maximum outstanding borrowings of $60,000,000. Revolving loans and letters of credit under the Credit Facility are to be based on a borrowing base which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 is also included in the Credit Facility. The revolving loan borrowings bear interest at a floating rate per annum equal to (at the Company's option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility will require the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility will be secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary.

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

     The Company has a contract with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $2.1 million of retainage withheld until completion of the project and the meeting of certain performance criteria.

     The Company has operating lease agreements that requires the Company to maintain a certain senior debt to EBITDA ratio, tangible net worth and certain levels of capital expenditures and EBITDA. The Company was in compliance with these covenants under the operating lease agreement as of September 26, 2003.

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

8.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first three-quarters of 2003 and 2002 are as shown in the table below.


                      SEPT. 26,   SEPT. 27,
                         2003        2002
                      ----------  ----------
In thousands
Grain product line .  $  116,037  $  105,325
Swine product line .      31,568      38,420
Poultry product line      39,628      45,203
                      ----------  ----------
     Sales . . . . .  $  187,233  $  188,948
                      ==========  ==========


     For the first nine months of 2003 and 2002, sales in Brazil were $12.4 million and $14.8 million, respectively. Long-lived assets in Brazil were $2.4 million at September 26, 2003.


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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               SEPTEMBER 26, 2003
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $    259   $       3,047   $          --   $       3,306
   Accounts receivable, net. . . . . . . . . . . . .    37,511           8,281          (4,002)         41,790
   Inventories, net. . . . . . . . . . . . . . . . .    46,522           9,474              --          55,996
   Other current assets. . . . . . . . . . . . . . .     3,413           1,997              --           5,410
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    87,705          22,799          (4,002)        106,502

Property, plant and equipment, net . . . . . . . . .    28,338           6,855              --          35,193
Goodwill and other intangible assets, net. . . . . .     2,899           9,548              --          12,447
Investment in and advances to/from subsidiaries. . .    40,387          (1,624)        (38,763)             --
Other long-term assets . . . . . . . . . . . . . . .     2,560               8              --           2,568
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $161,889   $      37,586   $     (42,765)  $     156,710
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $ 36,821   $          --   $          --   $      36,821
   Accounts payable. . . . . . . . . . . . . . . . .    13,666           9,085          (4,002)         18,749
   Accrued liabilities . . . . . . . . . . . . . . .    14,533           2,103              --          16,636
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    65,020          11,188          (4,002)         72,206

Long-term debt . . . . . . . . . . . . . . . . . . .   100,422           8,169          (8,504)        100,087
Other long-term liabilities. . . . . . . . . . . . .        --             206              --             206
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   165,442          19,563         (12,506)        172,499

Commitments and Contingencies:
Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          22,476         (22,476)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             505            (505)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (12,236)             --         (12,236)
   Retained earnings . . . . . . . . . . . . . . . .    20,382           7,278          (7,278)         20,382
   Treasury stock, at cost . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .    (3,553)         18,023         (30,259)        (15,789)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $161,889   $      37,586   $     (42,765)  $     156,710
                                                      =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                              THREE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $ 64,710   $      15,025   $      (2,465)  $      77,270
Cost of sales . . . . . . . . . . . . . . . .    50,134          12,343          (3,056)         59,421
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    14,576           2,682             591          17,849

Selling, general and administrative expenses.     7,920           2,240              --          10,160
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .     6,656             442             591           7,689

Interest expense. . . . . . . . . . . . . . .    (3,226)            (13)             --          (3,239)
Other expense . . . . . . . . . . . . . . . .        24              88              --             112
                                               ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . .     3,454             517             591           4,562
Provision for income taxes. . . . . . . . . .        --             212              --             212
                                               ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries . . . . . . . . . .     3,454             305             591           4,350
Equity in income of consolidated subsidiaries       305              --            (305)             --
                                               ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . .  $  3,759   $         305   $         286   $       4,350
                                               =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                              THREE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $ 63,544   $      15,874   $      (9,299)  $      70,119
Cost of sales . . . . . . . . . . . . . . . .    49,262          13,045          (9,453)         52,854
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    14,282           2,829             154          17,265

Selling, general and administrative expenses.     6,808           2,716              --           9,524
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .     7,474             113             154           7,741

Interest expense. . . . . . . . . . . . . . .    (3,445)            (16)             --          (3,461)
Other expense . . . . . . . . . . . . . . . .       478            (350)             --             128
                                               ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . .     4,507            (253)            154           4,408
Provision for income taxes. . . . . . . . . .         1             182              --             183
                                               ---------  --------------  --------------  --------------
Income (loss) before equity in income of
Consolidated subsidiaries . . . . . . . . . .     4,506            (435)            154           4,225
Equity in loss of consolidated subsidiaries .      (435)             --             435              --
                                               ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . .  $  4,071   $        (435)  $         589   $       4,225
                                               =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                               NINE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $160,259   $      35,401   $      (8,427)  $     187,233
Cost of sales . . . . . . . . . . . . . . . .   127,305          28,171          (8,293)        147,183
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    32,954           7,230            (134)         40,050

Selling, general and administrative expenses.    20,203           8,130              --          28,333
                                               ---------  --------------  --------------  --------------

Operating income (loss) . . . . . . . . . . .    12,751            (900)           (134)         11,717

Interest expense. . . . . . . . . . . . . . .    (9,379)            (35)             --          (9,414)
Other expense . . . . . . . . . . . . . . . .      (447)            (86)             --            (533)
                                               ---------  --------------  --------------  --------------

Income (loss) before income taxes . . . . . .     2,925          (1,021)           (134)          1,770
Provision for income taxes. . . . . . . . . .         2             398              --             400
                                               ---------  --------------  --------------  --------------
Income (loss) before equity in income of
Consolidated subsidiaries . . . . . . . . . .     2,923          (1,419)           (134)          1,370
Equity in loss of consolidated subsidiaries .    (1,419)             --           1,419              --
                                               ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . .  $  1,504   $      (1,419)  $       1,285   $       1,370
                                               =========  ==============  ==============  ==============


                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                               NINE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $171,987   $      41,241   $     (24,280)  $     188,948
Cost of sales . . . . . . . . . . . . . . . .   138,283          31,428         (24,564)        145,147
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    33,704           9,813             284          43,801

Selling, general and administrative expenses.    19,620           8,449              --          28,069
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .    14,084           1,364             284          15,732

Interest expense. . . . . . . . . . . . . . .    (9,895)            (50)             --          (9,945)
Other expense . . . . . . . . . . . . . . . .       234            (808)             --            (574)
                                               ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . .     4,423             506             284           5,213
Provision for income taxes. . . . . . . . . .       (16)            334              --             318
                                               ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries . . . . . . . . . .     4,439             172             284           4,895
Equity in income of consolidated subsidiaries       172              --            (172)             --
                                               ---------  --------------  --------------  --------------

Net income. . . . . . . . . . . . . . . . . .  $  4,611   $         172   $         112   $       4,895
                                               =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      NINE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows provided by operating activities. . . . . . . . .  $  2,236   $       4,381   $          --  $       6,617
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets      (418)           (749)             --         (1,167)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,719          (2,227)             --          1,492
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     3,301          (2,976)             --            325
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings on debt . . . . . . . . . . . . . . . . . . .    (3,939)         (2,416)             --         (6,355)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,544)          1,071              --           (473)
                                                              ---------  --------------  -------------  --------------

Net cash used in financing activities. . . . . . . . . . . .    (5,483)         (1,345)             --         (6,828)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --             256              --            256
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .        54             316              --            370

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    259   $       3,047              --  $       3,306
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      NINE FISCAL MONTHS ENDED SEPTEMBER 27, 2002
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities. . . .  $ (5,317)  $       2,892   $          --  $      (2,425)
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets    (4,295)           (691)             --         (4,986)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       730             479              --          1,209
                                                              ---------  --------------  -------------  --------------

Net cash used in investing activities. . . . . . . . . . . .    (3,565)           (212)             --         (3,777)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings on debt . . . . . . . . . . . . . . . . . . .     8,611           2,720              --         11,331
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,158)         (2,625)             --         (3,783)
                                                              ---------  --------------  -------------  --------------

Net cash provided by financing activities. . . . . . . . . .     7,453              95              --          7,548
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --            (778)             --           (778)
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .    (1,429)          1,997              --            568

Cash and cash equivalents, beginning of period . . . . . . .     1,482           1,346              --          2,828
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $     53   $       3,343              --  $       3,396
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first nine months of 2003 and 2002, the Company's international sales accounted for 26% and 27% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

RESULTS  OF  OPERATIONS

Three Months Ended September 26, 2003 Compared to Three Months Ended September 27, 2002

     Sales increased 10.2% or $7.2 million to $77.3 million in the third quarter of 2003 compared to $70.1 million in the third quarter of 2002. This increase was driven by increased demand for the Company's grain products, offset by decreased demand for the Company's poultry products.

     Gross profit increased to $17.8 million in the third quarter of 2003 or 23.1% of sales from $17.3 million or 24.6% of sales in the same period of 2002. The increase in gross profit was primarily the result of increased volume, offset by higher material costs.

     Operating expenses increased 6.7% or $0.6 million to $10.1 million in the third quarter of 2003 from $9.5 million in the same period of 2002. This increase was primarily the result of severance costs related to a reduction in headcount.

     Operating income decreased 0.7% to $7.7 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. This decrease was attributable to the increase in operating expenses.

     Interest expense decreased $0.2 million in the third quarter of 2003 as compared to the third quarter of 2002 due to lower borrowing costs.

     Net income increased $0.1 million to $4.3 million for the third quarter of 2003 from $4.2 million in the same period of 2002.

Nine Months Ended September 26, 2003 Compared to Nine Months Ended September 27, 2002

     Sales decreased 0.9% or $1.7 million to $187.2 million in the first nine months of 2003 compared to $188.9 million in the first nine months of 2002. This decrease was driven by decreased demand for the Company's swine and poultry products, offset by increased demand for the Company's grain products.

     Gross profit decreased to $40.1 million in the first nine months of 2003 or 21.4% of sales from $43.8 million or 23.2% of sales in the same period of 2002. This decrease was a result of increased material costs the Company was not able to pass along to its customers.

     Operating expenses increased 0.9% or $0.3 million to $28.3 million in the first nine months of 2003 from $28.0 million in the same period of 2002. This increase was primarily the result of severance costs related to a reduction in headcount.

     Operating income decreased 25.5% to $11.7 million in the first nine months of 2003 from $15.7 million in the first nine months of 2002. This decrease was attributable to the decrease in gross profit.

     Interest expense decreased $0.5 million in the first nine months of 2003 as compared to the first nine months of 2002 due to lower borrowing costs.

     Net income decreased $3.5 million to $1.4 million for the first nine months of 2003 from $4.9 million in the same period of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of September 26, 2003, the Company had $34.3 million of working capital, a decrease of $33.1 million from working capital as of December 31, 2002. The decrease in working capital was primarily due to an increase in current maturities of long term debt, a classification change attributable to the Company's old Credit Facility coming due in less than twelve months.

     Operating activities provided $6.6 million and used $2.4 million in cash flow in the first nine months of 2003 and 2002, respectively. This $9.0 million increase in cash flow was primarily the result of a decrease in inventory and other current assets of $21.6 million, partially offset by an increase in accounts receivable, accrued expenses, and a decrease in net income of $12.6 million compared to the first nine months of 2002.

     Investing activities provided $0.3 million and used $3.8 million in cash flow in the first nine months of 2003 and 2002, respectively. The cash was used primarily for machinery and equipment purchases. The $4.1 million increase in cash provided in investing activities was primarily a result of less capital expenditure in 2003 compared to 2002.

     Financing activities used $6.8 million and provided $7.5 million in cash flow in the first nine months of 2003 and 2002, respectively. The cash was used to pay down the Company's former credit facility in 2003 and provided from borrowings under that credit facility in 2002.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Company's new Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 26, 2003, principal exposed to interest rate risk was limited to $36.7 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At September 26, 2003, approximately 15.1% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management within 45 days of the filing date of this report, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

(b)     REPORTS  ON  FORM  8-K:

          In a current report filed on Form 8-K dated September 30, 2003 the Company reported information pursuant to "Item 5. Other Events".

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

                             DATE:  NOVEMBER 7, 2003

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

Date:  November  7,  2003

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

Date:  November  7,  2003

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer



                                                                                                        INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  --------------------------------------------------------------------------------------------------------------------------

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

  10.2     Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower and Congress Financial
           Corporation, as lender.

  99.1    Certification of Chief Executive Officer and Chief Financial Officer.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

**     Previously  filed  with  the  March 28, 2003 Quarterly Report on Form 10Q filed  with  the  Commission  on  May  7,  2003.