Form 10-K
period 2003-12-31
GSI GROUP INC
filed 2004-03-30
CIK 1050925

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of March 26, 2004.

                   Documents Incorporated by Reference:  None
===============================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART  I
  Item 1.     Business                                                        3
  Item 2.     Properties                                                      9
  Item 3.     Legal Proceedings                                               9
  Item 4.     Submission of Matters to a Vote of Security Holders             9

PART  II
  Item  5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters                                            10
  Item 6.     Selected Financial Data                                        11
  Item 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          12
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk      16
  Item 8.     Financial Statements and Supplementary Data                    17
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
              Financial  Disclosure                                          44

PART  III
  Item 10.    Directors and Executive Officers of the Registrant             44
  Item 11.    Executive Compensation                                         45
  Item 12.    Security Ownership of Certain Beneficial Owners and Management 46
  Item 13.    Certain Relationships and Related Transactions                 46
  Item 14.    Controls and Procedures                                        47

PART  IV
  Item  15.   Exhibits,  Financial  Statement Schedules and Reports on Form
              8-K                                                            48

                                     PART I


ITEM  1.  BUSINESS.



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

     Flexible Manufacturing Facilities. The Company's facilities are designed to be easily reconfigured to adapt to demand changes for any or all of the Company's products. The Company's primary manufacturing facility, located in Assumption, Illinois, consists of approximately 950,000 square feet and operates on a 24-hour basis during peak production periods. The Company's facilities employ state-of-the-art machines that have enhanced production efficiencies.

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

     In 2003, 2002 and 2001, no single customer represented more than 10% of the Company's sales and no single class of products represented more than 10% of the Company's sales.

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

NEW  PRODUCT  DEVELOPMENT

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.5 million, $2.7 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company charges research and development costs to operations as incurred.

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

BACKLOG

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 2003 was $23.4 million compared to $28.8 million at December 31, 2002. The Company believes that all such backlog will be filled by the end of 2004.

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

EMPLOYEES

     As of December 31, 2003, the Company had 1,510 employees of whom 1,408 were permanent and 102 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.


ITEM  2.  PROPERTIES.

     The principal properties of The GSI Group as of March 26, 2004, were as follows:



Location                   Description of Property
----------------------  -----------------------------
Assumption, Illinois .  Manufacturing/Sales
Paris, Illinois. . . .  Manufacturing/Assembly
Newton, Illinois . . .  Manufacturing/Assembly
Vandalia, Illinois . .  Manufacturing/Assembly
Flora, Illinois. . . .  Manufacturing/Assembly
Clear Lake, Iowa . . .  Sales/Warehouse
Sioux City, Iowa . . .  Sales/Warehouse
Marau, Brazil. . . . .  Manufacturing/Sales
Penang, Malaysia . . .  Manufacturing/Sales/Warehouse
Queretero, Mexico. . .  Sales/Warehouse
Honeydew, South Africa  Sales/Warehouse
Ludford, Great Britain  Sales
Poznan, Poland . . . .  Sales
Shanghai, China. . . .  Sales/Warehouse


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
                STOCKHOLDER  MATTERS.

     There is no established public trading market for any class of the Company's Common Stock. As of March 26, 2004, the Company had 10 holders of its Common Stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 2003 and December 31, 2002, the Company declared dividends totaling $1.2 million and $1.9 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with Congress Financial Corporation (Central) (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors, as the Board of Directors may deem relevant.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     Set  forth  below is certain selected historical consolidated financial data for the Company as  of  and  for  the  years  ended  December  31, 1999, 2000, 2001, 2002 and 2003.  The selected historical consolidated financial data for the years indicated were derived from the consolidated financial  statements  of  the  Company.  The  information  set  forth  below  should  be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results
of  Operations"  and  the  Consolidated Financial Statements and notes thereto included in Item 8 hereof.

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------

                                              1999       2000       2001       2002       2003
                                            ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT (000'S):
 Sales . . . . . . . . . . . . . . . . . .  $229,210   $243,961   $229,921   $230,636   $237,669
 Cost of sales . . . . . . . . . . . . . .   179,927    184,622    174,254    176,836    190,694
                                            ---------  ---------  ---------  ---------  ---------
 Gross profit. . . . . . . . . . . . . . .    49,283     59,339     55,667     53,800     46,975
 Operating expenses. . . . . . . . . . . .    38,669     40,070     41,114     38,013     37,685
                                            ---------  ---------  ---------  ---------  ---------
 Operating income. . . . . . . . . . . . .    10,614     19,269     14,553     15,787      9,290
 Interest expense. . . . . . . . . . . . .   (14,768)   (14,997)   (14,397)   (13,011)   (13,216)
 Other income (expense). . . . . . . . . .       477        439        242       (287)    (3,281)
                                            ---------  ---------  ---------  ---------  ---------
 Income (loss) from continuing operations.    (3,677)     4,711        398      2,489     (7,207)
 Provision (benefit) for income taxes. . .      (336)      (568)      (656)       159       (975)
 Net income (loss) . . . . . . . . . . . .  $ (3,341)  $  5,279   $  1,054   $  2,330   $ (6,232)
                                            =========  =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations . . . . . . . . . .  $  (1.67)  $   2.82   $   0.59   $   1.31   $  (3.51)
 Net income (loss) . . . . . . . . . . . .  $  (1.67)  $   2.82   $   0.59   $   1.31   $  (3.51)
                                            ---------  ---------  ---------  ---------  ---------

BALANCE SHEET (000'S):
 Total Assets. . . . . . . . . . . . . . .  $158,519   $164,123   $154,741   $152,007   $140,911
 Long-term obligations . . . . . . . . . .  $133,315   $130,870   $136,211   $139,735   $129,563
 Dividends per share . . . . . . . . . . .  $    0.0   $   1.05   $   0.65   $   1.08   $   0.68


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

     The Company's international sales have historically comprised a significant portion of sales. In 2003, 2002 and 2001, the Company's international sales accounted for 34.4%, 36.6% and 32.3% of sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

     Sales increased 3.1% or $7.0 million to $237.7 million in 2003 compared to $230.6 million in 2002. Poultry equipment sales were essentially flat. Increases in demand for grain products were partially offset by decreases in demand for swine products.

     Gross profit decreased to $47.0 million in 2003 or 19.8% of sales from $53.8 million or 23.3% of sales in 2002. This decrease was primarily due to higher material costs and an unfavorable shift in the mix of products sold.

     Operating expenses decreased 0.9% or $0.3 million to $37.7 million in 2003 from $38.0 million in 2002. As a percentage of sales, operating expenses decreased to 15.9% in 2003 from 16.5% in 2002. This decrease was primarily the result of cost cutting measures.

     Operating income decreased to $9.3 million in 2003 from $15.8 million in 2002. Operating income margins decreased to 3.9% of sales in 2003 from 6.8% in 2002.

     Interest expense increased $0.2 million due to slightly higher borrowing costs.

     Other, net increased $3.7 million to $3.5 million of expense in 2003 from $0.1 million of income in 2002. This increase in expense was primarily the result of writing down the Yemen receivable.

     Net income decreased to $6.2 million loss in 2003 from $2.3 million in income in 2002.


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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2003, the Company had $57.4 million of working capital, a decrease of $10.0 million as compared to its working capital as of December 31, 2002. This decrease in working capital was primarily due to decreases in inventory and current maturities of long term debt and increases in accounts receivable, accounts payable, and prepaids.

     Operating activities generated $13.5 million, $4.0 million and $5.0 million of cash in 2003, 2002 and 2001, respectively. The increase in cash flow from operating activities from 2002 to 2003 of $9.6 million was primarily the result of a change in inventory of $18.3 million offset by changes in net income, depreciation and amortization, accounts receivable, accounts payable, other current assets, accrued expenses, customer deposits and deferred taxes totaling $8.9 million.

     The Company's capital expenditures totaled $1.7 million, $5.2 million and $4.4 million in 2003, 2002 and 2001, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2004 will be approximately that of 2003.

     Cash used in financing activities in 2003 consisted primarily of $15.0 million of payments of long-term debt, a $2.2 million payment of shareholder loans and a $1.2 million dividend for taxes offset by $2.2 million of borrowing under the Credit Facility and a $1.5 million shareholder loan. Cash provided by financing activities in 2002 consisted primarily of $7.8 million of increased borrowings under the Credit Facility and a $1.5 million shareholder loan offset by $4.5 million of payments of long-term debt, a $1.9 million dividend for taxes, and a $0.7 million payment of shareholder loans. Cash used in financing activities in 2001 consisted primarily of $6.7 million of payments on long-term debt, a $1.2 million dividend for taxes, and a $2.2 million payment of a shareholder loan offset by $8.0 million of increased borrowings under the Credit Facility and a $1.0 million shareholder loan.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75,000,000 subject to borrowing base availability (the "Credit Facility") to replace the Company's existing senior credit facility, which provided for maximum outstanding borrowings of $60,000,000. Revolving loans and letters of credit under the Credit Facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 is also included in the Credit Facility. The revolving loan borrowings bear interest at a floating rate per annum equal to (at the Company's option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $19.5 million of revolving loans outstanding, $3.8 million of standby letters of credit and $4.5 million letter of credit guaranteeing the debt of FarmPro, Inc., which reduced the overall availability on the line to $7.5 million as of December 31, 2003.

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

     The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our revenue.

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

     We perform goodwill impairment tests on an annual basis. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in impairment of goodwill.

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2003, principal exposed to interest rate risk was limited to $32.2 million in variable rate debt. The interest rates on the various debt instruments range from 4.25% to 12.25%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. Therefore, a change in the interest rate of 1% will change earnings by $0.3 million.

     At December 31, 2003, approximately 16.0% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                  PAGE
                                                                                                  ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
Consolidated Balance Sheets as of December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . .    20
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 . . .    21
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2001, 2002 and
   2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 . . .    23
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The GSI Group, Inc.

     We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned subsidiaries, which statements reflect total assets of $30.1 and $26.4 million as of December 31, 2003 and 2002 and total revenue of $39.8 and $39.7 million for the years then ended. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned subsidiaries, is based solely on the reports of other accountants. The consolidated financial statements of The GSI Group, Inc. as of December 31, 2001 were audited by other accountants who ceased operations and whose report date February 21, 2002 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GSI Group, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.


BKD  LLP

Decatur,  IL
February  27,  2004

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


ARTHUR  ANDERSEN  LLP

Chicago,  Illinois
February  25,  2002

                         PART I - FINANCIAL INFORMATION

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
 DECEMBER  31,  2003  AND  2002
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


    ASSETS                                                                  2003       2002
------------------------------------------------------------------------  ---------  ---------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $  3,439   $  2,936
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . .    27,083     23,274
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . .    54,165     63,893
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,468      2,039
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        --         66
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,882      5,261
                                                                          ---------  ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . .    92,037     97,469
                                                                          ---------  ---------


Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . .    32,673     38,705
                                                                          ---------  ---------

Other Assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,100      9,738
  Other intangible assets, net . . . . . . . . . . . . . . . . . . . . .     2,143      3,237
  Deferred financing costs, net. . . . . . . . . . . . . . . . . . . . .     2,773      2,054
  Deferred taxes, net. . . . . . . . . . . . . . . . . . . . . . . . . .     1,077         --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       108        804
                                                                          ---------  ---------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . .    16,201     15,833
                                                                          ---------  ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $140,911   $152,007
                                                                          =========  =========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,139   $ 11,064
  Payroll and payroll related expenses . . . . . . . . . . . . . . . . .     3,071      2,987
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        12         --
  Accrued warranty . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,379      1,340
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .     4,057      4,144
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .     8,875      7,159
  Current maturities of long-term debt . . . . . . . . . . . . . . . . .       148      3,404
                                                                          ---------  ---------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . .    34,681     30,098
                                                                          ---------  ---------

Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . .   129,563    139,735
                                                                          ---------  ---------

Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . .        --        474
                                                                          ---------  ---------

Commitments and Contingencies

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding  1,575,000 shares) . . .        16         16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . .         2          2
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     3,006      3,006
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .   (11,929)   (14,336)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .    12,531     19,971
  Treasury stock, at cost, voting (5,058,652 shares) . . . . . . . . . .   (26,950)   (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . .        (9)        (9)
                                                                          ---------  ---------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . .   (23,333)   (18,300)
                                                                          ---------  ---------
      Total liabilities and stockholders' deficit. . . . . . . . . . . .  $140,911   $152,007
                                                                          =========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)



                                                  2003         2002         2001
                                               -----------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . .  $  237,669   $  230,636   $  229,921

Cost of Sales . . . . . . . . . . . . . . . .     190,694      176,836      174,254
                                               -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . .      46,975       53,800       55,667

Selling, General and Administrative Expenses.      36,591       36,767       39,386
Amortization Expense. . . . . . . . . . . . .       1,094        1,246        1,728
                                               -----------  -----------  -----------
  Total operating expenses. . . . . . . . . .      37,685       38,013       41,114
                                               -----------  -----------  -----------

    Operating income. . . . . . . . . . . . .       9,290       15,787       14,553

Other Income (Expense):
  Interest expense. . . . . . . . . . . . . .     (13,216)     (13,011)     (14,397)
  Interest income . . . . . . . . . . . . . .         615          411          485
  Loss on sale of fixed assets. . . . . . . .        (250)        (353)        (350)
  Foreign currency transaction gain (loss). .        (102)        (468)          33
  Other, net. . . . . . . . . . . . . . . . .      (3,544)         123           74
                                               -----------  -----------  -----------

       Income (loss) before income taxes. . .      (7,207)       2,489          398
                                               -----------  -----------  -----------

Income Tax Provision (Benefit). . . . . . . .        (975)         159         (656)
                                               -----------  -----------  -----------

    Net income (loss) . . . . . . . . . . . .  $   (6,232)  $    2,330   $    1,054
                                               ===========  ===========  ===========

Basic and Diluted Earnings Per Share. . . . .  $    (3.51)  $     1.31   $     0.59
                                               -----------  -----------  -----------

Weighted Average Common Shares Outstanding. .   1,775,000    1,775,000    1,775,000
                                               ===========  ===========  ===========






The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
                                  FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
                                            (IN THOUSANDS, EXCEPT SHARE DATA)

                                            Common Stock
                                            ------------
                                               Voting     Nonvoting
                                            ------------  ----------
                                                                                                         Accumulated
                                                                                            Additional   Other
                                            Shares                    Shares                Paid-In      Comprehensive
                                            Outstanding   Amount      Outstanding  Amount   Capital      Income (Loss)
                                            ------------  ----------  -----------  -------  -----------  ---------------
Balance, December 31, 2000 . . . . . . . .     1,575,000  $       16      200,000  $     2  $     3,006  $       (8,105)
 Net income. . . . . . . . . . . . . . . .             -           -            -        -            -               -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -        -            -          (2,111)
 Dividends . . . . . . . . . . . . . . . .             -           -            -        -            -               -
                                            ------------  ----------  -----------  -------  -----------  ---------------
Balance, December 31, 2001 . . . . . . . .     1,575,000  $       16      200,000  $     2  $     3,006  $      (10,216)
 Net income. . . . . . . . . . . . . . . .             -           -            -        -            -               -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -        -            -          (4,120)
 Dividends . . . . . . . . . . . . . . . .             -           -            -        -            -               -
                                            ------------  ----------  -----------  -------  -----------  ---------------
Balance, December 31, 2002 . . . . . . . .     1,575,000  $       16      200,000  $     2  $     3,006  $      (14,336)
 Net loss. . . . . . . . . . . . . . . . .             -           -            -        -            -               -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -        -            -           2,407
 Dividends . . . . . . . . . . . . . . . .             -           -            -        -            -               -
Balance, December 31, 2003 . . . . . . . .     1,575,000  $       16      200,000  $     2  $     3,006  $      (11,929)
                                            ============  ==========  ===========  =======  ===========  ===============




                                                 Treasury Stock
                                                 --------------
                                                     Voting       Nonvoting
                                                 --------------  -----------
                                                                                                 Total            Comprehensive
                                     Retained                                                    Stockholders'    Income
                                     Earnings    Shares          Amount       Shares   Amount    Deficit                   (Loss)
                                     ----------  --------------  -----------  -------  --------  ---------------  ---------------
Balance, December 31, 2000. . . . .  $  19,654        5,058,652  $  (26,950)  859,316  $    (9)  $      (12,386)
 Net income . . . . . . . . . . . .      1,054                -           -         -        -            1,054            1,054
 Other comprehensive
   loss- foreign currency
   Translation adjustments. . . . .          -                -           -         -        -           (2,111)          (2,111)
 Comprehensive loss                                                                                               $       (1,057)
                                                                                                                  ===============
 Dividends. . . . . . . . . . . . .     (1,158)               -           -         -        -           (1,158)
                                     ----------  --------------  -----------  -------  --------  ---------------
Balance, December 31, 2001. . . . .  $  19,550        5,058,652  $  (26,950)  859,316  $    (9)  $      (14,601)
 Net income . . . . . . . . . . . .      2,330                -           -         -        -            2,330            2,330
 Other comprehensive loss-foreign
   Currency translation adjustments          -                -           -         -        -           (4,120)          (4,120)
 Comprehensive loss                                                                                               $       (1,790)
                                                                                                                  ===============
 Dividends. . . . . . . . . . . . .     (1,909)               -           -         -        -           (1,909)
                                     ----------  --------------  -----------  -------  --------  ---------------
Balance, December 31, 2002. . . . .  $  19,971        5,058,652  $  (26,950)  859,316  $    (9)  $      (18,300)
 Net loss . . . . . . . . . . . . .     (6,232)               -           -         -        -           (6,232)          (6,232)
 Other comprehensive loss-foreign
   Currency translation adjustments          -                -           -         -        -            2,407            2,407
 Comprehensive loss                                                                                               $       (3,825)
                                                                                                                  ===============
 Dividends. . . . . . . . . . . . .     (1,208)               -           -         -        -           (1,208)
Balance, December 31, 2003. . . . .  $  12,531        5,058,652  $  (26,950)  859,316  $    (9)  $      (23,333)
                                     ==========  ==============  ===========  =======  ========  ===============







The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
 (IN  THOUSANDS)

                                                                        2003       2002      2001
                                                                      ---------  --------  --------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $ (6,232)  $ 2,330   $ 1,054
  Adjustments to reconcile net income (loss) to cash provided
    By operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .     6,349     7,065     8,775
      Amortization of deferred financing costs and debt discount . .       928       643       725
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . .       250       353       350
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .    (1,473)     (188)     (973)
      Changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . .    (3,809)    5,708     3,621
        Inventories, net . . . . . . . . . . . . . . . . . . . . . .     9,728    (8,599)      568
        Other current assets . . . . . . . . . . . . . . . . . . . .       (50)     (180)   (1,069)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .     6,075    (1,183)   (3,437)
        Payroll and payroll related expenses . . . . . . . . . . . .        84    (1,247)      287
        Billings in excess of costs. . . . . . . . . . . . . . . . .        --      (257)   (1,777)
        Accrued warranty . . . . . . . . . . . . . . . . . . . . . .        39      (691)     (409)
        Other accrued expenses . . . . . . . . . . . . . . . . . . .       (87)     (711)   (1,931)
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .     1,716       955      (814)
                                                                      ---------  --------  --------
          Net cash flows provided by operating activities. . . . . .    13,518     3,998     4,970
                                                                      ---------  --------  --------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .    (1,739)   (5,170)   (4,387)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .     2,742     1,299     1,523
  Acquisition of FFI Corp., net of cash acquired . . . . . . . . . .        --        --    (1,457)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       687       (11)       25
                                                                      ---------  --------  --------
          Net cash flows provided by (used in) investing activities.     1,690    (3,882)   (4,296)
                                                                      ---------  --------  --------

Cash Flows From Financing Activities:
  Payments on shareholder loans. . . . . . . . . . . . . . . . . . .    (2,194)     (684)   (2,182)
  Proceeds from shareholder loans. . . . . . . . . . . . . . . . . .     1,574     1,452     1,017
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . .   (15,227)   (4,512)   (6,690)
  Net borrowings under line-of-credit agreement. . . . . . . . . . .     2,242     7,800     8,000
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,208)   (1,909)   (1,158)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (205)   (1,896)      541
                                                                      ---------  --------  --------
          Net cash flows provided by (used in) financing activities.   (15,018)      251      (472)
                                                                      ---------  --------  --------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .       313      (259)      (53)
                                                                      ---------  --------  --------

Increase  In Cash and Cash Equivalents . . . . . . . . . . . . . . .  $    503   $   108   $   149
Cash and Cash Equivalents, beginning of year . . . . . . . . . . . .     2,936     2,828     2,679
                                                                      ---------  --------  --------
Cash and Cash Equivalents, end of year . . . . . . . . . . . . . . .  $  3,439   $ 2,936   $ 2,828
                                                                      =========  ========  ========


The accompanying notes to consolidated financial statements are an integral part of these statements

                               THE GSI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE  OF  OPERATIONS

          The GSI Group, Inc., a Delaware corporation, and its subsidiaries (the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia, China and Canada and selling and distribution operations in Great Britain, Mexico, South Africa, and Poland.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation

          The accompanying financial statements reflect the consolidated results of The GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated. The subsidiaries and their auditors are as follows:




COMPANY NAME              LOCATION                   AUDITOR
----------------------  -------------  -----------------------------------
GSI Group (Asia) . . .  Malaysia       Ernst & Young
GSI Group (Africa) . .  South Africa   PricewaterhouseCoopers
GSI Group (Europe) . .  Great Britain  Streets and Co.
GSI/Cumberland . . . .  Mexico         Deloitte & Touche
Agromarau Industria E
  Comercio Ltda. . . .  Brazil         Deloitte & Touche
GSI Group (Shanghai) .  China          Horwath China Shanghai CPA Co., Ltd



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

     Concentration  of  Credit  Risk

          The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair value. The Company primarily serves customers in the agricultural industry. This risk exposure is limited due to the large number of customers comprising the Company's customer base and its dispersion across many geographic areas. The Company grants unsecured credit to its customers. In doing so, the Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited. The Company limits its international exposure to credit risk through the purchase of insurance.

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

     Accounts  and  Notes  Receivable

     Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30 days after the issuance of the invoice. Accounts that are unpaid after the due date bear interest at 1% per month. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories were determined using the first-in-first-out ("FIFO") method. Inventories and cost of sales are based in part on accounting estimates.

     Property,  Plant  and  Equipment

          Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.


                                YEARS
                                -----
Building and Improvements. . .  10-25
Machinery and Equipment. . . .   3-10
Office Equipment and Furniture   3-10


          Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.


          Property, plant and equipment under capital leases are amortized over the shorter of the estimated useful life of the asset or the term of the lease.

     Product  Warranties

     The Company provides limited warranties on certain of its products, for periods up to 1 year. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year.

     Research  and  Development

          Costs associated with research and development are expensed as incurred. Such costs incurred were $2.5 million, $2.7 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Intangible  Assets

          Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

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

     Shipping  and  Handling  Fees

     Shipping and handling costs of $8.6 million and $7.6 million for 2003 and 2002, respectively, are included in cost of goods sold.

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. Exchange losses resulting from translations for the years ended December 31, 2003, 2002 and 2001 have been recorded in the accompanying Consolidated Statements of Stockholders' Deficit.

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

     During 2003, the Company changed its method of accounting and financial reporting for guarantees by adopting the provisions of Financial Accounting Standards Board Interpretation No. 45 (FIN 45). The adoption of FIN 45 did not have a material impact on the Company's results of operation or financial position.

Thirteen  Week  Fiscal  Periods

          The Company uses thirteen-week fiscal quarter periods for operational and financial reporting purposes. The Company's year-end will continue to be December 31.


3.     NEW  ACCOUNTING  PRONOUNCEMENTS


     In January 2003 (Revised December 2003), the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined there is no impact on the results of operation or financial position at this time.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The Company has determined SFAS 149 will have no impact on the results of operation or financial position at this time.

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has determined SFAS 150 will have no impact on the results of operation or financial position at this time.


4.     TRADE  RECEIVABLES  ALLOWANCE

     The following summarizes trade receivables allowance activity for the years ended December 31, 2001, 2002 and 2003 (in thousands):




                                AMOUNT
                               --------
Balance, December 31, 2000. .  $ 2,408
Increase to operating expense      169
Charge to allowance . . . . .     (660)
                               --------
Balance, December 31, 2001. .  $ 1,917
Increase to operating expense      324
Charge to allowance . . . . .     (908)
                               --------
Balance, December 31, 2002. .  $ 1,333
Increase to operating expense      316
Charge to allowance . . . . .     (805)
                               --------
Balance, December 31, 2003. .  $   844
                               ========



          The Company had a $5.0 million line of credit arrangement with LaSalle National Bank in 2002. Collateral for borrowings consisted of certain insured foreign receivables that are not included in the Company's borrowing base. As of December 31, 2002, non-recourse borrowings were $0.7 million and were reflected as a reduction of the related trade receivables. There were no covenant requirements relating to this line of credit. This line of credit did not exist at December 31, 2003.

5.     BUSINESS  SEGMENT

     In  January  1998,  the  Company  adopted  SFAS  No. 131, "Disclosure About
Segments of an Enterprise and Related Information." The Company has no separately reportable segments in accordance with this standard. Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales, in thousands, by each group of product lines. Amounts for the years ended December 31, 2003, 2002 and 2001 are as shown in the table below (in thousands):



                      DECEMBER 31,
                          2003         2002      2001
                      -------------  --------  --------
Grain product line .  $     140,290  $123,599  $123,801
Swine product line .         42,152    51,091    55,885
Poultry product line         55,227    55,946    50,235
                      -------------  --------  --------
     Sales . . . . .  $     237,669  $230,636  $229,921
                      =============  ========  ========


     For the years ended December 31, 2003, 2002 and 2001, sales in Brazil were $17.4 million, $18.3 million and $17.0 million, respectively. Net income in Brazil was $1.4 million, $1.3 million and $1.2 million in 2003, 2002 and 2001, respectively. Long-lived assets in Brazil were $2.7 million and $2.1 million at December 31, 2003 and 2002, respectively.

6.     RISKS  AND  UNCERTAINTIES

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

7.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                                                      AS OF DECEMBER 31,
                                                                     --------------------
                                                                             2003            2002
                                                                     --------------------  ---------
Accounts Receivable . . . . .                        (IN THOUSANDS)
                               ------------------------------------
                               Trade receivables                     $            27,927   $ 24,607
                               Allowance for doubtful accounts                      (844)    (1,333)
                                                                     --------------------  ---------
                               Total                                 $            27,083   $ 23,274
                                                                     ====================  =========

Inventories
                               Raw materials                         $            13,940   $ 16,834
                               Work-in-process                                    18,443     19,236
                               Finished goods                                     21,782     27,823
                                                                                  54,165     63,893
                                                                     ====================  =========

Property, Plant and Equipment
                               Land                                  $               809   $    929
                               Buildings and improvements                         23,660     23,948
                               Machinery and equipment                            47,863     48,962
                               Office equipment and furniture                      8,917      8,706
                               Construction-in-progress                               --        842
                                                                     --------------------  ---------
                                                                                  81,249     83,387
                               Accumulated depreciation                          (48,576)   (44,682)
                               Property, plant and equipment, net    $            32,673   $ 38,705
                                                                     ====================  =========
Intangible Assets
                               Goodwill                              $            10,100   $  9,738
                                                                     ====================  =========

                               Non-compete agreements                $             8,227   $  8,227
                               Accumulated amortization                           (6,250)    (5,186)
                               Total                                 $             1,977   $  3,041
                                                                     ====================  =========

                               Patents and other intangible assets   $               383   $    383
                               Accumulated amortization                             (217)      (186)
                               Total                                 $               166   $    197
                                                                     ====================  =========
Deferred Financing Costs
                               Deferred financing costs              $             6,253   $  4,783
                               Accumulated amortization                           (3,480)    (2,729)
                               Total                                 $             2,773   $  2,054
                                                                     ====================  =========
Accrued Warranty
                               Beginning reserve                     $             1,340   $  2,031
                               Increase to expense                                 2,585      1,599
                               Charge to reserve                                  (2,546)    (2,290)
                               Ending reserve                        $             1,379   $  1,340
                                                                     ====================  =========


Amortization of patents and non-compete agreements are as follows (in thousands):



2004  649
2005  397
2006  364
2007  131
2008  131




     Transitional disclosures regarding the change in amortization and other treatment of goodwill for the year ended December 31, 2001 are as follows:



                                                                             EARNINGS
                                                                            ----------
                                                                   AMOUNT   PER SHARE
                                                                   -------  ----------

Reported Net Income . . . . . . . . . . . . . . . . . . . . . . .  $ 1,054  $     0.59
Add back:  Goodwill Amortization. . . . . . . . . . . . . . . . .      300        0.17
                                                                   -------  ----------
Adjusted net income before cumulative effect of accounting change  $ 1,354  $     0.76
                                                                   =======  ==========


8.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $12.4 million, $12.3 million and $13.0 million in interest during the years ended December 31, 2003, 2002 and 2001, respectively. The Company paid income taxes of $6,241, $34,836 and $48,135 during the years ended December 31, 2003, 2002 and 2001, respectively.

9.     LONG-TERM  DEBT

     Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):


                                                                                       2003       2002
                                                                                     ---------  ---------
Citizens National Bank IRB with variable interest at 6.5% until March, 2000, at which time the rate is subject to periodic adjustments based on U.S. Treasury
     Note rates, the rate at December 31, 2003 is 6.5%, due $14 monthly plus interest with unpaid principal balance due April, 2010, secured by certain
  real estate and improvements in Paris, Illinois . . . . . . . . . . . . . . . . .  $     --   $  1,161
Various non-compete, license and patent agreements payable, noninterest-bearing
  and payable in varying amounts through 2003 . . . . . . . . . . . . . . . . . . .        --         13
LaSalle Bank N. A. revolving line of credit . . . . . . . . . . . . . . . . . . . .        --     29,800
LaSalle Bank N. A. term note. . . . . . . . . . . . . . . . . . . . . . . . . . . .        --     12,203
Congress Financial Corporation (Central) revolving line of credit . . . . . . . . .    19,541         --
Congress Financial Corporation (Central) term note. . . . . . . . . . . . . . . . .    12,500         --
Shareholder Note, unsecured, payable on demand, under the same interest terms
  as the Congress Financial Corporation (Central) revolving line of credit. . . . .       148        768
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discount of $628 and $806 as of December 31, 2003 and 2002, respectively; amortization of debt discount was $178 and $166 for the years ended
  December 31, 2003 and 2002, respectively; interest is payable  semi-annually in
                                                                                       97,522     99,094
  May and November
City of Assumption promissory note bearing interest at 5%; due $9 monthly through
  December, 2003, secured by a $150 letter of credit. . . . . . . . . . . . . . . .        --        100
                                                                                     ---------  ---------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   129,711    143,139
Less -
  Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (148)    (3,404)
    Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $129,563   $139,735
                                                                                     =========  =========


     Maturities of long-term debt during the next five years and thereafter are as follows (in thousands):



2004. .       148
2005. .        --
2006. .    32,041
2007. .    97,522
         --------
  Total  $129,711
         ========


     In November 1997, the Company issued $100 million of Senior Subordinated Notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2003.

     In 2002, a shareholder of the Company extended a loan to the Company for $1.5 million which is payable on demand. This loan has the same interest terms as the Congress Financial Corporation (Central) revolving line of credit. The balance of the loan was $0.1 million as of December 31, 2003 and is included in current maturities of long-term debt.

     On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75,000,000 subject to borrowing base availability (the "Credit Facility") to replace the Company's existing senior credit facility, which provided for maximum outstanding borrowings of $60,000,000. Revolving loans and letters of credit under the Credit Facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 is also included in the Credit Facility. The revolving loan borrowings bear interest at a floating rate per annum equal to (at the Company's option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $19.5 million of revolving loans outstanding, $3.8 million of standby letters of credit and a $4.5 million letter of credit guaranteeing the debt of FarmPro, Inc., which reduced the overall availability on the line to $7.5 million as of December 31, 2003.

     The  fair  value  of  the Senior Subordinated Notes was approximately $68.8 million (book value of $98.2 million) and $73.9 million (book value of $99.9 million) at December 31, 2003 and 2002, respectively, based on market price.


10.     EMPLOYEE  BENEFIT  PLANS

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2003, 2002 and 2001, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Employer contributions to this plan were $244,366, $245,630 and $203,873 during 2003, 2002 and 2001, respectively.

11.     INCOME  TAX  MATTERS

     The GSI Group, Inc. ("GSI") has elected to be treated as an S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to GSI has been recorded. Earnings or losses of GSI are reported on the personal income tax returns of the stockholders. At December 31, 2003, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. David Manufacturing Company ("DMC") is taxed pursuant to the C Corporation provisions of the Internal Revenue Code. Accordingly, provisions for federal taxes related to DMC have been recorded. Both GSI and DMC are subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001 (in thousands):


                                                       2003     2002     2001

U.S. Federal statutory rate . . . . . . . . . . . .  $(2,450)  $ 846   $   135
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .    2,222    (878)      398
       Foreign local taxes. . . . . . . . . . . . .     (282)    380       295
  Tax differences resulting from acquisition of DMC     (503)   (284)   (1,274)
  Nondeductible goodwill amortization . . . . . . .       --      --        33
  Effective tax rate differences. . . . . . . . . .       93      91      (221)
  State and other income taxes. . . . . . . . . . .      (55)      4       (22)
                                                     $  (975)  $ 159   $  (656)
                                                     ========  ======  ========



     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):



                              Years Ended December 31,
                             --------------------------
                                        2003              2002    2001
                             --------------------------  ------  ------
Current
  Federal . . . . . . . . .  $                      --   $  --   $(113)
  State and local . . . . .                        243       3     (24)
  Foreign . . . . . . . . .                        255     380     454
                                                   498     383     317
                             --------------------------  ------  ------


Deferred
  Federal . . . . . . . . .                       (638)   (153)   (555)
  State and local . . . . .                       (298)    (71)   (259)
  Foreign . . . . . . . . .                       (537)     --    (159)
                                                (1,473)   (224)   (973)
                             --------------------------  ------  ------

    Total expense (benefit)  $                    (975)  $ 159   $(656)
                             --------------------------  ------  ------


     The components of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):


                                      2003      2002
Deferred tax assets:
  Tax loss carryforwards - DMC . .  $    17   $    68
  Tax loss carryforwards - Brazil.    1,249     1,890
  Tax loss carryforwards - Mexico.       45       140
  Property and Equipment . . . . .       87        --
  Inventory reserves . . . . . . .       29        14
  Estimated product liability. . .       48        54
                                    $ 1,116   $ 2,166
                                    ========  ========

Valuation Allowance - Brazil . . .       --    (1,535)
Deferred tax liabilities:
  Property and equipment . . . . .      262       742
  Inventory. . . . . . . . . . . .      148       297
                                    --------
                                        410     1,039
                                    --------  --------

Net Deferred tax liability (asset)  $(1,065)  $   408
                                    ========  ========


     The valuation allowance decreased by $1,535 during the current year. This decrease resulted from a re-evaluation of the utilization of the net operating loss carryforwards.

     DMC has tax loss carryforwards of approximately $75,519, which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $3,492,748 that do not expire. Mexico has tax loss carryforwards of approximately $150,581 that begin to expire in 2008.

     Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

     At December 31, 2003, if GSI's S corporation election were terminated, a deferred income tax benefit of approximately $1.9 million would be recorded.

12.     COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred and totaled approximately $1.7 million for the year ended December 31, 2003. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $3.3 million in connection with these insurance programs.

     The Company has month-to-month leases for several buildings and paid rentals in 2003, 2002 and 2001 of $0.9 million, $0.7 million and $0.8 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2003, 2002 and 2001 was $1.3 million, $1.8 million and $1.2 million, respectively.



     Operating  lease  commitments  are  as  follows  (in  thousands):



2004. . . .  $1,489
2005. . . .   1,146
2006. . . .     916
2007. . . .     563
2008. . . .      75
Later years      11
             ------
Total . . .  $4,200
             ======


     The Company has a contract with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $0.5 million and $2.8 million as of December 31, 2003 and 2002, respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria. The Company wrote down the retainage by $1.5 million at December 31, 2003.

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



                2003    2002    2001
               ------  ------  ------
United States  $156.1  $146.1  $155.6
Asia. . . . .    20.6    20.0    17.3
Canada. . . .    15.8    18.6    17.5
Latin America    27.1    29.9    28.3
Mideast . . .     8.9     5.8     3.3
Europe. . . .     6.0     7.4     5.6
All other . .     3.2     2.8     2.3
               $237.7  $230.6  $229.9
               ======  ======  ======



14.     RELATED  PARTY  TRANSACTIONS

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $125,920, $196,691 and $243,849 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $72,619, $10,987 and $65,203 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $0, $2,538 and $129,245 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a letter of credit up to $4.5 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price, which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. Sales to FarmPRO were $3.1 million, $5.0 million and $2.9 million in 2003, 2002 and 2001 respectively.

     The Company makes sales and rent payments in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $75,307, $128,838 and $178,432 for 2003, 2002 and 2001, respectively, and rent payments and expenses that amounted to $13,910 and $70,055 in 2003 and 2002, respectively. No rent payments were made in 2001.

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, one of whom is a current employee of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $564,362, $538,388 and $195,000 for 2003, 2002 and 2001, respectively, and sales of poultry equipment that amounted to $99,815, $63,225 and $9,000 for 2003, 2002 and 2001, respectively.

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $238,095, $243,946 and $149,070 from 2003, 2002 and 2001, respectively, and sales of poultry equipment that amounted to $239,005, $37,877 and $19,263 from 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $89,348, $26,056 and $22,464 for 2003, 2002 and 2001,
respectively.

     The Company conducts transactions in the ordinary course of business with RAD Properties, a corporation owned by a shareholder of the Company. Such transactions generally consist of rent and lease payments that amounted to $302,900 and $165,383 in 2003 and 2002, respectively. No rent payments were made in 2001.

15.     UNAUDITED  QUARTERLY  INFORMATION


                                FIRST          SECOND          THIRD          FOURTH

                                                        QUARTER                   QUARTER   QUARTER    QUARTER
                                         --------------------------------------  ---------  --------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003:
  Sales . . . . . . . . . . . . . . . .  $                              44,310   $ 65,653   $ 77,270  $ 50,436
  Gross profit. . . . . . . . . . . . .                                  9,180     13,021     17,849     6,925
  Net income (loss) . . . . . . . . . .                                 (2,710)      (270)     4,350    (7,602)
  Basic and diluted earnings per share.                                  (1.53)     (0.15)      2.45     (4.28)
                                         ======================================  =========  ========  =========

2002:
  Sales . . . . . . . . . . . . . . . .  $                              52,928   $ 65,901   $ 70,119  $ 41,688
  Gross profit. . . . . . . . . . . . .                                 11,678     14,858     17,265     9,999
  Net income (loss) . . . . . . . . . .                                   (935)     1,605      4,225    (2,565)
  Basic and diluted earnings per share.                                  (0.53)      0.90       2.38     (1.45)
                                         ======================================  =========  ========  =========

2001:
  Sales . . . . . . . . . . . . . . . .  $                              44,969   $ 65,498   $ 71,834  $ 47,620
  Gross profit. . . . . . . . . . . . .                                 11,254     15,154     18,984    10,275
  Net income (loss) . . . . . . . . . .                                 (2,370)     1,133      4,617    (2,326)
  Basic and diluted earnings per share.                                  (1.34)      0.64       2.60     (1.31)
                                         ======================================  =========  ========  =========

     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2001; thus it was not restated.



16.     GUARANTOR  SUBSIDIARIES

The Company's payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by DMC, GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group Africa (Pty) Ltd., GSI Group (Asia) Sdn. Bhd. and Agromarau Industria E Comercio Ltda., The GSI Group, Shanghai Ltd., and the GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Congress Financial Corporation (Central) credit facility.

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

16.          GUARANTOR  SUBSIDIARIES  (CONTINUED)

                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                               DECEMBER 31, 2003
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . .  $    105   $       3,334   $          --   $       3,439
     Accounts receivable, net. . . . . . . . . . . .    22,980           7,649          (3,546)         27,083
     Inventories, net. . . . . . . . . . . . . . . .    40,876          13,289              --          54,165
     Other current assets. . . . . . . . . . . . . .     3,167           4,183              --           7,350
                                                      ---------  --------------  --------------  --------------

     Total current assets. . . . . . . . . . . . . .    67,128          28,455          (3,546)         92,037

Property, plant and equipment, net . . . . . . . . .    27,265           5,408              --          32,673
Goodwill and other intangible assets, net. . . . . .     2,894           9,349              --          12,243
Investment in and advances to/from subsidiaries. . .    43,481          (6,195)        (37,646)             --
Deferred Taxes . . . . . . . . . . . . . . . . . . .        --           1,077              --           1,077
Other long-term assets . . . . . . . . . . . . . . .     2,873               8              --           2,881
                                                      ---------  --------------  --------------  --------------

     Total assets. . . . . . . . . . . . . . . . . .  $144,001   $      38,102   $     (41,192)  $     140,911
                                                      =========  ==============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt . . . . . . .  $    148   $          --   $          --   $         148
     Accounts payable. . . . . . . . . . . . . . . .    11,267           9,418          (3,546)         17,139
     Accrued liabilities . . . . . . . . . . . . . .    14,427           2,967              --          17,394
                                                      ---------  --------------  --------------  --------------

     Total current liabilities . . . . . . . . . . .    25,842          12,385          (3,546)         34,681

Long-term debt . . . . . . . . . . . . . . . . . . .   129,563           7,478          (7,478)        129,563
                                                      ---------  --------------  --------------  --------------

     Total liabilities . . . . . . . . . . . . . . .   155,405          18,786         (11,024)        163,167

Stockholders' equity (deficit):
     Common stock. . . . . . . . . . . . . . . . . .        18          22,385         (22,385)             18
     Additional paid-in capital. . . . . . . . . . .     3,006             505            (505)          3,006
     Accumulated other comprehensive loss. . . . . .        --         (11,929)             --         (11,929)
     Retained earnings . . . . . . . . . . . . . . .    12,531           7,278          (7,278)         12,531
     Treasury stock, at cost . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

     Total stockholders' equity (deficit). . . . . .   (11,404)         18,239         (30,168)        (23,333)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $144,001   $      38,102   $     (41,192)  $     140,911
                                                      =========  ==============  ==============  ==============


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
                                                      =========  ==============  ==============  ==============


                                 SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                 YEAR ENDED DECEMBER 31, 2003
                                                        (IN THOUSANDS)




                                                                      Parent      Guarantor
                                                                      Company    Subsidiaries    Eliminations    Consolidated
                                                                     ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $201,906   $      46,852   $     (11,089)  $     237,669
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . .   167,084          34,528         (10,918)        190,694
                                                                     ---------  --------------  --------------  --------------

     Gross profit . . . . . . . . . . . . . . . . . . . . . . . . .    34,822          12,324            (171)         46,975

Selling, general and administrative expenses. . . . . . . . . . . .    26,779          10,906              --          37,685
                                                                     ---------  --------------  --------------  --------------

     Operating income . . . . . . . . . . . . . . . . . . . . . . .     8,043           1,418            (171)          9,290

Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . .   (12,366)           (850)             --         (13,216)
Other expense . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,179)         (1,102)             --          (3,281)
                                                                     ---------  --------------  --------------  --------------

Loss before income taxes. . . . . . . . . . . . . . . . . . . . . .    (6,502)           (534)           (171)         (7,207)
Provision for income taxes. . . . . . . . . . . . . . . . . . . . .         3            (978)             --            (975)
                                                                     ---------  --------------  --------------  --------------
Income (loss) before equity in income of consolidated subsidiaries.    (6,505)            444            (171)         (6,232)
Equity (deficit) in income of consolidated subsidiaries . . . . . .       444              --            (444)             --
                                                                     ---------  --------------  --------------  --------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ (6,061)  $         444   $        (615)  $      (6,232)
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
                                                                     =========  ==============  ==============  ==============



                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              YEAR ENDED DECEMBER 31, 2001
                                                     (IN THOUSANDS)




                                                               Parent      Guarantor
                                                               Company    Subsidiaries    Eliminations    Consolidated
                                                              ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $190,509   $      58,515   $     (19,103)  $     229,921
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .   147,983          42,194         (15,923)        174,254
                                                              ---------  --------------  --------------  --------------

     Gross profit. . . . . . . . . . . . . . . . . . . . . .    42,526          16,321          (3,180)         55,667

Selling, general and administrative expenses . . . . . . . .    26,227          14,887              --          41,114
                                                              ---------  --------------  --------------  --------------

     Operating income. . . . . . . . . . . . . . . . . . . .    16,299           1,434          (3,180)         14,553

Interest expense . . . . . . . . . . . . . . . . . . . . . .   (13,755)           (642)             --         (14,397)
Other income (expense) . . . . . . . . . . . . . . . . . . .      (218)            460              --             242
                                                              ---------  --------------  --------------  --------------

Income before income taxes . . . . . . . . . . . . . . . . .     2,326           1,252          (3,180)            398
Provision for income taxes . . . . . . . . . . . . . . . . .        68            (724)             --            (656)
                                                              ---------  --------------  --------------  --------------
Income before equity in income of consolidated subsidiaries.     2,258           1,976          (3,180)          1,054
Equity (deficit) in income of consolidated subsidiaries. . .     1,976              --          (1,976)             --
                                                              ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,234   $       1,976   $      (5,156)  $       1,054
                                                              =========  ==============  ==============  ==============



                                SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                YEAR ENDED DECEMBER 31, 2003
                                                       (IN THOUSANDS)




                                                                    Parent      Guarantor
                                                                    Company    Subsidiaries   Eliminations    Consolidated
                                                                   ---------  --------------  -------------  --------------
Cash flows provided by (used in) operating activities . . . . . .  $ 13,521   $          (3)  $          --  $      13,518
                                                                   ---------  --------------  -------------  --------------

Cash flows from investing activities:
     Capital expenditures and proceeds from sales of fixed assets    (2,105)            366              --         (1,739)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,752             677              --          3,429
                                                                   ---------  --------------  -------------  --------------

     Net cash provided by investing activities. . . . . . . . . .       647           1,043              --          1,690
                                                                   ---------  --------------  -------------  --------------

Cash flows from financing activities:
     Net borrowings  on debt. . . . . . . . . . . . . . . . . . .   (10,498)         (3,107)             --        (13,605)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,770)          2,357              --         (1,413)
                                                                   ---------  --------------  -------------  --------------

     Net cash used in financing activities. . . . . . . . . . . .   (14,268)           (750)             --        (15,018)
                                                                   ---------  --------------  -------------  --------------

Effect of exchange rate changes in cash . . . . . . . . . . . . .        --             313              --            313

Change in cash and cash equivalents . . . . . . . . . . . . . . .      (100)            603              --            503

Cash and cash equivalents, beginning of period. . . . . . . . . .       205           2,731              --          2,936
                                                                   ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period. . . . . . . . . . . . .  $    105   $       3,334              --  $       3,439
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
                                                                   =========  ==============  =============  ==============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not  applicable.




                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:



NAME                AGE                       OFFICE
------------------  ---  ------------------------------------------------

Craig Sloan. . . .   53  Chief Executive Officer and Director
Russell C. Mello .   42  Chief Financial Officer, Treasurer and Secretary
Dave Andricks. . .   55  President of GSI Division
Allen A. Deutsch .   53  President of AP/Cumberland Division
David L. Vettel. .   45  President of GSI International Division
Michael Brotherton   42  Senior Vice-President of Operations
Cathy Sloan. . . .   53  Director




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

     MICHAEL BROTHERTON joined the Company in October 2002 as Senior Vice-President of Operations. From June 1988 to September 2002, he held various management positions culminating with Chief Operating Officer with Zexel Valeo Compressor U.S.A., Inc., a manufacturer of compressors for the automotive industry.

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



ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2003 of the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company (the "Named Executives").

                                     SUMMARY COMPENSATION TABLE


                                                                                         ALL OTHER
NAME & PRINCIPAL POSITION                  YEAR  ANNUAL COMPENSATION   COMPENSATION(1)
-----------------------------------------  ----  --------------------  ----------------
                                                        SALARY              BONUS
Craig Sloan                                2003  $            407,515  $             --  $   13,235
  Chief Executive Officer and Director     2002  $            407,515  $             --  $   11,288
                                           2001  $            407,515  $             --  $   11,702

Dave Andricks                              2003  $            130,000  $         27,023  $       --
  President of GSI Division                2002  $            130,000  $         10,776  $       --


Allen A. Deutsch                           2003  $            130,000  $         20,253  $       --
  President of AP/Cumberland Division      2002  $            130,000  $         21,673  $       --
                                           2001  $            130,000  $         26,000  $       --

David L. Vettel                            2003  $            130,000  $         13,880  $       --
  President of GSI International Division  2002  $            130,000  $         12,699  $       --
                                           2001  $            120,000  $         19,000  $       --

Michael Brotherton                         2003  $            130,000  $             --  $       --
  Senior Vice-President of  Operations




(1)  Consists  of  group  insurance  and  other  miscellaneous  benefits.


COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Company did not have a Compensation Committee during 2003. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2003. See "Certain Relationships and Related Transactions." During 2003, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2003.

DIRECTOR  COMPENSATION

     There is no compensation for being a member of the Board of Directors or for attending Board of Director meetings.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth certain information as of March 7, 2004 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.


                                                                                                    NON-VOTING
                                              VOTING COMMON STOCK                  COMMON STOCK(2)
                                              -------------------                  ---------------
                                              NUMBER OF            PERCENTAGE OF                    NUMBER OF   PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER . . . .  SHARES               VOTING                           SHARES      NON-VOTING
--------------------------------------------  -------------------  --------------                   ----------  --------------
Craig Sloan (1)                                         1,575,000         100.00%                      110,042          55.00%
Russell C. Mello (1)                                           --             --                        11,830           5.92%
Dave Andricks (1)                                              --             --                         6,216           3.11%
Allen A. Deutsch (1)                                           --             --                         8,802           4.40%
David L. Vettel (1)                                            --             --                        13,798           6.90%
Directors and executive officers as a group
  (5 persons in group)                                  1,575,000         100.00%                      150,688          75.33%



(1) The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.

     The Company has no compensation plans under which its equity securities are authorized for issuance.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company, the holder of voting common stock and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors,
(iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal to Craig Sloan with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan and the Company (subject to compliance with the terms of the indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering.

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $125,920, $196,691 and $243,849 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a shareholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $72,619, $10,987 and $65,203 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Resintech, which, as a result of a joint venture partnership, has a long-term supply agreement pursuant to which Resintech agreed to purchase 100% of its equipment requirements from the Company. Such transactions generally consist of sales of grain equipment and amounted to $0, $2,538 and $129,245 for 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to FarmPRO, Inc., which has a long-term supply agreement pursuant to which FarmPRO agreed to purchase 90% of its equipment requirements from the Company. In connection with the agreement, the Company agreed to guarantee FarmPRO borrowings under a letter of credit up to $4.5 million through 2006. In connection with such guarantee, the Company received an option to purchase up to 60% of the common stock of FarmPRO at a formula price, which approximates fair market value. The stock of FarmPRO serves as collateral for the guarantee. In addition, the Company holds two positions on the Board of Directors of FarmPRO. Sales to FarmPRO were $3.1 million, $5.0 million and $2.9 million in 2003, 2002 and 2001 respectively.

     The Company makes sales and rent payments in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $75,307, $128,838 and $178,432 for 2003, 2002 and 2001, respectively, and rent payments and expenses that amounted to $13,910 and $70,055 in 2003 and 2002, respectively. No rent payments were made in 2001.

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, one of whom is a current employee of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $564,362, $538,388 and $195,000 for 2003, 2002 and 2001, respectively, and sales of poultry equipment that amounted to $99,815, $63,225 and $9,000 for 2003, 2002 and 2001, respectively

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $238,095, $243,946 and $149,070 from 2003, 2002 and 2001, respectively, and sales of poultry equipment that amounted to $239,005, $37,877 and $19,263 from 2003, 2002 and 2001, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $89,348, $26,056 and $22,464 for 2003, 2002 and 2001,
respectively.

     The Company conducts transactions in the ordinary course of business with RAD Properties, a corporation owned by a shareholder of the Company. Such transactions generally consist of rent payments that amounted to $302,900 and $165,383 in 2003 and 2002, respectively. No rent payments were made in 2001.

     The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, Resintech, FarmPRO, Covell Bros., the Segatt family, Reliance, RAD Properties and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.


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

     The Company does not have an Audit Committee of its Board of Directors and does not have a "financial expert" on its Board of Directors; the Company believes that its internal controls and procedures are adequate to ensure the accuracy of its financial reporting. The Company has not adopted a formal "code of ethics" for its directors, officers or employees.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS ON FORM 8-K.

     (a)(1)  FINANCIAL  STATEMENTS:

          See "Index to Consolidated Financial Statements of The GSI Group, Inc." set forth in Item 8 hereof.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON MARCH 26, 2004.

                                   The  GSI  Group,  Inc.

                                   By:              /s/   Craig  Sloan
                                           ---------------------------
                                                       Craig  Sloan
                                        Director  and  Chief  Executive  Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT IN THE CAPACITIES INDICATED ON MARCH 26, 2004.



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

Date:  March  26,  2004

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

Date:  March  26,  2004

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Financial  Officer,
                                         Secretary  and  Treasurer


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------

  2.2**  Agreement for Non-Competition, dated June 30, 1998, by and among the stockholders of Avemarau
         Equipamentos Agricolas Ltda. And The GSI Group, Inc.
   3.1*  Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997
   3.2*  By-Laws of The GSI Group, Inc, as amended.
   4.1*  Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.
   4.2*  First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.
   4.3*  Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.
   4.5*  Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.
  10.3*  Agreement, dated April 9, 1997, between GSI/Cumberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd.
         relating to property located in Penang, Malaysia.
 10.5++  Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower and Congress Financial Corporation, as lender.
  10.6+  Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello.
   12.1  Computation of Ratio of Earnings to Fixed Charges.
   21.1  List of Subsidiaries of The GSI Group, Inc.
   99.1  Certification of Chief Executive Officer and Chief Financial Officer.


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

++     Incorporated  by  reference  from  the Company's Form 10-Q filed with the
Commission  on  November  7,  2003  pursuant  to  the  Securities  Act  of 1934.


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


                                                                                                      Exhibit 12.1








THE GSI GROUP, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(Dollars in Thousands)
                                                    Year ended December 31,
                                                    -------------------------

                                                                        1999      2000     2001     2002     2003
                                                    -------------------------  -------  -------  -------  --------
Income (Loss) from continuing
 Operations before tax                              $                 (3,677)  $ 4,711  $   398  $ 2,489  $(7,207)
                                                    =========================  =======  =======  =======  ========
Add Fixed Charges:
Interest expense on borrowings and
 amortization of deferred
 financing costs                                                      14,768    14,996   14,397   13,011   13,216
Interest portion of rent expense                                         750       707      656      386      326
                                                                      15,518    15,703   15,053   13,397   13,542
                                                    =========================  =======  =======  =======  ========

Adjusted Earnings                                                     11,841    20,414   15,451   15,886    6,335
                                                    =========================  =======  =======  =======  ========

Ratio of Earnings to Fixed
 Charges                                                               0.76x     1.30x    1.03x    1.19x    0.47x



                                                                    Exhibit 21.1


                               THE GSI GROUP, INC.
                              LIST OF SUBSIDIARIES
                              --------------------




COMPANY NAME                    LOCATION      TYPE OF ENTITY
----------------------------  -------------  -----------------
GSI Group (Asia) . . . . . .  Malaysia       SDN, BHD
GSI Group (Africa) . . . . .  South Africa   SA Prop Limited
GSI Group (Europe) . . . . .  Great Britain  Limited Liab. Co.
GSI/Cumberland . . . . . . .  Mexico         Limited Liab. Co.
The GSI Group (Canada) Co. .  Canada         Corporation
David Manufacturing Company.  USA - Iowa     Corporation
Agromarau Industria E
  Comercio Ltda. . . . . . .  Brazil         Limited Liab. Co.
GSI Group (Shanghai) . . . .  China          Limited Liab. Co.
GSI Group (Poland) . . . . .  Poland         Limited Liab. Co.