Form 10-Q
period 2004-04-02
GSI GROUP INC
filed 2004-05-10
CIK 1050925

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

                  For the Quarterly Period Ended April 2, 2004

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 1,775,000 shares outstanding as of May 10, 2004.

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL  INFORMATION
     Item 1.     Financial  Statements
                          Balance Sheets                                       3
                          Statements of Operations                             4
                          Statements of Cash Flows                             5
                          Notes to Financial Statements                        6

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results  of  Operations                                  14
     Item 3.     Quantitative  and Qualitative Disclosure About Market Risk   17
     Item 4.     Controls and Procedures                                      17

PART  II  -  OTHER  INFORMATION
     Item 1.     Legal Proceedings                                            18
     Item 2.     Changes in Securities and Use of Proceeds                     *
     Item 3.     Defaults Upon Senior Securities                               *
     Item 4.     Submission of Matters to a Vote of Security Holders           *
     Item 5.     Other Information                                             *
     Item 6.     Exhibits and Reports on Form 8-K                             18




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                (UNAUDITED)

                                                                            APRIL  2,    DECEMBER 31,
ASSETS                                                                        2004           2003
-------------------------------------------------------------------------  -----------  --------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    2,508   $       3,439
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      30,359          27,083
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,901          54,165
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,894           4,468
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,572           2,882
                                                                           -----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      97,234          92,037
                                                                           -----------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .      31,366          32,673
                                                                           -----------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .      12,062          12,243
  Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,399           1,077
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,826           2,881
                                                                           -----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .      16,287          16,201
                                                                           -----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  144,887   $     140,911
                                                                           ===========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   22,830   $      17,139
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,041           1,751
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . .       4,167           3,071
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       3,861           3,697
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,760           8,875
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .         352             148
                                                                           -----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      46,011          34,681
                                                                           -----------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .     123,016         129,563
                                                                           -----------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 1,575,000 shares). . . . . . . .          16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .           2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,327)        (11,929)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,122          12,531
  Treasury stock, at cost, voting (5,058,652 shares). . . . . . . . . . .     (26,950)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .          (9)             (9)
                                                                           -----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (24,140)        (23,333)
                                                                           -----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $  144,887   $     140,911
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



                      THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                              THREE FISCAL MONTHS ENDED
                              -------------------------

                                               APRIL 2,     MARCH 28,
                                                 2004         2003
                                              -----------  -----------
Sales                                         $   58,634   $   44,310

Cost of sales                                     47,104       35,130
                                              -----------  -----------

    Gross profit . . . . . . . . . . . . . .      11,530        9,180

Selling, general and administrative expenses       8,161        8,595
Amortization expense . . . . . . . . . . . .         162          311
                                              -----------  -----------
  Total operating expenses . . . . . . . . .       8,323        8,906
                                              -----------  -----------

Operating income . . . . . . . . . . . . . .       3,207          274

Other income (expense):
  Interest expense . . . . . . . . . . . . .      (3,076)      (3,014)
  Other, net . . . . . . . . . . . . . . . .        (179)         167
                                              -----------  -----------

    Loss before income tax expense . . . . .         (48)      (2,573)
                                              -----------  -----------

Income tax expense . . . . . . . . . . . . .         111          137
                                              -----------  -----------

    Net loss . . . . . . . . . . . . . . . .  $     (159)  $   (2,710)
                                              -----------  -----------


Basic and diluted loss per share . . . . . .  $    (0.09)  $    (1.53)
                                              -----------  -----------

Weighted average common shares outstanding .   1,775,000    1,775,000
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


                                THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                            THREE FISCAL MONTHS ENDED
                                                           ---------------------------
                                                                    APRIL 2,             MARCH 28,
                                                                      2004                 2003
                                                           ---------------------------  -----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . .                       1,364        1,664
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                       5,094       (1,650)
                                                           ---------------------------  -----------
          Net cash flows provided by operating activities                       6,458           14
                                                           ---------------------------  -----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . .                        (577)        (885)
  Proceeds from sale of fixed assets. . . . . . . . . . .                         352           31
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                         (30)         256
                                                           ---------------------------  -----------
          Net cash flows used in investing activities . .                        (255)        (598)
                                                           ---------------------------  -----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . .                         734           69
    Payments on shareholder loan. . . . . . . . . . . . .                        (530)        (199)
  Payments on long-term debt. . . . . . . . . . . . . . .                          --         (658)
  Net payments under line of credit agreement . . . . . .                      (6,589)        (525)
    Dividends . . . . . . . . . . . . . . . . . . . . . .                        (250)          --
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                        (500)         393
                                                           ---------------------------  -----------
          Net cash flows used in financing activities . .                      (7,135)        (920)
                                                           ---------------------------  -----------

Effect of Exchange Rate Changes on Cash . . . . . . . . .                           1           46

Decrease In Cash and Cash Equivalents . . . . . . . . . .  $                     (931)  $   (1,458)
Cash and Cash Equivalents, beginning of period. . . . . .                       3,439        2,936
                                                           ---------------------------  -----------
Cash and Cash Equivalents, end of period. . . . . . . . .  $                    2,508   $    1,478
                                                           ===========================  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2003 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in said 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 2, 2004 and the results of operations for the three months ended April 2, 2004 and cash flows for the three months ended April 2, 2004. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the three-month period ended April 2, 2004 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  LOSS

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                             April 2,    March 28,
                                               2004        2003
                                            ----------  -----------
Net loss . . . . . . . . . . . . . . . . .  $    (159)  $   (2,710)
Cumulative currency translation adjustment       (398)         668
  Comprehensive loss . . . . . . . . . . .  $    (557)  $   (2,042)
                                            ==========  ===========



3.     DETAIL  OF  CERTAIN  ASSETS


                               APRIL 2,   DECEMBER 31,
                                 2004         2003
                               ---------  -------------
              (IN THOUSANDS)
Inventories
             Raw materials     $  17,350  $      13,940
             Work-in-process      14,562         18,443
             Finished goods       25,989         21,782
                               ---------  -------------
             Total             $  57,901  $      54,165
                               =========  =============



4.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.5 million in interest during the quarters ended April 2, 2004 and March 28, 2003. The Company paid no income taxes during the first quarters of 2004 and 2003.

5.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of April 2, 2004.

          The Credit Facility with Congress Financial Corporation (Central) requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $19.5 million of availability on the line as of April 2, 2004.


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

     The Company has a contract with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets and other assets include $0.5 million of retainage withheld until completion of the projects and the meeting of certain performance criteria.

7.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first quarters of 2004 and 2003 are as shown in the table below (in thousands).


                      APRIL 2,   MARCH 28,
                        2004        2003
                      ---------  ----------
Grain product line .  $  32,464  $   24,543
Swine product line .      9,924       8,602
Poultry product line     16,246      11,165
                      ---------  ----------
     Sales . . . . .  $  58,634  $   44,310
                      =========  ==========


     For the first quarters of 2004 and 2003, sales in Brazil were $7.3 million and $3.6 million, respectively. Long-lived assets in Brazil were $2.9 million at April 2, 2004.

8.     GUARANTOR  SUBSIDIARIES

     The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by David
Manufacturing Company, GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group Poland Sp. z.o.o., The GSI Group (Africa)
(Pty) Ltd., GSI Group (Asia) Sdn. Bhd., Agromarau Industria e Comercio Ltda., The GSI Group (Shanghai) Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                 APRIL 2, 2004
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $    412   $       2,096   $          --   $       2,508
   Accounts receivable, net. . . . . . . . . . . . .    24,400           9,855          (3,896)         30,359
   Inventories, net. . . . . . . . . . . . . . . . .    45,279          12,622              --          57,901
   Other current assets. . . . . . . . . . . . . . .     3,077           3,389              --           6,466
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    73,168          27,962          (3,896)         97,234

Property, plant and equipment, net . . . . . . . . .    26,525           4,841              --          31,366
Goodwill and other intangible assets, net. . . . . .     2,891           9,171              --          12,062
Investment in and advances to/from subsidiaries. . .    44,291          (4,996)        (39,295)             --
Other long-term assets . . . . . . . . . . . . . . .     4,217               8              --           4,225
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $151,092   $      36,986   $     (43,191)  $     144,887
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $    352   $          --   $          --   $         352
   Accounts payable. . . . . . . . . . . . . . . . .    17,349           9,377          (3,896)         22,830
   Accrued liabilities . . . . . . . . . . . . . . .    20,199           2,630              --          22,829
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    37,900          12,007          (3,896)         46,011

Long-term debt . . . . . . . . . . . . . . . . . . .   125,005           7,125          (9,114)        123,016
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   162,905          19,132         (13,010)        169,027

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          22,398         (22,398)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             505            (505)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (12,327)             --         (12,327)
   Retained earnings (deficit) . . . . . . . . . . .    12,122           7,278          (7,278)         12,122
   Treasury stock, at cost . . . . . . . . . . . . .   (26,959)             --              --         (26,959)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .   (11,813)         17,854         (30,181)        (24,140)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $151,092   $      36,986   $     (43,191)  $     144,887
                                                      =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED APRIL 2, 2004
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 48,534   $      12,725   $      (2,625)  $      58,634
Cost of sales. . . . . . . . . . . . . . . . .    40,501           9,216          (2,613)         47,104
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .     8,033           3,509             (12)         11,530

Selling, general and administrative expenses .     5,520           2,803              --           8,323
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .     2,513             706             (12)          3,207

Interest expense . . . . . . . . . . . . . . .    (3,065)            (11)             --          (3,076)
Other expense. . . . . . . . . . . . . . . . .       (40)           (139)             --            (179)
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .      (592)            556             (12)            (48)
Provision for income taxes . . . . . . . . . .         -             111              --             111
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .      (592)            445             (12)           (159)
Equity in income of consolidated subsidiaries.       445              --            (445)             --
                                                ---------  --------------  --------------  --------------

Net (loss) income. . . . . . . . . . . . . . .  $   (147)  $         445   $        (457)  $        (159)
                                                =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED MARCH 28, 2003
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 39,174   $       9,207   $      (4,071)  $      44,310
Cost of sales. . . . . . . . . . . . . . . . .    32,335           6,818          (4,023)         35,130
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .     6,839           2,389             (48)          9,180

Selling, general and administrative expenses .     5,936           2,970              --           8,906
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .       903            (581)            (48)            274

Interest expense . . . . . . . . . . . . . . .    (3,005)             (9)             --          (3,014)
Other income (expense) . . . . . . . . . . . .      (162)            329              --             167
                                                ---------  --------------  --------------  --------------

Loss before income taxes . . . . . . . . . . .    (2,264)           (261)            (48)         (2,573)
Provision for income taxes . . . . . . . . . .         -             137              --             137
                                                ---------  --------------  --------------  --------------
Loss before equity in income of
Consolidated subsidiaries. . . . . . . . . . .    (2,264)           (398)            (48)         (2,710)
Equity in income of consolidated subsidiaries.      (398)             --             398              --
                                                ---------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . .  $ (2,662)  $        (398)  $         350   $      (2,710)
                                                =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        THREE FISCAL MONTHS ENDED APRIL 2, 2004
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows (used in) provided by operating activities. . . .  $  7,019   $        (561)  $          --  $       6,458
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets      (216)             (9)             --           (225)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,439          (1,469)             --            (30)
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     1,223          (1,478)             --           (255)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net payments on debt . . . . . . . . . . . . . . . . . . . .    (6,032)           (353)             --         (6,385)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,903)          1,153              --           (750)
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) financing activities. . . . .    (7,935)            800              --         (7,135)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --               1              --              1

Change in cash and cash equivalents. . . . . . . . . . . . .       307          (1,238)             --           (931)

Cash and cash equivalents, beginning of period . . . . . . .       105           3,334              --          3,439
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    412   $       2,096              --  $       2,508
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       THREE FISCAL MONTHS ENDED MARCH 28, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows (used in) provided by operating activities. . . .  $  3,725   $      (3,711)  $          --  $          14
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets       176          (1,030)             --           (854)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (737)            993              --            256
                                                              ---------  --------------  -------------  --------------

Net cash used in investing activities. . . . . . . . . . . .      (561)            (37)             --           (598)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings (payments) on debt. . . . . . . . . . . . . .    (3,249)          1,936              --         (1,313)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .        24             369              --            393
                                                              ---------  --------------  -------------  --------------

Net cash (used in) provided by financing activities. . . . .    (3,225)          2,305              --           (920)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --              46              --             46

Change in cash and cash equivalents. . . . . . . . . . . . .       (61)         (1,397)             --         (1,458)

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    144   $       1,334              --  $       1,478
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first quarters of 2004 and 2003, the Company's international sales accounted for 31% and 26% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

     The primary raw materials used by the Company to manufacture its products are steel and polymers. Fluctuations in the prices and availability of vendors for steel and, to a lesser extent, polymer materials can impact the Company's cost of sales. Recent sharp increases in the price of steel have forced the Company to pass along price increases to its customers, which may affect future demand. In addition, the Company may be unable to recover the full amount of these steel price increases from its customers.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended April 2, 2004 Compared to Three Months Ended March 28, 2003

     Sales increased 32.3% or $14.3 million to $58.6 million in the first quarter of 2004 compared to $44.3 million in the first quarter of 2003. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $11.5 million in the first quarter of 2004 or 19.7% of sales from $9.2 million or 20.7% of sales in the same period of 2003. This increase was a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of higher material costs.

     Selling, general and administrative expenses decreased 6.6% or $0.6 million to $8.3 million in the first quarter of 2004 from $8.9 million in the same period of 2003. This decrease was primarily the result of cost cutting measures.

     Operating income increased substantially to $3.2 million in the first quarter of 2004 from $0.3 million in the first quarter of 2003. This increase was attributable to the increase in gross profit.

     Interest expense increased $0.1 million in the first quarter of 2004 as compared to the first quarter of 2003 due to higher borrowing costs.

     Net loss decreased $2.6 million to a loss of $0.1 million for the first quarter of 2004 from a loss of $2.7 million in the same period of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of April 2, 2004, the Company had $51.2 million of working capital, a decrease of $6.1 million from working capital as of December 31, 2003. The decrease in working capital was primarily due to increases in accrued expenses, customer deposits and accounts payable of $11.1 million, partially offset by increases in accounts receivable and inventory of $7.0 million.

     Operating activities provided $6.4 million and $0.0 million in cash flow in the first quarters of 2004 and 2003, respectively. This $6.4 million increase in cash flow was primarily the result of an increase in net income, inventory, and other current assets, accounts payable, accrued expenses, and customer deposits of $7.2 million, partially offset by a decrease in depreciation and amortization, deferred taxes and accounts receivable of $1.2 million compared to the first quarter of 2003.

     Investing activities used $0.3 million and $0.6 million in cash flow in the first quarters of 2004 and 2003, respectively. The cash was used primarily for machinery and equipment purchases. The $0.3 million decrease in cash used in investing activities was partially a result of higher proceeds from the sale of fixed assets in 2004 compared to 2003.

     Financing activities used $7.1 million and $0.9 million in cash flow in the first quarters of 2004 and 2003, respectively. The cash was used primarily for payments on long-term debt.

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

CRITICAL  ACCOUNTING  POLICIES

     There are no material changes to the critical accounting policies since December 31, 2003.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At April 2, 2004, principal exposed to interest rate risk was limited to $25.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.3 million impact on the Company's results of operations.

     At April 2, 2004, approximately 16.3% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

(b)     REPORTS  ON  FORM  8-K:

          The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended April 2, 2004.

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

                               DATE:  MAY 10, 2004

                                 CERTIFICATIONS


I,  Craig  Sloan,  certify  that:

1.  I  have  reviewed this quarterly report on Form 10-Q of The GSI Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May  10,  2004

                                        /s/  Craig  Sloan
                                        -----------------
                                         Chief  Executive  Officer

I,  Russell  C.  Mello,  certify  that:

1.  I  have  reviewed this quarterly report on Form 10-Q of The GSI Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May  10,  2004

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