Form 10-Q
period 2004-07-02
GSI GROUP INC
filed 2004-08-10
CIK 1050925

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

                   For the Quarterly Period Ended July 2, 2004

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of August 10, 2004.

================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
  Item  1.  Financial  Statements
                  Balance Sheets                                              3
                  Statements of Operations                                    4
                  Statements of Cash Flows                                    5
                  Notes to Financial Statements                               6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations                                          16
  Item  3.  Quantitative  and Qualitative Disclosure About Market Risk       19
  Item 4.   Controls and Procedures                                          19

PART  II  -  OTHER  INFORMATION
  Item 1.     Legal Proceedings                                              20
  Item 2.     Changes in Securities and Use of Proceeds                       *
  Item 3.     Defaults Upon Senior Securities                                 *
  Item 4.     Submission of Matters to a Vote of Security Holders             *
  Item 5.     Other Information                                               *
  Item 6.     Exhibits and Reports on Form 8-K                               20




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                  THE GSI GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 (UNAUDITED)

                                                                               JULY  2,    DECEMBER 31,
ASSETS                                                                           2004          2003
----------------------------------------------------------------------------  ----------  --------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $   2,912   $       3,439
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .     35,520          27,083
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55,986          54,165
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,212           4,468
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,012           2,882
                                                                              ----------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .     99,642          92,037
                                                                              ----------  --------------
Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . . . .     31,057          32,673
                                                                              ----------  --------------
Other Assets:
  Goodwill and other intangible assets, net. . . . . . . . . . . . . . . . .     11,780          12,243
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,333           1,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,675           2,881
                                                                              ----------  --------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     15,788          16,201
                                                                              ----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 146,487   $     140,911
                                                                              ==========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  25,055   $      17,139
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,224           1,751
  Payroll and payroll related expenses . . . . . . . . . . . . . . . . . . .      1,699           3,071
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .     19,401           3,697
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,540           8,875
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .        830             148
                                                                              ----------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .     57,749          34,681
                                                                              ----------  --------------
Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . . . .    128,407         129,563
                                                                              ----------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares; issued
    6,633,652 shares; outstanding 626,948 shares at July 2, 2004 and
    1,575,000 shares at December 31, 2003 ). . . . . . . . . . . . . . . . .         16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . . . .          2               2
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (13,571)        (11,929)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,437          12,531
  Treasury stock, at cost, voting (6,006,704 shares at July 2, 2004 and
    5,058,652 shares at December 31, 2003) . . . . . . . . . . . . . . . . .    (41,550)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . . . .         (9)             (9)
                                                                              ----------  --------------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . . .    (39,669)        (23,333)
                                                                              ----------  --------------
      Total liabilities and stockholders' deficit. . . . . . . . . . . . . .  $ 146,487   $     140,911
                                                                              ==========  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.



                               THE GSI GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (UNAUDITED)


                         THREE FISCAL MONTHS ENDED     SIX FISCAL MONTHS ENDED
                         -------------------------     -----------------------

                                                 JULY 2,     JUNE 27,      JULY 2,     JUNE 27,
                                                  2004         2003         2004         2003
                                               -----------  -----------  -----------  -----------
Sales                                          $   79,855   $   65,653   $  138,489   $  109,963

Cost of sales                                      66,235       52,632      113,339       87,762
                                               -----------  -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . .      13,620       13,021       25,150       22,201

Selling, general and administrative expenses.       8,892        8,955       17,053       17,550
Amortization expense. . . . . . . . . . . . .         162          312          324          623
                                               -----------  -----------  -----------  -----------
  Total operating expenses. . . . . . . . . .       9,054        9,267       17,377       18,173
                                               -----------  -----------  -----------  -----------

Operating income. . . . . . . . . . . . . . .       4,566        3,754        7,773        4,028

Other expense:
  Interest expense. . . . . . . . . . . . . .      (3,438)      (3,161)      (6,514)      (6,175)
  Other, net. . . . . . . . . . . . . . . . .        (330)        (812)        (509)        (645)
                                               -----------  -----------  -----------  -----------

    Income (loss) before income tax expense .         798         (219)         750       (2,792)

Income tax expense. . . . . . . . . . . . . .         233           51          344          188
                                               -----------  -----------  -----------  -----------

    Net income (loss) . . . . . . . . . . . .  $      565   $     (270)  $      406   $   (2,980)
                                               -----------  -----------  -----------  -----------


Basic and diluted income (loss) per share . .  $     0.32   $    (0.15)  $     0.23   $    (1.68)
                                               -----------  -----------  -----------  -----------

Weighted average common shares outstanding. .   1,775,000    1,775,000    1,775,000    1,775,000
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


                                   THE GSI GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (IN THOUSANDS)
                                                (UNAUDITED)


                                                                      SIX FISCAL MONTHS ENDED
                                                                     -------------------------
                                                                              JULY 2,            JUNE 27,
                                                                               2004                2003
                                                                     -------------------------  ----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . . . . . . .                     2,645       3,323
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       616      (9,181)
                                                                     -------------------------  ----------
          Net cash flows provided by (used in) operating activities                     3,261      (5,858)
                                                                     -------------------------  ----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .                    (1,682)       (961)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .                       434         683
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        --         503
                                                                     -------------------------  ----------
          Net cash flows provided by (used in) investing activities                    (1,248)        225
                                                                     -------------------------  ----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . . . . . . .                     1,645       1,141
    Payments on shareholder loan. . . . . . . . . . . . . . . . . .                      (963)       (936)
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .                        --      (1,375)
  Net (payments) borrowings under line of credit agreement. . . . .                    (3,081)      5,403
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (500)       (959)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       418       1,304
                                                                     -------------------------  ----------
          Net cash flows provided by (used in) financing activities                    (2,481)      4,578
                                                                     -------------------------  ----------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .                       (59)        142
                                                                     -------------------------  ----------

Decrease In Cash and Cash Equivalents . . . . . . . . . . . . . . .  $                   (527)  $    (913)
Cash and Cash Equivalents, beginning of period. . . . . . . . . . .                     3,439       2,936
                                                                     -------------------------  ----------
Cash and Cash Equivalents, end of period. . . . . . . . . . . . . .  $                  2,912   $   2,023
                                                                     =========================  ==========


SUPPLEMENTAL CASH FLOW INFORMATION:

Accrual for common stock purchase . . . . . . . . . . . . . . . . .  $                 14,600          --
                                                                     -------------------------  ----------



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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 2, 2004 and the results of operations for the six months ended July 2, 2004 and cash flows for the six months ended July 2, 2004. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the six-month period ended July 2, 2004 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  LOSS

          The components of comprehensive loss for the periods presented are as follows (in thousands):


                                              July 2,    June 27,
                                               2004        2003
                                             ---------  ----------
Net income (loss) . . . . . . . . . . . . .  $    406   $  (2,980)
Cumulative currency translation adjustment.    (1,642)      2,340
  Comprehensive loss. . . . . . . . . . . .  $ (1,236)  $    (640)
                                             =========  ==========



3.     DETAIL  OF  CERTAIN  ASSETS


                               JULY  2,   DECEMBER 31,
                                 2004         2003
                               ---------  -------------
              (IN THOUSANDS)
Inventories
             Raw materials     $  19,262  $      13,940
             Work-in-process      12,262         18,443
             Finished goods       24,462         21,782
                               ---------  -------------
             Total             $  55,986  $      54,165
                               =========  =============



4.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $6.1 million and $6.0 million in interest during the six months ended July 2, 2004 and June 27, 2003. The Company paid no income taxes during the first six months of 2004 and 2003.

5.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of July 2, 2004.

          The Credit Facility with Congress Financial Corporation (Central) requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $22.0 million of availability on the line as of July 2, 2004.

     On July 9, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the "Credit Facility") to provide for term loans up to a maximum of $20.8 million, as well as to increase the Sloan Participation Obligations set forth therein from $2.5 million to $5.0 million. Proceeds from the increased term loan were used to purchase Voting Common Stock from Craig Sloan upon his retirement. A Capital Call Agreement was also signed on this date requiring Mr. Sloan to invest in the Company, if Excess Availability, as defined in the Credit Facility, falls below $5.0 million, in an amount that causes such availability to be at least $10.0 million. At July 12, 2004, such availability was $21.0 million.

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

     The Company has a contract with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current assets include $1.0 million of retainage withheld until completion of the project and the meeting of certain performance criteria.

     The Company has a contract with BMA Consulting, Inc., which is owned by a shareholder of the Company, to provide consulting services over the next 3 years and to pay $0.7 million at the end of the period.

7.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first six months of 2004 and 2003 are as shown in the table below (in thousands).


                      JULY 2,   JUNE 27,
                        2004      2003
                      --------  ---------
Grain product line .  $ 86,875  $  66,285
Swine product line .    21,424     19,045
Poultry product line    30,190     24,633
                      --------  ---------
     Sales . . . . .  $138,489  $ 109,963
                      ========  =========


     For the first six months of 2004 and 2003, sales in Brazil were $13.8 million and $7.3 million, respectively. Long-lived assets in Brazil were $2.9 million at July 2, 2004.

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


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                  JULY 2, 2004
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $     31   $       2,881   $          --   $       2,912
   Accounts receivable, net. . . . . . . . . . . . .    30,229           9,210          (3,919)         35,520
   Inventories, net. . . . . . . . . . . . . . . . .    44,445          11,541              --          55,986
   Other current assets. . . . . . . . . . . . . . .     3,269           2,846            (891)          5,224
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    77,974          26,478          (4,810)         99,642

Property, plant and equipment, net . . . . . . . . .    26,353           4,704              --          31,057
Goodwill and other intangible assets, net. . . . . .     2,886           8,894              --          11,780
Investment in and advances to/from subsidiaries. . .    45,291          (6,902)        (38,389)             --
Deferred taxes . . . . . . . . . . . . . . . . . . .        --           1,333              --           1,333
Other long-term assets . . . . . . . . . . . . . . .     2,668               7              --           2,675
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $155,172   $      34,514   $     (43,199)  $     146,487
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $    830   $          --   $          --   $         830
   Accounts payable. . . . . . . . . . . . . . . . .    19,583           9,391          (3,919)         25,055
   Accrued liabilities . . . . . . . . . . . . . . .    29,963           2,792            (891)         31,864
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    50,376          12,183          (4,810)         57,749

Long-term debt . . . . . . . . . . . . . . . . . . .   130,894           5,767          (8,254)        128,407
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   181,270          17,950         (13,064)        186,156

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          22,424         (22,424)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             505            (505)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (13,571)             --         (13,571)
   Retained earnings . . . . . . . . . . . . . . . .    12,437           7,206          (7,206)         12,437
   Treasury stock, at cost . . . . . . . . . . . . .   (41,559)             --              --         (41,559)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .   (26,098)         16,564         (30,135)        (39,669)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $155,172   $      34,514   $     (43,199)  $     146,487
                                                      =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  THREE FISCAL MONTHS ENDED JULY 2, 2004
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 68,236   $      14,404   $      (2,785)  $      79,855
Cost of sales. . . . . . . . . . . . . . . . .    59,059           9,961          (2,785)         66,235
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .     9,177           4,443              --          13,620

Selling, general and administrative expenses .     5,885           3,169              --           9,054
                                                ---------  --------------  --------------  --------------

Operating income . . . . . . . . . . . . . . .     3,292           1,274              --           4,566

Interest expense . . . . . . . . . . . . . . .    (3,431)             (7)             --          (3,438)
Other income (expense) . . . . . . . . . . . .      (511)            181              --            (330)
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .      (650)          1,448              --             798
(Benefit) provision for income taxes . . . . .        (5)            238              --             233
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .      (645)          1,210              --             565
Equity in income of consolidated subsidiaries.     1,210              --          (1,210)             --
                                                ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . .  $    565   $       1,210   $      (1,210)  $         565
                                                =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   SIX FISCAL MONTHS ENDED JULY 2, 2004
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $116,770   $      27,129   $      (5,410)  $     138,489
Cost of sales. . . . . . . . . . . . . . . . .    99,560          19,177          (5,398)        113,339
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    17,210           7,952             (12)         25,150

Selling, general and administrative expenses .    11,405           5,972              --          17,377
                                                ---------  --------------  --------------  --------------

Operating income . . . . . . . . . . . . . . .     5,805           1,980             (12)          7,773

Interest expense . . . . . . . . . . . . . . .    (6,496)            (18)             --          (6,514)
Other income (expense) . . . . . . . . . . . .      (551)             42              --            (509)
                                                ---------  --------------  --------------  --------------

(Loss) income before income taxes. . . . . . .    (1,242)          2,004             (12)            750
(Benefit) provision for income taxes . . . . .        (5)            349              --             344
                                                ---------  --------------  --------------  --------------
(Loss) income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .    (1,237)          1,655             (12)            406
Equity in income of consolidated subsidiaries.     1,655              --          (1,655)             --
                                                ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . .  $    418   $       1,655   $      (1,667)  $         406
                                                =========  ==============  ==============  ==============


                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 THREE FISCAL MONTHS ENDED JUNE 27, 2003
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 56,375   $      11,169   $      (1,891)  $      65,653
Cost of sales. . . . . . . . . . . . . . . . .    45,466           9,010          (1,844)         52,632
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    10,909           2,159             (47)         13,021

Selling, general and administrative expenses .     6,347           2,920              --           9,267
                                                ---------  --------------  --------------  --------------

Operating income (loss). . . . . . . . . . . .     4,562            (761)            (47)          3,754

Interest expense . . . . . . . . . . . . . . .    (3,148)            (13)             --          (3,161)
Other expense. . . . . . . . . . . . . . . . .      (309)           (503)             --            (812)
                                                ---------  --------------  --------------  --------------

Income (loss) before income taxes. . . . . . .     1,105          (1,277)            (47)           (219)
Provision for income taxes . . . . . . . . . .         3              48              --              51
                                                ---------  --------------  --------------  --------------
Income (loss) before equity in income of
Consolidated subsidiaries. . . . . . . . . . .     1,102          (1,325)            (47)           (270)
Equity in income of consolidated subsidiaries.    (1,325)             --           1,325              --
                                                ---------  --------------  --------------  --------------

Net loss . . . . . . . . . . . . . . . . . . .  $   (223)  $      (1,325)  $       1,278   $        (270)
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
                                                =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX FISCAL MONTHS ENDED JULY 2, 2004
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows (used in) provided by operating activities. . . .  $    (32)  $       3,293   $          --  $       3,261
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets    (1,003)           (245)             --         (1,248)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       570            (570)             --             --
                                                              ---------  --------------  -------------  --------------

Net cash used in investing activities. . . . . . . . . . . .      (433)           (815)             --         (1,248)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net payments on debt . . . . . . . . . . . . . . . . . . . .      (688)         (1,711)             --         (2,399)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,079          (1,161)             --            (82)
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) financing activities. . . . .       391          (2,872)             --         (2,481)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --             (59)             --            (59)
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .       (74)           (453)             --           (527)

Cash and cash equivalents, beginning of period . . . . . . .       105           3,334              --          3,439
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $     31   $       2,881              --  $       2,912
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         SIX FISCAL MONTHS ENDED JUNE 27, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows used in operating activities. . . . . . . . . . .  $ (5,732)  $        (126)  $          --  $      (5,858)
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets       857          (1,135)             --           (278)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       887            (384)             --            503
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     1,744          (1,519)             --            225
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net borrowings (payments) on debt. . . . . . . . . . . . . .     5,258          (1,025)             --          4,233
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,309)          1,654              --            345
                                                              ---------  --------------  -------------  --------------

Net cash provided by financing activities. . . . . . . . . .     3,949             629              --          4,578
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --             142              --            142
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .       (39)           (874)             --           (913)

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    166   $       1,857              --  $       2,023
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first six months of 2004 and 2003, the Company's international sales accounted for 27% and 26% of net sales, respectively.
International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

     On July 1, 2004, Craig Sloan retired as the Chief Executive Officer of The GSI Group, Inc. (the "Company"). On July 8, 2004, Mr. Sloan and the Company entered into a Severance, Non-Compete and Consulting Agreement providing the terms and conditions of Mr. Sloan's retirement and establishing a three-year period (subject to extension) during which Mr. Sloan will act as a consultant to the Company. Pursuant to that agreement, the Company also repurchased a portion of Mr. Sloan's common stock. Mr. Sloan is continuing to serve as a director of the Company and as the non-executive Chairman of the Board. Upon Mr. Sloan's retirement, the Board of Directors elected Russell C. Mello as Chief Executive
Officer  of  the  Company.

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

RESULTS  OF  OPERATIONS

Three  Months  Ended  July2,  2004  Compared to Three Months Ended June 27, 2003

     Sales increased 21.6% or $14.2 million to $79.9 million in the second quarter of 2004 compared to $65.7 million in the second quarter of 2003. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $13.6 million in the second quarter of 2004 or 17.1% of sales from $13.0 million or 19.8% of sales in the same period of 2003. This increase was primarily a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of higher material costs.

     Operating expenses decreased 2.3% or $0.2 million to $9.1 million in the second quarter of 2004 from $9.3 million in the same period of 2003. This decrease was primarily the result of cost cutting measures.

     Operating income increased to $4.6 million in the second quarter of 2004 from $3.8 million in the second quarter of 2003. This increase was attributable to the increase in gross profit.

     Interest expense increased $0.3 million in the second quarter of 2004 as compared to the second quarter of 2003 due to higher borrowing costs.

     Net income increased $0.8 million to $0.5 million for the second quarter of 2004 from a loss of $0.3 million in the same period of 2003.

Six  Months  Ended  July  2,  2004  Compared  to  Six Months Ended June 27, 2003

     Sales increased 25.9% or $28.5 million to $138.5 million in the first six months of 2004 compared to $110.0 million in the first six months of 2003. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $25.2 million in the first six months of 2004 or 18.2% of sales from $22.2 million or 20.2% of sales in the same period of 2003. This increase was a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of higher material costs.

     Operating expenses decreased 4.4% or $0.8 million to $17.4 million in the first six months of 2004 from $18.2 million in the same period of 2003. This decrease was primarily the result of cost cutting measures.

     Operating income increased substantially to $7.8 million in the first six months of 2004 from $4.0 million in the first six months of 2003. This increase was attributable to the increase in gross profit.

     Interest expense increased $0.3 million in the first six months of 2004 as compared to the first six months of 2003 due to higher borrowing costs.

     Net income increased $3.4 million to $0.4 million for the first six months of 2004 from a loss of $3.0 million in the same period of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of July 2, 2004, the Company had $41.9 million of working capital, a decrease of $15.5 million from working capital as of December 31, 2003. The decrease in working capital was primarily due to increases in accrued expenses (which includes the accrual for the common stock purchase) and accounts payable of $24.7 million, partially offset by increases in accounts receivable and inventory of $10.3 million.

     Operating activities provided $3.3 million and used $5.9 million in cash flow in the first six months of 2004 and 2003, respectively. This $9.2 million increase in cash flow was primarily the result of an increase in net income, inventory, other current assets, accounts payable, and accrued expenses of $10.1 million, partially offset by a decrease in depreciation and amortization, deferred taxes and accounts receivable of $0.8 million compared to the first six months of 2003.

     Investing activities used $1.2 million and provided $0.2 million in cash flow in the first six months of 2004 and 2003, respectively. The cash was used primarily for machinery and equipment purchases. The $1.4 million decrease in cash used in investing activities was partially a result of higher proceeds from the sale of fixed assets in 2003 compared to 2004.

     Financing activities used $2.5 million and provided $4.6 million in cash flow in the first six months of 2004 and 2003, respectively. The cash was used primarily for payments on long-term debt in 2004.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At July 2, 2004, principal exposed to interest rate risk was limited to $29.8 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.3 million impact on the Company's results of operations.

     At July 2, 2004, approximately 14.5% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

     Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's management the Company's Chief Executive Officer and Vice-President of Finance have concluded that as of the end of the period covered by this report, the Company has appropriate disclosure controls and procedures to ensure that information required to be disclosed by the Company in this quarterly report has been recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.

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

(b)     REPORTS  ON  FORM  8-K:

          In a current report filed on Form 8-K dated July 16, 2004, the Company reported information pursuant to "Item 5. Other Events" and "Item 7. Financial Statements, ProForma Financial Information and Exhibits".

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Ann  Montgomery
                                           --------------------
                                         Vice  President  -  Finance  (Principal
Accounting  Officer)


                             DATE:  AUGUST 10, 2004

                                 CERTIFICATIONS


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


Date:  August  10,  2004

                                        /s/  Russell  C.  Mello
                                        -----------------------
                                         Chief  Executive  Officer

I,  Ann  Montgomery,  certify  that:

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

Date:  August  10,  2004

                                        /s/  Ann  Montgomery
                                        --------------------
                                         Vice  President  -  Finance  (Principal
                                          Accounting  Officer)



                                                 INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  ---------------------------------------------------------------------------------------------------------

   3.1*  Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

   3.2*  By-Laws of The GSI Group, Inc, as amended.

 10.7**  Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John
         C. Sloan dated July 8, 2004.

   10.8  Indemnification Agreement dated July 7, 2004 between The GSI Group, Inc., and Ann
         Montgomery.

   10.9  Amendment to the October 31, 2003 Loan and Security Agreement, dated July 9, 2004, between The GSI Group, Inc., as borrower, and Congress Financial Corporation, as lender.

  10.10  Capital Call Agreement dated July 9, 2004, between Craig Sloan, as the capital call investor ;
         The GSI Group Inc., as borrower; and Congress Financial Corporation, as lender.

   99.1  Certification of Chief Executive Officer and Principal Accounting Officer.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

**     Incorporated  by  reference  from  the  Company's Form 8-K filed with the
Commission  on July 16, 2004 pursuant to the Securities Act of 1934, as amended.