Form 10-Q
period 2004-10-01
GSI GROUP INC
filed 2004-11-08
CIK 1050925

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

                 For the Quarterly Period Ended October 1, 2004

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of November 8, 2004.

================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
  Item  1.   Financial  Statements
               Condensed Consolidated Balance Sheets                          3
               Condensed Consolidated Statements of Income                    4
               Condensed Consolidated Statements of Cash Flows                5
               Notes to Condensed Consolidated Financial Statements           6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results  of  Operations                                          17
  Item 3.   Quantitative  and Qualitative Disclosure About Market Risk       20
  Item 4.   Controls and Procedures                                          20

PART  II  -  OTHER  INFORMATION
  Item 1.   Legal Proceedings                                                21
  Item 2.   Changes in Securities and Use of Proceeds                         *
  Item 3.   Defaults Upon Senior Securities                                   *
  Item 4.   Submission of Matters to a Vote of Security Holders               *
  Item 5.   Other Information                                                 *
  Item 6.   Exhibits and Reports on Form 8-K                                 21




* No response to this item is included herein for the reason that it is inapplicable.

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                   THE GSI GROUP, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  (UNAUDITED)

                                                                               OCTOBER 1,    DECEMBER 31,
ASSETS                                                                            2004           2003
----------------------------------------------------------------------------  ------------  --------------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $     2,239   $       3,439
  Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .       42,226          27,083
  Inventories, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       52,355          54,165
  Prepaids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,225           4,468
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,937           2,882
                                                                              ------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .      101,982          92,037
                                                                              ------------  --------------
Property, Plant and Equipment, net . . . . . . . . . . . . . . . . . . . . .       31,588          32,673
                                                                              ------------  --------------
Other Assets:
  Goodwill and other intangible assets, net. . . . . . . . . . . . . . . . .       11,775          12,243
  Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,461           1,077
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,718           2,881
                                                                              ------------  --------------
      Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       15,954          16,201
                                                                              ------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   149,524   $     140,911
                                                                              ============  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    17,565   $      17,139
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,252           1,751
  Payroll and payroll related expenses . . . . . . . . . . . . . . . . . . .        6,351           3,071
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .        6,433           3,697
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,614           8,875
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .        5,422             148
                                                                              ------------  --------------
      Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .       48,637          34,681
                                                                              ------------  --------------
Long-Term Debt, less current maturities. . . . . . . . . . . . . . . . . . .      132,812         129,563
                                                                              ------------  --------------
Commitments and Contingencies
Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares; issued
    6,633,652 shares; outstanding 626,948 shares at October 1, 2004 and
    1,575,000 shares at December 31, 2003 ). . . . . . . . . . . . . . . . .           16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares) . . . . . . . . . .            2               2
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,006           3,006
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,257)        (11,929)
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,867          12,531
  Treasury stock, at cost, voting (6,006,704 shares at October 1, 2004 and
    5,058,652 shares at December 31, 2003) . . . . . . . . . . . . . . . . .      (41,550)        (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares). . . . . . . . . . . .           (9)             (9)
                                                                              ------------  --------------
      Total stockholders' deficit. . . . . . . . . . . . . . . . . . . . . .      (31,925)        (23,333)
                                                                              ------------  --------------
      Total liabilities and stockholders' deficit. . . . . . . . . . . . . .  $   149,524   $     140,911
                                                                              ============  ==============


The accompanying notes to consolidated financial statements are an integral part of these statements.



                             THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                          (UNAUDITED)


                       THREE FISCAL MONTHS ENDED     NINE FISCAL MONTHS ENDED
                       -------------------------     ------------------------

                                               OCT. 1,    SEPT. 26,     OCT. 1,     SEPT. 26,
                                                2004        2003         2004         2003
                                              ---------  -----------  -----------  -----------
Sales                                         $ 89,856   $   77,270   $  228,345   $  187,233

Cost of sales                                   68,315       59,421      181,654      147,183
                                              ---------  -----------  -----------  -----------

    Gross profit . . . . . . . . . . . . . .    21,541       17,849       46,691       40,050

Selling, general and administrative expenses     9,832        9,924       26,885       27,474
Amortization expense . . . . . . . . . . . .       163          236          487          859
                                              ---------  -----------  -----------  -----------
  Total operating expenses . . . . . . . . .     9,995       10,160       27,372       28,333
                                              ---------  -----------  -----------  -----------

Operating income . . . . . . . . . . . . . .    11,546        7,689       19,319       11,717

Other expense:
  Interest expense . . . . . . . . . . . . .    (3,940)      (3,239)     (10,454)      (9,414)
  Other, net . . . . . . . . . . . . . . . .      (822)         112       (1,331)        (533)
                                              ---------  -----------  -----------  -----------

    Income before income tax expense . . . .     6,784        4,562        7,534        1,770

Income tax expense . . . . . . . . . . . . .       104          212          448          400
                                              ---------  -----------  -----------  -----------

    Net income . . . . . . . . . . . . . . .  $  6,680   $    4,350   $    7,086   $    1,370
                                              ---------  -----------  -----------  -----------


Basic and diluted income per share . . . . .  $   8.08   $     2.45   $     4.85   $     0.77
                                              ---------  -----------  -----------  -----------

Weighted average common shares outstanding .   826,948    1,775,000    1,461,281    1,775,000
                                              =========  ===========  ===========  ===========




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


                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)


                                                                      NINE FISCAL MONTHS ENDED
                                                                     --------------------------
                                                                              OCT. 1,             SEPT. 26,
                                                                                2004                2003
                                                                     --------------------------  -----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . . . . . . .                      3,937        4,859
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      5,430        1,758
                                                                     --------------------------  -----------
          Net cash flows provided by operating activities . . . . .                      9,367        6,617
                                                                     --------------------------  -----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . .                     (3,415)      (1,167)
  Proceeds from sale of fixed assets. . . . . . . . . . . . . . . .                        870          993
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         (7)         499
                                                                     --------------------------  -----------
          Net cash flows provided by (used in) investing activities                     (2,552)         325
                                                                     --------------------------  -----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . . . . . . .                      5,816        1,216
    Payments on shareholder loan. . . . . . . . . . . . . . . . . .                       (970)      (1,991)
  Payments on long-term debt. . . . . . . . . . . . . . . . . . . .                         --       (2,006)
  Net (payments) borrowings under line of credit agreement. . . . .                      3,561       (3,574)
    Purchase of Treasury Stock. . . . . . . . . . . . . . . . . . .                    (14,600)          --
    Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (750)        (959)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (1,090)         486
                                                                     --------------------------  -----------
          Net cash flows used in financing activities . . . . . . .                     (8,033)      (6,828)
                                                                     --------------------------  -----------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . . . .                         18          256
                                                                     --------------------------  -----------

Increase (Decrease) In Cash and Cash Equivalents. . . . . . . . . .  $                  (1,200)  $      370
Cash and Cash Equivalents, beginning of period. . . . . . . . . . .                      3,439        2,936
                                                                     --------------------------  -----------
Cash and Cash Equivalents, end of period. . . . . . . . . . . . . .  $                   2,239   $    3,306
                                                                     ==========================  ===========





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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of October 1, 2004 and the results of operations for the nine months ended October 1, 2004 and cash flows for the nine months ended October 1, 2004. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the nine-month period ended October 1, 2004 are not necessarily indicative of the operating results for the full year.


2.     COMPREHENSIVE  INCOME

          The components of comprehensive income for the periods presented are as follows (in thousands):


                                             October 1,   September 26,
                                                2004           2003
                                            ------------  --------------
Net income . . . . . . . . . . . . . . . .  $     7,086   $        1,370
Cumulative currency translation adjustment         (328)           2,100
  Comprehensive income . . . . . . . . . .  $     6,758   $        3,470
                                            ============  ==============



3.     DETAIL  OF  CERTAIN  ASSETS


                    OCTOBER 1,   DECEMBER 31,
                       2004          2003
                    -----------  -------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $    19,153  $      13,940
  Work-in-process.        8,752         18,443
  Finished goods .       24,450         21,782
                    -----------  -------------
       Total . . .  $    52,355  $      54,165
                    ===========  =============



4.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $6.9 million and $6.5 million in interest during the nine months ended October 1, 2004 and September 26, 2003. The
Company  paid  no  income  taxes  during the first nine months of 2004 and 2003.

5.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of October 1, 2004.

          The Credit Facility with Congress Financial Corporation (Central) requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $29.2 million of availability on the line as of October 1, 2004.

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

     On October 19, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the "Credit Facility") to decrease the interest rate on the term note by 1.25% and to provide for a revolving feature where the line can be between $8.0 million and $17.5 million for the period between October 19, 2004 and April 19, 2005.

     Subsequent to October 1, 2004, the Company purchased a building and manufacturing equipment from a company controlled by a shareholder of the Company for $2.3 million. The Company was previously leasing the building and manufacturing equipment from a company controlled by a shareholder.

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

7.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first nine months of 2004 and 2003 are as shown in the table below (in thousands).


                      OCT. 1,   SEPT. 26,
                        2004       2003
                      --------  ----------
Grain product line .  $146,737  $  116,037
Swine product line .    34,207      31,568
Poultry product line    47,401      39,628
                      --------  ----------
     Sales . . . . .  $228,345  $  187,233
                      ========  ==========


     For the first nine months of 2004 and 2003, sales in Brazil were $20.2 million and $12.4 million, respectively. Long-lived assets in Brazil were $3.9 million at October 1, 2004.

8.     GUARANTOR  SUBSIDIARIES

     The Company's payment obligation under the senior subordinated notes are fully and unconditionally guaranteed on a joint and several basis by GSI/Cumberland de Mexico S. de R.L. de C.V., The GSI Group (Europe) Ltd., The GSI Group Poland Sp. z.o.o. The GSI Group (Africa) (Pty) Ltd., GSI Group (Asia) Sdn. Bhd., Agromarau Industria e Comercio Ltda., The GSI Group (Shanghai) Ltd., and The GSI Group (Canada) Inc. (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct wholly owned subsidiaries of the Company. The obligations of the Guarantor Subsidiaries under their guarantees are subordinated to such subsidiaries' obligations under their guarantee of the Credit Facility.

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

     During July 2004, the Company dissolved the legal entity known as David Manufacturing Company (DMC). The dissolution of DMC had no impact on earnings. GSI continues to sell under the DMC brand name.


                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                OCTOBER 1, 2004
                                                 (IN THOUSANDS)


                                                       Parent      Guarantor
                                                       Company    Subsidiaries    Eliminations    Consolidated
                                                      ---------  --------------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . .  $     94   $       2,145   $          --   $       2,239
   Accounts receivable, net. . . . . . . . . . . . .    37,827           8,228          (3,829)         42,226
   Inventories, net. . . . . . . . . . . . . . . . .    42,077          10,278              --          52,355
   Other current assets. . . . . . . . . . . . . . .     2,840           2,963            (641)          5,162
                                                      ---------  --------------  --------------  --------------

Total current assets . . . . . . . . . . . . . . . .    82,838          23,614          (4,470)        101,982

Property, plant and equipment, net . . . . . . . . .    26,975           4,613              --          31,588
Goodwill and other intangible assets, net. . . . . .     8,534           3,241              --          11,775
Investment in and advances to/from subsidiaries. . .    32,752          (2,129)        (30,623)             --
Deferred taxes . . . . . . . . . . . . . . . . . . .        --           1,461              --           1,461
Other long-term assets . . . . . . . . . . . . . . .     2,716               2              --           2,718
                                                      ---------  --------------  --------------  --------------

Total assets . . . . . . . . . . . . . . . . . . . .  $153,815   $      30,802   $     (35,093)  $     149,524
                                                      =========  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Current portion of long-term debt . . . . . . . .  $  4,994   $         428   $          --   $       5,422
   Accounts payable. . . . . . . . . . . . . . . . .    13,082           8,312          (3,829)         17,565
   Accrued liabilities . . . . . . . . . . . . . . .    22,595           3,696            (641)         25,650
                                                      ---------  --------------  --------------  --------------

Total current liabilities. . . . . . . . . . . . . .    40,671          12,436          (4,470)         48,637

Long-term debt . . . . . . . . . . . . . . . . . . .   132,812           7,838          (7,838)        132,812
                                                      ---------  --------------  --------------  --------------

Total liabilities. . . . . . . . . . . . . . . . . .   173,483          20,274         (12,308)        181,449

Stockholders' equity (deficit):
   Common stock. . . . . . . . . . . . . . . . . . .        18          22,196         (22,196)             18
   Additional paid-in capital. . . . . . . . . . . .     3,006             505            (505)          3,006
   Accumulated other comprehensive loss. . . . . . .        --         (12,257)             --         (12,257)
   Retained earnings . . . . . . . . . . . . . . . .    18,867              84             (84)         18,867
   Treasury stock, at cost . . . . . . . . . . . . .   (41,559)             --              --         (41,559)
                                                      ---------  --------------  --------------  --------------

Total stockholders' equity (deficit) . . . . . . . .   (19,668)         10,528         (22,785)        (31,925)
                                                      ---------  --------------  --------------  --------------

Total liabilities and stockholders' equity (deficit)  $153,815   $      30,802   $     (35,093)  $     149,524
                                                      =========  ==============  ==============  ==============


                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                THREE FISCAL MONTHS ENDED OCTOBER 1, 2004
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $ 83,541   $       9,999   $      (3,684)  $      89,856
Cost of sales. . . . . . . . . . . . . . . . .    65,597           6,414          (3,696)         68,315
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    17,944           3,585              12          21,541

Selling, general and administrative expenses .     7,769           2,226              --           9,995
                                                ---------  --------------  --------------  --------------

Operating income . . . . . . . . . . . . . . .    10,175           1,359              12          11,546

Interest expense . . . . . . . . . . . . . . .    (3,883)            (57)             --          (3,940)
Other income (expense) . . . . . . . . . . . .      (825)              3              --            (822)
                                                ---------  --------------  --------------  --------------

Income before income taxes . . . . . . . . . .     5,467           1,305              12           6,784
(Benefit) provision for income taxes . . . . .      (183)            287              --             104
                                                ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .     5,650           1,018              12           6,680
Equity in income of consolidated subsidiaries.     1,018              --          (1,018)             --
                                                ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . .  $  6,668   $       1,018   $      (1,006)  $       6,680
                                                =========  ==============  ==============  ==============


                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 NINE FISCAL MONTHS ENDED OCTOBER 1, 2004
                                              (IN THOUSANDS)


                                                 Parent      Guarantor
                                                 Company    Subsidiaries    Eliminations    Consolidated
                                                ---------  --------------  --------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . .  $200,311   $      37,128   $      (9,094)  $     228,345
Cost of sales. . . . . . . . . . . . . . . . .   165,157          25,591          (9,094)        181,654
                                                ---------  --------------  --------------  --------------

Gross profit . . . . . . . . . . . . . . . . .    35,154          11,537              --          46,691

Selling, general and administrative expenses .    19,174           8,198              --          27,372
                                                ---------  --------------  --------------  --------------

Operating income . . . . . . . . . . . . . . .    15,980           3,339              --          19,319

Interest expense . . . . . . . . . . . . . . .   (10,379)            (75)             --         (10,454)
Other income (expense) . . . . . . . . . . . .    (1,376)             45              --          (1,331)
                                                ---------  --------------  --------------  --------------

Income before income taxes . . . . . . . . . .     4,225           3,309              --           7,534
(Benefit) provision for income taxes . . . . .      (188)            636              --             448
                                                ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries. . . . . . . . . . .     4,413           2,673              --           7,086
Equity in income of consolidated subsidiaries.     2,673              --          (2,673)             --
                                                ---------  --------------  --------------  --------------

Net income . . . . . . . . . . . . . . . . . .  $  7,086   $       2,673   $      (2,673)  $       7,086
                                                =========  ==============  ==============  ==============


                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                              THREE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
                                             (IN THOUSANDS)


                                                Parent      Guarantor
                                                Company    Subsidiaries    Eliminations    Consolidated
                                               ---------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . . . .  $ 64,710   $      15,025   $      (2,465)  $      77,270
Cost of sales . . . . . . . . . . . . . . . .    50,134          12,343          (3,056)         59,421
                                               ---------  --------------  --------------  --------------

Gross profit. . . . . . . . . . . . . . . . .    14,576           2,682             591          17,849

Selling, general and administrative expenses.     7,920           2,240              --          10,160
                                               ---------  --------------  --------------  --------------

Operating income. . . . . . . . . . . . . . .     6,656             442             591           7,689

Interest expense. . . . . . . . . . . . . . .    (3,226)            (13)             --          (3,239)
Other income. . . . . . . . . . . . . . . . .        24              88              --             112
                                               ---------  --------------  --------------  --------------

Income before income taxes. . . . . . . . . .     3,454             517             591           4,562
Provision for income taxes. . . . . . . . . .        --             212              --             212
                                               ---------  --------------  --------------  --------------
Income before equity in income of
Consolidated subsidiaries . . . . . . . . . .     3,454             305             591           4,350
Equity in income of consolidated subsidiaries       305              --            (305)             --
                                               ---------  --------------  --------------  --------------

Net loss. . . . . . . . . . . . . . . . . . .  $  3,759   $         305   $         286   $       4,350
                                               =========  ==============  ==============  ==============


                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
                               NINE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
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
                                               =========  ==============  ==============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       NINE FISCAL MONTHS ENDED OCTOBER 1, 2004
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows provided by operating activities. . . . . . . . .  $  2,981   $       6,386   $          --  $       9,367
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets    (1,128)         (1,417)             --         (2,545)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,812          (7,819)             --             (7)
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     6,684          (9,236)             --         (2,552)
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net payments on debt . . . . . . . . . . . . . . . . . . . .     7,619             788              --          8,407
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,295)            855              --        (16,440)
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) financing activities. . . . .    (9,676)          1,643              --         (8,033)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --              18              --             18
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .       (11)         (1,189)             --         (1,200)

Cash and cash equivalents, beginning of period . . . . . . .       105           3,334              --          3,439
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $     94   $       2,145              --  $       2,239
                                                              =========  ==============  =============  ==============


                              SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      NINE FISCAL MONTHS ENDED SEPTEMBER 26, 2003
                                                    (IN THOUSANDS)



                                                               Parent      Guarantor
                                                               Company    Subsidiaries   Eliminations    Consolidated
                                                              ---------  --------------  -------------  --------------
Cash flows provided by operating activities. . . . . . . . .  $  2,236   $       4,381   $          --  $       6,617
                                                              ---------  --------------  -------------  --------------

Cash flows from investing activities:
Capital expenditures and proceeds from sales of fixed assets      (418)           (749)             --        (1, 167)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,719          (2,227)             --          1,492
                                                              ---------  --------------  -------------  --------------

Net cash provided by (used in) investing activities. . . . .     3,301          (2,976)             --            325
                                                              ---------  --------------  -------------  --------------

Cash flows from financing activities:
Net payments on debt . . . . . . . . . . . . . . . . . . . .    (3,939)         (2,416)             --         (6,355)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,544)          1,071              --           (473)
                                                              ---------  --------------  -------------  --------------

Net cash used in financing activities. . . . . . . . . . . .    (5,483)         (1,345)             --         (6,828)
                                                              ---------  --------------  -------------  --------------

Effect of exchange rate changes on cash. . . . . . . . . . .        --             256              --            256
                                                              ---------  --------------  -------------  --------------

Change in cash and cash equivalents. . . . . . . . . . . . .        54             316              --            370

Cash and cash equivalents, beginning of period . . . . . . .       205           2,731              --          2,936
                                                              ---------  --------------  -------------  --------------

Cash and cash equivalents, end of period . . . . . . . . . .  $    259   $       3,047              --  $       3,306
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

     The Company's international sales have historically comprised a significant portion of net sales. In the first nine months of both 2004 and 2003, the Company's international sales accounted for 26% of net sales. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations.

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

RESULTS  OF  OPERATIONS

Three Months Ended October 1, 2004 Compared to Three Months Ended September 26, 2003

     Sales increased 16.3% or $12.6 million to $89.9 million in the third quarter of 2004 compared to $77.3 million in the third quarter of 2003. This increase was driven by increased demand for the Company's grain and poultry products.

     Gross profit increased to $21.5 million in the third quarter of 2004 or 24.0% of sales from $17.8 million or 23.0% of sales in the same period of 2003. This increase was primarily a result of increased sales.

     Operating expenses decreased 1.6% or $0.2 million to $10.0 million in the third quarter of 2004 from $10.2 million in the same period of 2003. This decrease was primarily the result of cost cutting measures.

     Operating income increased to $11.5 million in the third quarter of 2004 from $7.7 million in the third quarter of 2003. This increase was primarily attributable to the increase in gross profit.

     Interest expense increased $0.7 million in the third quarter of 2004 as compared to the third quarter of 2003 due to higher borrowing costs.

     Net income increased $2.3 million to $6.7 million for the third quarter of 2004 from $4.4 million in the same period of 2003.

Nine  Months  Ended  October 1, 2004 Compared to Nine Months Ended September 26,
2003

     Sales increased 22.0% or $41.1 million to $228.3 million in the first nine months of 2004 compared to $187.2 million in the first nine months of 2003. This increase was driven by increased demand for essentially all of the Company's products.

     Gross profit increased to $46.7 million in the first nine months of 2004 or 20.5% of sales from $40.1 million or 21.4% of sales in the same period of 2003. This increase was a result of increased sales. The decrease in gross profit as a percent of sales was primarily the result of higher material costs.

     Operating expenses decreased 3.4% or $0.9 million to $27.4 million in the first nine months of 2004 from $28.3 million in the same period of 2003. This decrease was primarily the result of cost cutting measures.

     Operating income increased substantially to $19.3 million in the first nine months of 2004 from $11.7 million in the first nine months of 2003. This increase was primarily attributable to the increase in gross profit.

     Interest expense increased $1.0 million in the first nine months of 2004 as compared to the first nine months of 2003 due to higher borrowing costs.

     Net income increased $5.7 million to $7.1 million for the first nine months of 2004 from $1.4 million in the same period of 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Company's 10 % senior subordinated notes.

     As of October 1, 2004, the Company had $53.3 million of working capital, a decrease of $4.0 million from working capital as of December 31, 2003. The decrease in working capital was primarily due to increases in accrued expenses, current maturities of long-term debt, and accounts payable of $13.9 million, partially offset by increases in accounts receivable and decreases in cash, prepaids, and inventory of $9.9 million.

     Operating activities provided $9.4 million and $6.6 million in cash flow in the first nine months of 2004 and 2003, respectively. This $2.8 million increase in cash flow was primarily the result of an increase in net income, accounts receivable, other current assets, accrued expenses, and customer deposits of $16.6 million, partially offset by a decrease in depreciation and amortization, accounts payable, deferred taxes and inventory of $14.5 million compared to the first nine months of 2003.

     Investing activities used $2.6 million and $0.3 million in cash flow in the first nine months of 2004 and 2003, respectively. The cash was used primarily for machinery and equipment purchases. The $2.9 million decrease in cash used in investing activities was partially a result of higher proceeds from the sale of fixed assets in 2003 compared to 2004.

     Financing activities used $8.0 million and $6.8 million in cash flow in the first nine months of 2004 and 2003, respectively. The cash was used primarily for the purchase of treasury stock in 2004 and for payments on long-term debt in 2003.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At October 1, 2004, principal exposed to interest rate risk was limited to $38.3 million in variable rate debt. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At October 1, 2004, approximately 16.2% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

          The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed as of the end of the period covered by this report, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that the disclosure controls and procedures were effective to provide reasonable assurance of the achievement of this objective.

     There were no changes in the Company's internal controls over financial reporting identified in the evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

(b)     REPORTS  ON  FORM  8-K:

          The Company did not file any Current Reports on Form 8-K during its fiscal quarter ended October 1, 2004.

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

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Ann  Montgomery
                                           --------------------
                                         Vice  President  -  Finance  (Principal
Accounting  Officer)


                            DATE:  NOVEMBER 8, 2004

                                INDEX TO EXHIBITS


EXHIBIT
 NO.                            DOCUMENT DESCRIPTION
 ---                            --------------------


10.11 Amendment No. 2 and Limited Waiver to the October 31, 2003 Loan and Security Agreement, dated October 19, 2004, between The GSI Group, Inc., as borrower, and Congress Financial Corporation, as lender.

31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2    Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32 Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer.