Form 10-K
period 2004-12-31
GSI GROUP INC
filed 2005-04-15
CIK 1050925

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    FORM 10-K


              [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of April 15, 2005.

                   Documents Incorporated by Reference:  None
================================================================================

FORWARD-LOOKING  STATEMENTS


     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of The GSI Group, Inc. (the "Company") and business strategies for our operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) such as "will," "may," "can," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management expresses an expectation or belief as to future results, we express that expectation or belief in good faith and believe it has a reasonable basis, but we can give no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     Our actual results may differ significantly from the results discussed in the forward-looking statements.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I
    Item 1.     Business                                                      4
    Item 2.     Properties                                                   10
    Item 3.     Legal Proceedings                                            11
    Item 4.     Submission of Matters to a Vote of Security Holders          11

PART  II

    Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities 12
    Item 6.     Selected Financial Data                                      13
    Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                        14
    Item  7A.   Quantitative and Qualitative Disclosure About Market Risk    21
    Item 8.     Financial Statements and Supplementary Data                  22
    Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial  Disclosure                                        45
    Item 9A.    Controls and Procedures                                      45
    Item 9B.    Other Information                                            45

PART  III
    Item 10.    Directors and Executive Officers of the Registrant           46
    Item 11.    Executive Compensation                                       47
    Item 12.    Security Ownership of Certain Beneficial Owners and Management
                and  Related  Stockholder  Matters                           48
    Item 13.    Certain Relationships and Related Transactions               48
    Item 14.    Principal Accountant Fees and Services                       49

PART  IV
    Item 15.    Exhibits and Financial Statement Schedules                   50

                                     PART I


ITEM  1.  BUSINESS.



GENERAL

     The Company is a major worldwide manufacturer of agricultural equipment. The Company believes that it is the largest global manufacturer of both (i) grain storage bins and related conditioning and handling systems and (ii) swine feed storage and delivery, ventilation and confinement systems. The Company is also one of the largest global providers of equipment to the poultry producing industry, providing feed storage and delivery, watering, ventilation and nesting systems. The Company markets its agricultural equipment primarily under its GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names in approximately 75 countries through a network of over 2,500 independent dealers, with whom the Company generally has long-term relationships. The Company's leading market position in the industry reflects both the strong, long-term relationships it has developed with its customers as well as the breadth, quality and reliability of its products.

     Through the Company's distribution network of independent dealers, the Company markets and sells a broad range of fully integrated grain storage, conditioning and handling products to farm operators and commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc. The end users of the Company's equipment operate grain farms, feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, conditioning and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering.

     The Company markets and sells its feeding and ventilation systems to swine and poultry growers, who purchase equipment through the Company's distribution network of independent dealers. The Company also markets its products to large integrators, such as Pilgrim's Pride Corporation, Tyson Foods, Inc. and Smithfield Foods, Inc., who purchase swine and poultry from growers pursuant to contracts that specify that particular agricultural equipment be used in the growing process. The Company believes that its swine and poultry systems are the most effective in the industry in minimizing the feed-to-meat ratio, a key measure of operational efficiency. The Company also believes that its swine and poultry systems are superior to those of its principal competitors due to its proprietary, patented designs and its broad range of fully integrated products and systems.

     On April 6, 2005, the Company's stockholders entered into an agreement to sell all of the issued and outstanding shares of voting and non-voting equity of the Company to an affiliate of Charlesbank Equity Fund V, Limited Partnership. In connection with the consummation of the transaction, it is expected that the Company will refinance or amend its senior credit facility and its 10-1/4% senior subordinated notes due 2007. The consummation of the transaction, which is expected to occur in May 2005, is subject to customary conditions, including the receipt of financing.

     The Company was incorporated in Delaware on April 30, 1964. The Company's principal executive office is located at 1004 East Illinois Street, Assumption, Illinois 62510 and its telephone number is (217) 226-4421.


COMPANY  COMPETITIVE  STRENGTHS

The  Company  believes  that  its  competitive  strengths include the following:

     Leading Market Positions. The Company believes that it is the largest global manufacturer of both (i) grain storage bins and related conditioning and handling systems and (ii) swine feed storage and delivery, ventilation and confinement systems. The Company is also one of the largest global providers of equipment to the poultry producing industry, providing feed storage and delivery, watering, ventilation and nesting systems. The Company believes that it has achieved its leading market position due to the breadth, quality and reliability of its products, its commitment to customer service and the effectiveness of its distribution network of independent dealers.

     Provider of Fully Integrated Systems with Strong Brand Names. The Company offers a broad range of integrated products and systems that permits customers to purchase all of their grain, swine and poultry production equipment needs through its distribution network of independent dealers. Through the Company's manufacturing expertise and experience, its GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names have achieved strong recognition in its markets. The Company designs its fully integrated systems to help its end-user customers achieve operational efficiencies and maximize operating results by lowering their total production costs and enhancing their productivity. The Company also believes that its dealers benefit from purchasing fully integrated systems due to the strong after-market support for its end-user customers, lower administrative and shipping costs and the efficiencies they gain from dealing with a single supplier.

     Effective Global Distribution Network. The Company believes that it has developed a highly effective global distribution network consisting of over 2,500 independent dealers that market the Company's products in approximately 75 countries. To ensure a high level of customer service, the Company carefully selects and trains its dealers. This approach to dealer selection and training has helped the Company to maintain a very low turnover rate within its dealer network, thereby providing its end-user customers with consistency and stability of equipment and system supply. As a result, over the last three fiscal years, no domestic dealer representing sales to the Company in excess of $1 million per year has discontinued sales of any of the Company's principal products in favor of those of a competitor. The Company's distribution network is also the principal supplier of repair parts to the end users of its products, which enables the Company to maintain strong ongoing relationships with its end-user customers and dealers. These relationships often result in long-term brand loyalty to the Company's products on the part of end-user customers, and create a steady base of recurring revenues for the Company. For example, within each of the Company's three product lines (grain, swine and poultry), its 10 largest dealers have been purchasing the Company's equipment and systems for an average of over 10 years.

     Highly Diversified Revenue Base. The Company is well diversified by product line, geography and customer base. The Company sells its products to customers in approximately 75 countries through a network of over 2,500 independent dealers. In each of the last three fiscal years, no single customer or product class represented more than 10% of the Company's sales.

     Experienced Management Team. The Company is led by a management team with significant experience in the agricultural products industry. The Company's executive management team has an average of 23 years of industry experience, which the Company believes helps it to establish strong, credible customer relationships and identify and respond quickly to market opportunities. The Company's Chairman and senior management own 100% of the Company's outstanding common stock, and in the event the pending sale of the Company's stock is consummated, have committed to purchase a significant portion of the new parent company's common stock at the same price per share being paid by the purchaser.

BUSINESS  STRATEGY

     The Company is a major provider of agricultural equipment, and its objective is to continue to pursue profitable growth in its markets. The
Company's  business  strategy  includes  the  following  principal  elements:

     Capitalize on Favorable Market Conditions and Trends. The Company intends to capitalize on the strong conditions and attractive market trends that exist in its industry. According to the United States Department of Agriculture, or USDA, from 2003 to 2004 U.S. net farm income increased 24% to $74 billion. The Company believes this increase will lead to increased domestic demand for its equipment in 2005. In addition, the Company believes there are several trends that will continue to drive demand for its grain equipment. As described in more detail below under "Industry Overview," these trends include (i) conversion of domestic cropland from soybeans to corn which continues to result in an increase in the aggregate volume of bushels produced, (ii) growth in demand for corn driven primarily by an increase in ethanol production in the United States,
(iii) growth in genetically modified grains, which have greater storage and handling needs, (iv) continued increases in domestic corn yields and (v) continuing consolidation of the grain farm sector and the resulting increase in large scale on-farm grain storage. Demand for the Company's products is also being driven by producers' increasing focus on the efficiency of their agricultural equipment and by the increased presence of protein (for example, poultry and pork) in the diets of consumers.

     Leverage Extensive Global Distribution Network. The Company has developed a highly effective and established global distribution network, and it intends to continue to use its distribution network and strong brand names to deepen its relationships with existing customers as well as to attract new customers. Part of this strategy involves using its distribution network to introduce new products into the market. For example, in 1998 the Company introduced through its distribution network its grain handling equipment, including the Grain King line of transport products for the movement of grain, which has accounted for more than $30 million of its sales.

     Capitalize on Growth in International Markets. The Company believes that it has leading market positions in key international growth markets for grain and livestock equipment, such as Brazil, China and Eastern Europe. The Company intends to continue to leverage its worldwide brand name recognition, leading market positions and international distribution network to capture the growing demand for its products that exists in the international marketplace. The Company also believes that the economic growth occurring in its international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry and pork and, in turn, the Company's products.

     Continue Development of Proprietary Product Innovations. The Company's research and development efforts focus on the development of new and technologically advanced products to respond to customer demands, changes in the marketplace and new technology. The Company works closely with its customers and capitalizes on existing technology to improve existing products and develop new value-added products. For example, the Company's HI-LO pan feeder has the unique ability to adjust from floor feeding to regulated feed levels, thereby minimizing the feed-to-meat ratio and increasing growers' efficiency. The Company intends to continue to actively develop product improvements and innovations to more effectively serve its customers.

     Focus on Improving Profitability and Cash Flow Generation. In 2002, the Company began to implement a lean manufacturing initiative, which is primarily responsible for reducing our labor expense as a percent of sales from 2002 to 2004. The Company believes that significant opportunity exits to continue to enhance its profitability and capital efficiency by further applying lean techniques to its manufacturing operations.

INDUSTRY  OVERVIEW

     The industry in which the Company operates is characterized both domestically and internationally by a few large companies with broad product offerings, such as the Company, CTB, Inc., a Berkshire Hathaway company, and Big Dutchman International GmbH, and numerous small manufacturers of single product lines. Competition is based on product value, reputation, quality, design and price as well as customer service. The Company believes that its leading brand names, diversified high-quality product lines and strong distribution network enable it to compete effectively.

     Demand for agricultural equipment such as the Company's products is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers' increasing focus on improving productivity. The USDA projects U.S. net farm income to average $61 billion per year over the next 10 years as compared to an average of $48 billion per year in the 1990s.

     Demand for grain equipment is increasing, due in large part to the following factors:

- Conversion of Domestic Cropland from Soybeans to Corn. U.S. farmers are increasingly converting cropland to corn production due to expanded applications for corn and the increased relative profitability of corn production as compared to soybean production. According to the USDA, 2004 corn yields averaged 160 bushels per acre, compared to an average yield of 43 bushels per acre of soybeans. In addition, the harvesting, processing and distribution of corn is more equipment intensive than that of soybeans, due principally to the greater conditioning needs of corn. These factors are driving demand for additional infrastructure for grain storage, conditioning and handling.

- Increase in Domestic Ethanol Production. Ethanol, produced from corn, is used as an additive to gasoline. According to the USDA, corn used in ethanol production grew at a compound annual growth rate of 14% from 1997 to 2004. Approximately 12% of 2004 domestic corn production was devoted to the production of ethanol. The USDA projects that demand for ethanol will continue to increase due to, among other factors, continued strong petroleum prices and regulatory bans on methyl tertiary butyl ether (MTBE) as an alternative fuel oxygenate.

- Proliferation of Genetically Modified Organisms ("GMOs"). GMO acceptance among consumers has been growing, as has the breadth of GMO offerings. In order to ensure traceability, genetically modified grains must be separated during storage, transfer and conditioning, which requires that farmers and processors maintain multiple storage units and related conditioning and handling equipment.

- Long-term Increases in Corn Yields. The increase in grain production attributable to advancements in seed and fertilizer engineering necessitates additional storage and other equipment to keep pace with production. According to the USDA, from 1984 to 2004, domestic corn production increased from 107 bushels per acre to 160 bushels per acre, which the Company believes resulted, in part, from these engineering changes and other technological advancements.

- Consolidation of Grain Farm Production. According to the USDA, the percentage of total cropland acreage managed by farms with more than $1 million in annual revenue is projected to increase from 12% in 2004 to 26% in 2010. Larger grain farms are more likely to invest in large on-farm storage facilities due to their ability to afford greater capital goods purchases and their need for greater scale economies.

     The Company's sales of swine and poultry equipment historically have been affected by the level of construction of new facilities undertaken by swine and poultry producers, which is affected by feed prices, environmental regulations and domestic and international demand for pork and poultry. Increases in feed and grain prices, which historically have supported sales of the Company's grain equipment and systems, have also historically resulted in a decline in sales of feeding, watering and ventilation systems to swine and poultry producers. Demand for the Company's swine and poultry equipment is also impacted by changes in consumers' dietary habits, as consumers in the U.S. increase their consumption of poultry and pork and as consumers in developing countries devote larger portions of their income to improved and higher protein-based diets.

PRODUCTS

     The Company manufactures (i) grain storage bins and related conditioning and handling systems, (ii) swine feed storage and delivery, ventilation and confinement systems and (iii) poultry feed storage and delivery, watering, ventilation and nesting systems. The Company offers a broad range of products that permits customers to purchase their grain, swine and poultry production equipment needs from one supplier. The Company believes that its ability to offer integrated systems provides it with a competitive advantage by enabling its customers to purchase complete, integrated production systems from a single supplier who can offer high-quality installation and service.


   Grain  Product  Line

     The Company manufactures the following grain production equipment and systems:

     Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of over 730,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI brand name. The Company's grain storage bins are manufactured using high-yield, high-tensile, galvanized steel and are assembled with high-strength, galvanized bolts and anchor brackets. The
Company's grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity. The Company believes that its grain storage bins are the most reliable in the industry.

     Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities to dry up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI, DMC, Zimmerman and FFI brand names. The Company's drying equipment, which includes fans, heaters, top dryers, stirring devices, portable dryers, stack dryers, tower dryers and process dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

     Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI and Grain King brand names. The Company's grain handling equipment can be easily integrated into the Company's systems and those of its competitors and enables the Company to offer a fully integrated product line to grain producers.

   Swine  Product  Line

     The Company manufactures the following swine production equipment and systems:

     Feeding Systems. The Company manufactures its swine feeding products under its AP brand name. The Company custom designs a wide array of state-of-the-art feeding systems used in today's modern swine facilities. These include the popular Flex-Flo auger systems that are typically used to transport feed from the bulk feed storage tanks located outside of the buildings to the inside of the structure. Once inside it is moved either by additional Flex-Flo equipment or is transferred to the Company's versatile "Chain Disk System", which makes turns and changes in elevation much more easily. The feed is then delivered to the swine using a wide variety of ad lib feeders that are specifically designed to minimize feed waste by allowing a consistent setting to a predetermined level, provide the swine with a high degree of comfort and be user-friendly to the producer. The Company also manufactures and sells individual feed dispensers, which producers use at times to feed each animal an exact amount of feed daily. All of these systems are highly automated and are designed to address the continually changing, multifaceted production practices in the pork industry, such as "wean to finish" technology (where pigs are started on a feeder at a very young age, using special designs that allow them to feed without being injured) or "sorting technology" (where pigs are sorted by weight daily and fed in accordance with selective parameters).

     Ventilation Systems. The Company manufactures ventilation systems for swine buildings under its AP and Airstream brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems perform a critical role in minimizing the grower's feed-to-meat conversion ratio because they reduce stress caused by extreme temperature fluctuation, allowing for higher-density productions and facilitate optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control. The Company further specializes in designs that work with the new emerging production practices as they are being developed by producers so that the designs are market-ready when these production practices gain more widespread market acceptance.

     Other Production Equipment. The Company manufactures and markets a wide array of equipment used in the balance of the swine production process, including plastic slated flooring, highly efficient watering devices, a wide variety of PVC extrusions used for construction applications in the facilities, rubber floor mats for pig comfort, creep heating systems for baby pigs, several styles of steel confinement equipment, and the latest in practical feed, water, and environmental monitoring equipment.


   Poultry  Product  Line

     The Company manufactures the following poultry production equipment and systems:

     Feeding Systems. The Company manufactures its poultry feeding systems under its Cumberland brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company's poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company's poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to help prevent spoilage, and blended to provide uniform quality rations. The Company's poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners. The Company believes that its patented HI-LO pan feeder is superior to competitors' products due to its unique ability to adjust from floor feeding for young chicks to regulated feed levels for older birds, thereby lowering the feed-to-meat ratio.

     Watering Systems. The Company manufactures nipple watering systems for poultry producers under its Cumberland brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company's poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components, which units contain a regulator designed to provide different levels of water pressure according to demand. The Company's poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The Company's watering nipples are also designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

     Ventilation Systems. The Company manufactures ventilation systems for poultry producers under its Cumberland and Airstream brand names. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtains, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools. Accurate bird weighing systems integrate with the environmental controls to give growers and integrators running averages of their flock weights.

     Nesting Systems. The Company manufactures nesting systems for poultry producers under its Cumberland brand name. These systems consist of mechanical nests and egg collection tables. The Company's nesting systems are manufactured using high-yield, high-tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel. The Company believes that its nesting systems are among the most reliable and cost-effective in the poultry industry.

     In 2004, 2003 and 2002, no single customer represented more than 10% of the Company's sales and no single class of products represented more than 10% of the Company's sales.

PRODUCT  DISTRIBUTION

     The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company's dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turnover rate among its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

     The Company also maintains a sales force to provide oversight services for its distribution network, interact with integrators and end users, recruit additional dealers for the Company's products, and educate the dealers on the uses and functions of those products. The Company further supports and markets its products with a technical service and support team, which provides training and advice to dealers and end users regarding installation, operation and service of products and, when necessary, on-site service.

     For  information  regarding  the  Company's sales by geographic region, see
Note  13  to  the  Consolidated Financial Statements included in Item 8 hereof.

COMPETITION

     The market for the Company's products is competitive. Domestically and internationally, the Company competes with a few large companies with broad product offerings, such as CTB, Inc. a Berkshire Hathaway company and Big Dutchman International GmbH, and numerous small manufacturers of single product lines. Competition is based on product value, reputation, quality, design and price as well as customer service. The Company believes that its leading brand names, diversified high-quality product lines and strong distribution network enable it to compete effectively. The Company further believes that its ability to offer integrated systems to grain, swine and poultry producers, which significantly lowers their total production costs and enhances their productivity, provides it with a competitive advantage versus competitors that do not provide integrated systems.

NEW  PRODUCT  DEVELOPMENT

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $3.6 million, $2.5 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company charges research and development costs to operations as incurred.

RAW  MATERIALS

     The primary raw materials used by the Company to manufacture its products are steel and polymer materials, including PVC pipe, polypropylene and polyethylene. The Company also purchases various component parts, such as motors, that are integrated into the Company's products. The Company is not dependent on any one of its suppliers and in the past has not experienced difficulty in obtaining materials or components. In addition, materials and components purchased by the Company are readily available from alternative suppliers. The Company has no long-term supply contracts for materials or components, except for steel.

REGULATORY  AND  ENVIRONMENTAL  MATTERS

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

BACKLOG

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within a few weeks of their order. The Company's backlog at December 31, 2004 was $29.9 million compared to $23.4 million at December 31, 2003. The Company believes that the 2004 ending backlog will be filled by the end of 2005.

PATENTS  AND  TRADEMARKS

     The Company protects its technological and proprietary developments through a combination of trade secrets, patents and trademarks. The Company currently has several active U.S. and foreign patents, trademarks and various licenses for other intellectual property. While the Company believes its patents, trademarks and licensed information have significant value, the Company does not believe that its competitive position or that its operations are dependent on any individual patent or trademark or group of related patents or trademarks.

EMPLOYEES

     As of December 31, 2004, the Company had 1,515 employees of whom 1,468 were permanent and 47 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.


ITEM  2.  PROPERTIES.

     The principal properties of the Company as of April 15, 2005, were as follows:



Location                Owned/Leased     Description of Property
----------------------  ------------  -----------------------------
Assumption, Illinois .  Own           Manufacturing/Sales
Paris, Illinois. . . .  Own           Manufacturing/Assembly
Newton, Illinois . . .  Own           Manufacturing/Assembly
Vandalia, Illinois . .  Own           Manufacturing/Assembly
Flora, Illinois. . . .  Own           Manufacturing/Assembly
Clear Lake, Iowa . . .  Own           Sales/Warehouse
Sioux City, Iowa . . .  Lease         Sales/Warehouse
Marau, Brazil. . . . .  Lease         Manufacturing/Sales
Penang, Malaysia . . .  Lease         Manufacturing/Sales/Warehouse
Queretero, Mexico. . .  Lease         Sales/Warehouse
Honeydew, South Africa  Lease         Sales/Warehouse
Poznan, Poland . . . .  Lease         Sales
Shanghai, China. . . .  Lease         Sales/Warehouse


     The corporate headquarters for the Company is located in Assumption, Illinois.

     The Company's owned facilities (other than its Brazil facility) are subject to mortgages held by Congress Financial Corporation. The Company's leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

     The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company's current levels of operation.


ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is involved in various legal matters arising in the ordinary course of business which, in the opinion of management, are not expected to have a material adverse affect on the Company's financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY,  RELATED
                STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES.

     There is no established public trading market for any class of the Company's common stock. As of April 15, 2005, the Company had 19 holders of its common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 2004 and December 31, 2003, the Company declared dividends totaling $1.6 million and $1.1 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 % Senior Subordinated Notes due 2007 (the "Notes") and the Company's credit facility with Congress Financial Corporation (Central) (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors of the Company, may deem relevant.


PURCHASES  OF  EQUITY  SECURITIES  BY  THE  ISSUER  AND  AFFILIATED  PURCHASERS


               Total  Number  of     Maximum  Number
               Shares  Purchased  as     of  Shares  that  may
     Total  Number  of     Average  Price  Paid     part  of Publicly     yet be
Purchased

                Shares Purchased  Per Share   Announced Plan  under the Plan
7/1/04-8/1/04*           948,052  $    15.40              --              --






     * 948,052 shares purchased other than through publicly announced plan which was a transaction contemplated and provided by the Board of Directors.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     Set  forth below is certain selected historical consolidated financial data for the Company as of and  for  the  years  ended  December  31,  2000,  2001, 2002, 2003 and 2004.  The selected historical consolidated  financial  data  for  the  years  indicated  were  derived from the audited consolidated financial  statements  of  the Company.  The information set forth below should be read in conjunction with  Item  7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"
and  the  Consolidated  Financial  Statements  and  notes  thereto  included  in  Item  8  hereof.

     As  discussed  in  the  Note  18  to  the  Consolidated  Financial Statements, certain historical information in the Consolidated Financial Statements has been restated. Please read the Note 18 to the
Consolidated  Financial  Statements  for additional information about these restatements. The selected financial  data  set  forth  below has been adjusted to reflect these restatements for the years ended
December  31,  2001,  2002  and  2003.


                                          YEARS ENDED DECEMBER 31,
                                          ------------------------

                                                   2000       2001       2002       2003       2004
                                                 ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT (000'S):
 Sales. . . . . . . . . . . . . . . . . . . . .  $243,164   $228,938   $229,518   $236,868   $288,131
 Cost of sales. . . . . . . . . . . . . . . . .   184,169    174,359    183,321    189,699    226,310
                                                 ---------  ---------  ---------  ---------  ---------
 Gross profit . . . . . . . . . . . . . . . . .    58,995     54,579     46,197     47,169     61,821
 Operating expenses . . . . . . . . . . . . . .    39,936     41,160     38,944     41,050     45,352
                                                 ---------  ---------  ---------  ---------  ---------
 Operating income . . . . . . . . . . . . . . .    19,059     13,419      7,253      6,119     16,469
 Interest expense . . . . . . . . . . . . . . .   (14,997)   (14,397)   (13,010)   (13,215)   (14,104)
 Other income (expense) . . . . . . . . . . . .       439        310       (610)       256        (90)
                                                 ---------  ---------  ---------  ---------  ---------
 Income (loss) before income taxes. . . . . . .     4,501       (668)    (6,367)    (6,840)     2,275
 Provision (benefit) for income taxes . . . . .      (657)      (762)       106       (995)       499
                                                 ---------  ---------  ---------  ---------  ---------
 Income (loss) from continuing operations . . .     5,158         94     (6,473)    (5,845)     1,776
 Discontinued Operations:
 Gain from sale of discontinued operations. . .        --         --         --         --        118
 Gain from discontinued operations, net of tax.       121         95        303        142        (93)
                                                 ---------  ---------  ---------  ---------  ---------
 Income (loss) before minority interest . . . .     5,279        189     (6,170)    (5,703)     1,801
 Minority interest in Net Income of subsidiary.        --         --        (26)       (77)       (92)
                                                 ---------  ---------  ---------  ---------  ---------
 Net income (loss). . . . . . . . . . . . . . .  $  5,279   $    189   $ (6,196)  $ (5,780)  $  1,709
                                                 =========  =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . .  $   2.76   $   0.05   $  (3.65)  $  (3.29)  $   1.36
 Discontinued operations. . . . . . . . . . . .  $   0.07   $   0.05   $   0.17   $   0.08   $  (0.07)
                                                 ---------  ---------  ---------  ---------  ---------
 Net income (loss). . . . . . . . . . . . . . .  $   2.82   $   0.11   $  (3.49)  $  (3.26)  $   1.31
                                                 ---------  ---------  ---------  ---------  ---------

BALANCE SHEET :
 Total Assets (000's) . . . . . . . . . . . . .  $164,123   $154,751   $145,618   $136,349   $135,612
 Long-term obligations (000's). . . . . . . . .  $130,870   $136,211   $139,735   $129,563   $133,963
 Dividends per share. . . . . . . . . . . . . .  $   1.05   $   0.60   $   1.01   $   0.65   $   1.24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof.

GENERAL
     The Company is a major worldwide manufacturer and supplier of agricultural equipment. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Demand for our agricultural equipment is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers' increasing focus on improving productivity in their operations. In addition, fluctuations in grain and feed prices affect our sales, with sustained increases in grain and feed prices increasing demand for our grain equipment and decreasing demand for our swine and poultry equipment. We believe that our diversified product offerings mitigate the effects of fluctuations in the price of grain. Sales of our swine and poultry equipment are also affected by long-term trends in consumer demand for pork and poultry both domestically and internationally.
Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain conditioning and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's sales, operating income and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters. Traditionally, this has caused the Company to have increased working capital needs during the second and third quarters as material is purchased and converted to inventory and then receivables during the year.
Although our sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company's Brazilian operation), our production costs, profit margins and competitive position are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where our products are sold. Our international sales have historically comprised a significant portion of our total sales. In 2004, 2003 and 2002, the Company's international sales accounted for 35.1%, 34.4% and 36.6% of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.
In July 2004, Craig Sloan retired as our Chief Executive Officer, but was retained as a consultant to the Company and continues to serve as a director of the Company and as the non-executive Chairman of the Board. At that same time, the Board of Directors elected Russell C. Mello as Chief Executive Officer of the Company.
The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.
The Company currently operates as a subchapter S corporation and, accordingly, is not subject to federal income taxation for the periods for which financial information has been presented herein. Because the Company's stockholders are subject to tax liabilities based on their pro rata shares of the Company's income, the Company's policy is to make periodic distributions to its stockholders in amounts equal to such tax liabilities. The Company intends to continue this policy.

RESTATEMENT

     During the Company's year-end review of 2004, it discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a non-recourse, loan (in the form of interest-bearing notes) to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810,
respectively.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported 2003 and 2002 net income by $98,644 and $315,917, respectively, and increased previously reported 2001 net income by $69,692.

     In 2001, 2002 and 2003, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The Company did not accrue these amounts in those years. The effects of accruing compensation for the Company's CEO reduced previously reported 2003, 2002 and 2001 net income by $100,000, $507,515 and $257,000, respectively.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2003, 2002 and 2001 reduced previously reported net income by $289,506, $698,246 and $603,090, respectively.

     The Company also made adjustments in 2003, 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.


     The  financial  statement  impact  of  the above noted adjustments is indicated in the table below stated  in  (000's)  except  for  per  share  line  items;


               AS

                                                     AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2003
Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . . . . . . . .  $                54,165   $     (4,562)  $  49,603
     Payroll and payroll related expenses. . . . .                    3,071            565       3,636
     Other accrued expenses. . . . . . . . . . . .                    4,057          1,891       5,948
     Paid in capital . . . . . . . . . . . . . . .                    3,006            574       3,580
     Accumulated other comprehensive loss. . . . .                  (11,929)           345     (11,584)
     Retained earnings . . . . . . . . . . . . . .                   12,531         (8,678)      3,853

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . . . . . . . .                  190,694           (481)    190,213
     Selling, general and administrative expenses.                   36,591          3,602      40,193
     Operating income. . . . . . . . . . . . . . .                    9,290         (3,121)      6,169
     Foreign currency transaction loss . . . . . .                     (102)           (99)       (201)
     Other, net. . . . . . . . . . . . . . . . . .                   (3,544)         3,749         205
     Minority interest in net income of subsidiary                       --            (77)        (77)
     Net loss. . . . . . . . . . . . . . . . . . .                   (6,232)           452      (5,780)
     Basic and diluted earnings per share. . . . .                   ($3.51)  $      0.259      ($3.26)






                                                                AS
                                                      AS PREVIOUSLY REPORTED   ADJUSTMENTS   RESTATED
FISCAL YEAR 2002

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  176,836         7,097    183,933
     Selling, general and administrative expenses .                   36,767         1,087     37,854
     Operating income . . . . . . . . . . . . . . .                   15,787        (8,184)     7,603
     Foreign currency transaction loss. . . . . . .                     (468)         (316)      (784)
     Minority interest in net income of subsidiary.                       --           (26)       (26)
     Net income (loss). . . . . . . . . . . . . . .                    2,330        (8,526)    (6,196)
     Basic and diluted earnings per share . . . . .  $                  1.31        ($4.80)    ($3.49)





RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2004  Compared  to  Year  Ended  December  31,  2003

     Sales increased 21.6% to $288.1 million in 2004 compared to $236.9 million in 2003. Swine equipment sales increased 11.0% due to improving market conditions. Grain sales increased 26.6% in 2004 to $177.6 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Strong sales of grain equipment in our Agromarau subsidiary also contributed to the increase. Poultry sales increased 16.5% year-over-year, primarily as a result of gains in domestic market share and higher realized prices. In October 2004, we sold the assets of our Canadian subsidiary, which accounted for $0.6 million in 2004 sales as compared to $0.8 million in 2003 sales.
Gross profit increased to $61.8 million in 2004, or 21.5% of sales, from $47.2 million or 19.9% of sales in 2003. This increase was primarily due to increased volume which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by higher material costs. Operating expenses increased 10.5%, or $4.3 million, to $45.4 million in 2004 from $41.1 million in 2003. This increase in operating expenses was the result of a $2.0 million year-over-year increase in stock-based compensation, a $7.2 million increase in expenses associated with the simultaneous purchase and sale of FarmPRO in December 2004, offset in part by $1.8 million in lower litigation and other expenses in 2004 relating to a dispute with the Yemen Company for Industrial Investment ("YCII") and cost reduction initiatives. As a percentage of sales, operating expenses decreased to 15.7% in 2004 from 17.3% in 2003. Operating income increased to $16.5 million in 2004 from $6.1 million in 2003.
Operating income margins increased to 5.7% of sales in 2004 from 2.6% in 2003. Interest expense increased $0.9 million due to slightly higher borrowing costs, as well as increased levels of debt incurred to fund stock repurchases in 2004. Net income in 2004 was $1.7 million, compared to a net loss of $5.8 million in 2003.

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

     Sales increased 3.2% or $7.4 million to $236.9 million in 2003 compared to $229.5 million in 2002. Poultry equipment sales were essentially flat. Increases in demand for grain products were partially offset by decreases in demand for swine products.

     Gross profit increased to $47.2 million in 2003 or 19.9% of sales from $46.2 million or 20.1% of sales in 2002. This decrease was primarily due to higher material costs and an unfavorable shift in the mix of products sold.

     Operating expenses increased 5.6% or $2.2 million to $41.1 million in 2003 from $38.9 million in 2002. As a percentage of sales, operating expenses increased to 17.3% in 2003 from 17.0% in 2002. This increase was primarily the result of the write off of the Yemen receivable.

     Operating income decreased to $6.1 million in 2003 from $7.3 million in 2002. Operating income margins decreased to 2.6% of sales in 2003 from 3.2% in 2002.

     Interest expense increased $0.2 million due to slightly higher borrowing costs.

     Net  loss  decreased  to  $5.8  million in 2003 from $6.2 million  in 2002.


Year  Ended  December  31,  2002  Compared  to  Year  Ended  December  31,  2001

     Sales increased 0.3% or $0.6 million to $229.5 million in 2002 compared to $228.9 million in 2001. Grain equipment sales were essentially flat. Increases in demand for poultry products were offset by decreases in demand for swine products.

     Gross profit decreased to $46.2 million in 2002 or 20.1% of sales from $54.6 million or 23.9% of sales in 2001. This decrease was primarily due to production inefficiencies caused by consolidation efforts.

     Operating expenses decreased 5.6% or $2.3 million to $38.9 million in 2002 from $41.2 million in 2001. As a percentage of sales, operating expenses decreased to 16.9% in 2002 from 18.0% in 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis office.

     Operating income decreased to $7.3 million in 2002 from $13.4 million in 2001. Operating income margins increased to 3.2% of sales in 2002 from 5.9% in 2001.

     Interest  expense  decreased  $1.4  million  due  to lower borrowing costs.

     Net income decreased to $6.2 million loss in 2002 from $0.2 million income in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2004, the Company had $45.3 million of working capital, a decrease of $5.1 million as compared to its restated working capital as of December 31, 2003. This decrease in working capital was to a decrease in inventory and an increase in accounts payable, offset by increases in accounts receivable and prepaid expenses and a decrease in current maturities of long-term debt.

     Operating activities generated $9.9 million, $13.4 million and $3.6 million of cash in 2004, 2003 and 2002, respectively. The decrease in cash flow from operating activities from 2003 to 2004 of $3.5 million was primarily the result of a change in inventory, accounts payable and customer deposits of $22.0 million offset by changes in net income, accounts receivable, accrued expenses, stock-based compensation and deferred taxes totaling $18.6 million.

     The Company's capital expenditures totaled $6.3 million, $1.7 million and $5.2 million in 2004, 2003 and 2002, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2005 will be less than that of 2004.

     Cash used in financing activities in 2004 consisted primarily of $14.6 million of treasury stock purchases, a $2.3 million payment of shareholder loans and a $1.6 million dividend for taxes offset by $2.9 million of borrowing under the Credit Facility and a $7.1 million shareholder loan. Cash used in financing activities in 2003 consisted primarily of $15.2 million of payments of long-term debt, a $2.2 million payment of shareholder loans and a $1.1 million dividend for taxes offset by $2.2 million of borrowing under the Credit Facility and a $1.6 million shareholder loan. Cash provided by financing activities in 2002 consisted primarily of $7.8 million of increased borrowings under the Credit Facility and a $1.5 million shareholder loan offset by $4.5 million of payments of long-term debt, a $1.8 million dividend for taxes, and a $0.7 million payment of shareholder loans.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75.0 million, subject to various conditions including borrowing base availability to replace the Company's then-existing senior credit facility, which provided for maximum outstanding borrowings of $60.0 million. Revolving loans and letters of credit under the credit facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan (which was subsequently increased to $20.8 million as described below) due October 31, 2006 is also included in the credit facility. Revolving loan borrowings bear interest at a rate per annum as elected by the Company equal to 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both being based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate (which was subsequently decreased as discussed below.

     On July 9, 2004, the Company's credit facility was amended to provide for an additional $14.6 million term loan (approximately $6.2 million of the original term loan then remained outstanding). The Company used the proceeds from the increased term loan to repurchase shares of the Company's voting common stock from Craig Sloan upon his retirement from the Company. In connection with that amendment, Mr. Sloan and Congress Financial Corporation (Central) entered into a capital call agreement that requires Mr. Sloan to either make an investment in the Company or purchase a participation in the revolving loans if certain conditions are met.

     On October 19, 2004, the Company's credit facility was amended to decrease the interest rate on the term loan to 6.75% over Prime Rate (subject to an 11% minimum and a 13.25% maximum) and to permit additional term loans on or prior to April 19, 2005, subject to various conditions including an aggregate limit of $17.5 million for all term loans and restrictions on reducing the term loans below $8 million.

     On February 2, 2005, the Company's credit facility was amended to permit under certain conditions the payment of annual dividends in an amount not to exceed $2 million in the aggregate.

     The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial rations and tests, including maintenance of a minimum EBITDA, a senior debt to EBITDA ratio and a fixed charge coverage ratio.

     The Company's credit facility contains various events of default, including defaults relating to payments, breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, defaults on other indebtedness, certain liens and encumbrances on assets and certain changes of control of the Company.

     Borrowings under the credit facility are secured by substantially all of the Company's assets.

     As of December 31, 2004, in addition to $11.0 million of outstanding term loans, the Company had $23.5 million of revolving loans outstanding and $4.4 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $14.8 million.




CONTRACTUAL OBLIGATIONS

                                 PAYMENTS DUE BY PERIOD
                                 -----------------------
  TOTAL                                   2005             2006     2007    THEREAFTER
-------------------------------  -----------------------  -------  -------  -----------
Long-Term Debt Obligations (a).  $               139,130  $ 5,167  $34,483  $    99,480    --
Operating Lease Obligations (b)                    4,624    1,539    1,265          952   868
Purchase Obligations (c). . . .                   79,300   43,200   36,100           --    --
Consulting Contract (d) . . . .                      924      504      420           --    --
Interest Obligation (e) . . . .                   30,750   10,250   10,250       10,250    --

Total . . . . . . . . . . . . .  $               254,728  $60,660  $82,518  $   110,682  $868




a) Included principal payments due on long term debt. For additional information, see note 9 "Long-term debt".
b)     For  additional information, see note 12 "Commitments and Contingencies".
c) Purchase obligation amounts represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business.
d)     Consulting  Contract  is  with  BMA  Consulting.
e)     Interest  related  to  the  10-1/4%  Senior  Subordinated  Notes.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.


CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, equity based compensation expense and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions, and estimates used in the preparation of the consolidated financial statements.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

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

          Revenues on long-term, fixed-price contracts are recognized using the percentage of completion method. Percentage of completion is determined by comparing the actual costs incurred to date to the total estimated cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss. Retainages are included as current and noncurrent assets in the accompanying consolidated balance sheets. Revenue earned in excess of billings is comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs are classified as a current liability.

INVENTORY

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out ("FIFO") method. Inventories and cost of sales are based in part on accounting estimates.

WARRANTY

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

GOODWILL  IMPAIRMENT

     We perform goodwill impairment tests on an annual basis. In response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in impairment of goodwill.

CONTINGENCIES

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

SELF  INSURANCE

     A reserve for workers compensation IBNR (incurred but not reported) claims is established based on information provided by the insurance carrier. This reserve is adjusted monthly.

COMPENSATION  EXPENSE

     In 1997, the majority shareholder sold non-voting shares to certain employees at an arm's length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company ascertains the market value of those shares at each quarter-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2004, principal exposed to interest rate risk was limited to $39.9 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.25% to 12.25%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. By this measure, a change in the interest rate of 1% would change the Company's earnings by $0.4 million.

     At December 31, 2004, approximately 12.5% of the Company's sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.



        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.

                                                                           PAGE
                                                                           ----


Report of Independent Registered Public Accounting Firms                     23
Consolidated Balance Sheets as of December 31, 2004 and 2003                 27
Consolidated Statements of Operations for the years ended December 31, 2004,
             2003 and 2002                                                   28
Consolidated Statements of Stockholders' Deficit for the years ended December
             31,  2004,  2003  and  2002                                     29
Consolidated Statements of Cash Flows for the years ended December 31, 2004,
             2003 and 2002                                                   30
Notes to Consolidated Financial Statements                                   31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The GSI Group, Inc.

We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $25.4 and $19.7 million as of December 31, 2004 and 2003 and total revenue of $35.0, $21.5 and $20.9 for 2004, 2003 and 2002. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

Our audits also included auditing the adjustments to convert the financial statements of all foreign subsidiaries into accounting principles generally accepted in the United States of America for purposes of consolidation.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The GSI Group, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2003 and December 31, 2002.

Decatur,  IL
March  18,  2005

             Report of Independent Registered Public Accounting Firm


We have audited the accompanying balance sheets of Agromarau Ind stria e Com rcio Ltda. as of December 31, 2004, and the related statements of operations, stockholders' equity, and changes in financial position for the year then ended, all expressed in Brazilian reais. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Ind stria e Com rcio Ltda. as of December 31, 2004, and the results of its operations and its financial position for the year then ended in conformity with Brazilian generally accepted accounting principles.

The financial statements for the years ended December 31,2003 and 2002, were examined by other auditors, and them report is an unqualified opinion.


Porto  Alegre,  Rio  Grande  do  Sul  -  Brazil
January  21,  2005
ROKEMBACH  &  CIA.  AUDITORES     Roger  Arthur  Lahm
Independent  Auditors     Engagement  Partner
CRCRS  n  3.663     CRCRS  n  .  46.161

Report of Independent Auditors to the Members of GSI Group Africa (Proprietary)
                                     Limited


We have audited the annual financial statements of GSI Group Africa (Proprietary) Limited set out on pages 3 to 16 for the year ended 31 December 2004. These financial statements are the responsibility of the company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

SCOPE
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), except for PCAOB Auditing Standard No. 2 - "An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes:

- Examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,
- Assessing the accounting principles used and significant estimates made by management, and
-     Evaluating  the  overall  financial  statement  presentation.

We  believe  that  our  audit  provides  reasonable  basis  for  our  opinion.

AUDIT  OPINION
In our opinion, the financial statements fairly present, in all material respects, the financial position of the company at 31 December 2004, and the results of its operations and cash flow for the year then ended in accordance with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the Companies Act in South Africa.

GOING  CONCERN
Without qualifying our opinion above we draw attention to the fact that the liabilities of the company exceed the assets. The holding company has issued a letter of continued financial support to The GSI Group Africa (pty) Ltd. Refer to note 15 of the financial statements.

PUBLIC  COMPANY  ACCOUNTING  OVERSIGHT  BOARD  (UNITED  STATES)
Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No. 2 - "An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements".


PricewaterhouseCoopers  Inc.
Chartered  Accountants  (SA)
Registered  Accountants  and  Auditors

Pretoria

13  April  2005

------

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM


We have audited the accompanying balance sheets of Agromarau Industria e Comercio Ltda. (the "Company") as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders' equity and changes in financial position for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Industria e Comercio Ltda. as of December 31, 2003 and 2002, and the results of its operations and changes in its financial position for each of the years in the two-year period ended December 31, 2003, in conformity with accounting practices adopted in Brazil.

DELOITTE  TOUCHE  TOHMATSU
Auditores  Independentes

January  23,  2004
Porto  Alegre,  RS,  Brazil

                         PART I - FINANCIAL INFORMATION

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
 DECEMBER  31,  2004  AND  2003
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                                                                     2003
                                                                                   ---------
     ASSETS                                                                          2004      RESTATED
---------------------------------------------------------------------------------  ---------  ----------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,304   $   3,439
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,656      27,083
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    53,588      49,603
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,489       4,468
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,416       2,882
                                                                                   ---------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    87,453      87,475
                                                                                   ---------  ----------


Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . .    32,548      32,673
                                                                                   ---------  ----------

Other Assets:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,264      10,100
  Other intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .     1,494       2,143
  Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .     2,449       2,773
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,309       1,077
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        95         108
                                                                                   ---------  ----------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,611      16,201
                                                                                   ---------  ----------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $135,612   $ 136,349
                                                                                   =========  ==========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,629   $  17,139
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . . . . . .     4,652       3,636
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          12
  Accrued warranty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,764       1,379
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,881       5,948
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,090       8,875
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .     5,167         148
                                                                                   ---------  ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    42,183      37,137
                                                                                   ---------  ----------

Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . . . . . .   133,963     129,563
                                                                                   ---------  ----------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,366         741

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding 1,575,000 shares) . . . . . . . .        16          16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . . . . . .         2           2
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,821       3,580
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . .   (10,124)    (11,584)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,944       3,853
  Treasury stock, at cost, voting (6,006,704 shares at December 31, 2004 and
    5,058,652 shares at December 31, 2003). . . . . . . . . . . . . . . . . . . .   (41,550)    (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . . . . . .        (9)         (9)
                                                                                   ---------  ----------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . .   (41,900)    (31,092)
                                                                                   ---------  ----------
      Total liabilities and stockholders' deficit . . . . . . . . . . . . . . . .  $135,612   $ 136,349
                                                                                   =========  ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003  AND  2002
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


          2003     2002
          ----     ----

                                                                         2004       RESTATED     RESTATED
                                                                      -----------  -----------  -----------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  288,131   $  236,868   $  229,518

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .     226,310      189,699      183,321

    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .      61,821       47,169       46,197

Selling, general and administrative expenses . . . . . . . . . . . .      37,551       39,956       37,698
FarmPro loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,152           --           --
Amortization expense . . . . . . . . . . . . . . . . . . . . . . . .         649        1,094        1,246
                                                                      -----------  -----------  -----------
  Total operating expenses . . . . . . . . . . . . . . . . . . . . .      45,352       41,050       38,944

    Operating income . . . . . . . . . . . . . . . . . . . . . . . .      16,469        6,119        7,253

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .     (14,104)     (13,215)     (13,010)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .         446          615          411
  Loss on sale of fixed assets . . . . . . . . . . . . . . . . . . .        (452)        (250)        (353)
  Foreign currency transaction loss. . . . . . . . . . . . . . . . .        (146)        (314)        (791)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62          205          123
                                                                      -----------  -----------  -----------

       Income (loss) from continuing operations before income taxes.       2,275       (6,840)      (6,367)

Income tax provision (benefit) . . . . . . . . . . . . . . . . . . .         499         (995)         106
                                                                      -----------  -----------  -----------
Income (loss) from continuing operations . . . . . . . . . . . . . .       1,776       (5,845)      (6,473)

Discontinued operations:
    Gain from sale of discontinued operations. . . . . . . . . . . .         118           --           --
    Gain (loss) from discontinued operations, net of income taxes. .         (93)         142          303
                                                                      -----------  -----------  -----------
Income (loss) before minority interest . . . . . . . . . . . . . . .       1,801       (5,703)      (6,170)
Minority interest in net income from subsidiary. . . . . . . . . . .         (92)         (77)         (26)
                                                                      -----------  -----------  -----------

    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $    1,709   $   (5,780)  $   (6,196)
                                                                      ===========  ===========  ===========

Basic and diluted earnings (loss) per share. . . . . . . . . . . . .  $     1.31   $    (3.26)  $    (3.49)
                                                                      -----------  -----------  -----------

Weighted average common shares outstanding . . . . . . . . . . . . .   1,304,870    1,775,000    1,775,000
                                                                      ===========  ===========  ===========






The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                            Common Stock
                                            ------------
                                               Voting     Nonvoting
                                            ------------  ----------
                                            Accumulated
                                            Additional    Other
                                            Shares        Shares      Paid-In      Comprehensive
                                            Outstanding   Amount      Outstanding  Amount          Capital   Income (Loss)
                                            ------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2001. . . .     1,575,000  $       16      200,000  $            2  $  3,006  $     (10,286)
 Restated net loss . . . . . . . . . . . .             -           -            -               -         -              -
 Stock-based compensation. . . . . . . . .            90
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -         (3,804)
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
                                            ------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2002. . . .     1,575,000  $       16      200,000  $            2  $  3,096  $     (14,090)
 Restated net loss . . . . . . . . . . . .             -           -            -               -         -              -
 Stock-based compensation. . . . . . . . .           484
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -          2,506
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
                                            ------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2003. . . .     1,575,000  $       16      200,000  $            2  $  3,580  $     (11,584)
 Net income. . . . . . . . . . . . . . . .             -           -            -               -         -              -
 Stock-based compensation. . . . . . . . .         2,241
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -          1,460
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
Balance, December 31, 2004 . . . . . . . .     1,575,000  $       16      200,000  $            2  $  5,821  $     (10,124)
                                            ============  ==========  ===========  ==============  ========  ==============




                                      Treasury Stock
                                     ----------------
                                          Voting         Nonvoting
                                     ----------------  --------------
                                     Total             Comprehensive
                                     Retained          Stockholders'   Income
                                     Earnings          Shares          Amount     Shares   Amount    Deficit     (Loss)
                                     ----------------  --------------  ---------  -------  --------  ---------  -------
Restated Balance, December 31, 2001  $        18,770       5,058,652   $(26,950)  859,316  $    (9)  $(15,451)
 Restated net loss. . . . . . . . .           (6,196)              -          -         -        -     (6,196)  (6,196)
 Stock based compensation . . . . .               90
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -     (3,804)  (3,804)
 Comprehensive loss . . . . . . . .  $       (10,000)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,795)              -          -         -        -     (1,795)
                                     ----------------  --------------  ---------  -------  --------  ---------
Restated Balance, December 31, 2002  $        10,779       5,058,652   $(26,950)  859,316  $    (9)  $(27,156)
 Restated net loss. . . . . . . . .           (5,780)              -          -         -        -     (5,780)  (5,780)
 Stock based compensation . . . . .              484
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -      2,506    2,506
 Comprehensive loss . . . . . . . .  $        (3,274)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,146)              -          -         -        -     (1,146)
                                     ----------------  --------------  ---------  -------  --------  ---------
Restated Balance, December 31, 2003  $         3,853       5,058,652   $(26,950)  859,316  $    (9)  $(31,092)
 Net income . . . . . . . . . . . .            1,709               -          -         -        -      1,709    1,709
 Stock based compensation . . . . .            2,241
 Purchase of treasury stock . . . .          948,052         (14,600)   (14,600)
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -      1,460    1,460
 Comprehensive loss . . . . . . . .  $         3,169
                                     ================
 Dividends. . . . . . . . . . . . .           (1,618)              -          -         -        -     (1,618)
Balance, December 31, 2004. . . . .  $         3,944       6,006,704   $(41,550)  859,316  $    (9)  $(41,900)
                                     ================  ==============  =========  =======  ========  =========







The accompanying notes to consolidated financial statements are an integral part of these statements.

THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003  AND  2002
 (IN  THOUSANDS)
          2003     2002
          ----     ----

                                                                        2004      RESTATED    RESTATED
                                                                      ---------  ----------  ----------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $  1,709   $  (5,780)  $  (6,196)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .     5,303       6,350       7,065
      Amortization of deferred financing costs and debt discount . .       916         928         643
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . .       452         249         353
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .      (244)     (1,473)       (188)
      Minority interest in net income of subsidiaries. . . . . . . .        92          77          26
      Minority interest compensation expense . . . . . . . . . . . .       533         263         375
      Stock-based compensation . . . . . . . . . . . . . . . . . . .     2,241         484          90
      Changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . .     2,427      (3,809)      5,708
        Inventories, net . . . . . . . . . . . . . . . . . . . . . .    (3,985)      7,901      (2,200)
        Other current assets . . . . . . . . . . . . . . . . . . . .       445         (50)       (180)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .      (510)      6,076      (1,184)
        Payroll and payroll related expenses . . . . . . . . . . . .     1,016          84        (839)
        Billings in excess of costs. . . . . . . . . . . . . . . . .        --          --        (257)
        Accrued warranty . . . . . . . . . . . . . . . . . . . . . .     1,385          38        (690)
        Other accrued expenses . . . . . . . . . . . . . . . . . . .       (67)        303          87
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .    (1,785)      1,716         955
                                                                      ---------  ----------  ----------
          Net cash flows provided by operating activities. . . . . .     9,928      13,357       3,568
                                                                      ---------  ----------  ----------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .    (6,322)     (1,739)     (5,170)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .     1,657       2,742       1,299
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13         687         (11)
                                                                      ---------  ----------  ----------
          Net cash flows provided by (used in) investing activities.    (4,652)      1,690      (3,882)
                                                                      ---------  ----------  ----------

Cash Flows From Financing Activities:
  Payments on shareholder loans. . . . . . . . . . . . . . . . . . .    (2,295)     (2,194)       (684)
  Proceeds from shareholder loans. . . . . . . . . . . . . . . . . .     7,146       1,574       1,452
  Proceeds from issuance of long-term debt . . . . . . . . . . . . .     1,850          --          --
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . .        --     (15,227)     (4,512)
  Net borrowings under line-of-credit agreement. . . . . . . . . . .     2,881       2,242       7,800
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .   (14,600)         --          --
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,619)     (1,146)     (1,795)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       169        (106)     (1,580)
                                                                      ---------  ----------  ----------
          Net cash flows provided by (used in) financing activities.    (6,468)    (14,857)        681
                                                                      ---------  ----------  ----------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .        57         313        (259)
                                                                      ---------  ----------  ----------

CHANGE in Cash and Cash Equivalents. . . . . . . . . . . . . . . . .  $ (1,135)  $     503   $     108
Cash and Cash Equivalents, beginning of year . . . . . . . . . . . .     3,439       2,936       2,828
                                                                      ---------  ----------  ----------
Cash and Cash Equivalents, end of year . . . . . . . . . . . . . . .  $  2,304   $   3,439   $   2,936
                                                                      =========  ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements

                               THE GSI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     NATURE  OF  OPERATIONS

          The GSI Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and China and selling and distribution operations in Mexico, South Africa and Poland.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation

     The accompanying financial statements reflect the consolidated results of the Company. All intercompany transactions and balances have been eliminated. The Company records income or loss on the sales to its foreign subsidiaries. That income or loss is not recognized until the inventory is sold by the subsidiary. There were no significant differences between the foreign subsidiaries accounting principles pertinent to the countries they are domiciled in and those accounting principles generally accepted in the United States of America. The Company's subsidiaries are as follows:




COMPANY NAME                                           LOCATION
---------------------------------------------------  -------------
The GSI Asia Group Sdn.Bhd. . . . . . . . . . . . .  Malaysia
The GSI Group Africa (Proprietary) Limited. . . . .  South Africa
The GSI Group Europe Limited. . . . . . . . . . . .  Great Britain
GSI Cumberland de Mexico, S. de R.L. de C.V.. . . .  Mexico
Agromarau Industria E Comercio Ltda.. . . . . . . .  Brazil
The GSI Group (Shanghai) Co., Ltd.. . . . . . . . .  China
The GSI Agricultural Equipments (Shanghai) Co., Ltd  China



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

     Concentration  of  Credit  Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit or may not be covered by insurance in the Company's foreign operations. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair value. The Company primarily serves customers in the agricultural industry. This risk exposure is limited due to the large number of customers comprising the Company's customer base and its dispersion across many geographic areas. The Company grants unsecured credit to its customers. In doing so, the Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited. The Company limits its international exposure to credit risk through the purchase of insurance.

     Fair  Value  of  Financial  Instruments

     The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company's lines of credit, notes and other payables, except for 10 1/4% senior subordinated notes due 2007, approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics. The fair value of the Notes was approximately $94.6 million (book value of $99.5 million) and $68.8 million (book value of $98.2 million) at December 31, 2004 and 2003, respectively, based on market price.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out ("FIFO") method. Inventories and cost of sales are based in part on accounting estimates.

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

     Research  and  Development

          Costs associated with research and development are expensed as incurred. Such costs incurred were $3.6 million, $2.5 million and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

          Revenues on long-term, fixed-price contracts are recognized using the percentage of completion method. Percentage of completion is determined by comparing the actual costs incurred to date to the total estimated cost for each contract. If the estimate indicates a loss on a particular contract, a provision is made for the entire estimated loss. Retainages are included as current and noncurrent assets in the accompanying consolidated balance sheets. Revenue earned in excess of billings is comprised of revenue recognized on certain contracts in excess of contractual billings on such contracts. Billings in excess of costs are classified as a current liability.

     Shipping  and  Handling  Fees

     Shipping and handling costs of $9.5 million, $8.6 million and $7.6 million for 2004, 2003 and 2002, respectively, are included in cost of goods sold.

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated
Statements of Stockholders' Deficit. For Mexico, exchange losses from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated Statements of Operations.

     Income  Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

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

     Self  Insurance

     The Company has elected to self-insure certain costs related to health insurance, workers' compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $3.3 million, $2.5 million and $2.0 million at December 31, 2004, 2003 and 2002, respectively.

     Change  in  Accounting  Principle

     On January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The adoption of Statement No. 142 had the affect of increasing 2002 net income by $0.3 million.

     During 2003, the Company changed its method of accounting and financial reporting for guarantees by adopting the provisions of FASB Interpretation No. 45 ("FIN 45"). The adoption of FIN 45 did not have a material impact on the Company's results of operation or financial position.

     Stock  Based  Compensation  Plan

     The Company is party to a stock based employee compensation plan, which is described more fully in note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Stock based employee compensation cost is reflected in net income as the market value of the underlying common stock exceeds the purchase price.

     Thirteen  Week  Fiscal  Periods

          The Company uses thirteen-week fiscal quarter periods for operational and financial reporting purposes. The Company's year-end will continue to be December 31.

     Reclassifications

          Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

3.     NEW  ACCOUNTING  PRONOUNCEMENTS

     On  May  19,  2004,  the  FASB  released FASB Staff Position FAS 106-2 (FSP
106-2), which provides accounting guidance with respect to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare
Act). FSP 106-2 provides guidance on accounting for the prescription drug benefit of the Medicare Act, prescribes the transition to the new guidance, and sets forth new disclosure requirements. The Company has determined the accounting provisions of FSP 106-2 will have no impact on the results of operations or financial position at this time.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position.

4.     TRADE  RECEIVABLES  ALLOWANCE

     The following summarizes trade receivables allowance activity for the years ended December 31, 2002, 2003 and 2004 (in thousands):



                                AMOUNT
                               --------
Balance, December 31, 2001. .  $ 1,917
Increase to operating expense      324
Charge to allowance . . . . .     (908)
                               --------
Balance, December 31, 2002. .  $ 1,333
Increase to operating expense      316
Charge to allowance . . . . .     (805)
                               --------
Balance, December 31, 2003. .  $   844
Increase to operating expense    2,774
Charge to allowance . . . . .     (216)
                               --------
Balance, December 31, 2004. .  $ 3,402
                               ========





5.     BUSINESS  SEGMENT

     In January 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"). The Company has no separately reportable segments under this standard. Under the enterprise-wide disclosure requirements of SFAS 131, the Company reports sales, by each group of product lines. Amounts for the years ended December 31, 2004, 2003 and 2002 are as shown in the table below (in thousands):


                          DECEMBER 31,
                              2004         2003       2002
                         --------------  ---------  ---------
Grain product line. . .  $     177,622   $140,290   $123,599
Swine product line. . .         46,809     42,152     51,091
Poultry product line. .         64,348     55,227     55,946
Discontinued operations           (648)      (801)    (1,118)
                         --------------  ---------  ---------
     Sales. . . . . . .  $     288,131   $236,868   $229,518
                         ==============  =========  =========


     For the years ended December 31, 2004, 2003 and 2002, sales in Brazil were $28.9 million, $17.4 million and $18.3 million, respectively. Net income in Brazil was $1.3 million, $1.4 million and $1.3 million in 2004, 2003 and 2002, respectively. Long-lived assets in Brazil were $4.3 million and $2.7 million at December 31, 2004 and 2003, respectively.

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

7.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                         AS OF DECEMBER 31,
                                        --------------------
                                                2003
                                        --------------------
                                                2004           RESTATED
                                        --------------------  ----------
    (IN THOUSANDS)
--------------------------------------
Accounts Receivable
  Trade receivables. . . . . . . . . .  $            28,058   $  27,927
  Allowance for doubtful accounts. . .               (3,402)       (844)
                                        --------------------  ----------
       Total . . . . . . . . . . . . .  $            24,656   $  27,083
                                        ====================  ==========

Inventories
  Raw materials. . . . . . . . . . . .  $            23,573   $  13,940
  Work-in-process. . . . . . . . . . .                8,856      18,443
  Finished goods . . . . . . . . . . .               21,159      17,220
                                                     53,588      49,603
                                        ====================  ==========

Property, Plant and Equipment
  Land . . . . . . . . . . . . . . . .  $               803   $     809
  Buildings and improvements . . . . .               25,061      23,660
  Machinery and equipment. . . . . . .               48,277      47,863
  Office equipment and furniture . . .                9,242       8,917
  Construction-in-progress . . . . . .                  488          --
                                        --------------------  ----------
                                                     83,871      81,249
  Accumulated depreciation . . . . . .              (51,323)    (48,576)
  Property, plant and equipment, net .  $            32,548   $  32,673
                                        ====================  ==========
Intangible Assets
  Goodwill . . . . . . . . . . . . . .  $            10,264   $  10,100
                                        ====================  ==========

  Non-compete agreements . . . . . . .  $             8,227   $   8,227
  Accumulated amortization . . . . . .               (6,869)     (6,250)
    Total. . . . . . . . . . . . . . .  $             1,358   $   1,977
                                        ====================  ==========

  Patents and other intangible assets.  $               383   $     383
  Accumulated amortization . . . . . .                 (247)       (217)
       Total . . . . . . . . . . . . .  $               136   $     166
                                        ====================  ==========
Deferred Financing Costs
  Deferred financing costs . . . . . .  $             7,008   $   6,253
  Accumulated amortization . . . . . .               (4,559)     (3,480)
       Total . . . . . . . . . . . . .  $             2,449   $   2,773
                                        ====================  ==========
Accrued Warranty
  Beginning reserve. . . . . . . . . .  $             1,379   $   1,340
  Increase to expense. . . . . . . . .                3,012       2,585
  Charge to reserve. . . . . . . . . .               (1,627)     (2,546)
  Ending reserve . . . . . . . . . . .  $             2,764   $   1,379
                                        ====================  ==========



Amortization of patents and non-compete agreements are as follows (in thousands):



2005  $397
2006  $364
2007  $131
2008  $131
2009  $113


8.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $12.6 million, $12.4 million and $12.3 million in interest during the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid income taxes of $30,502, $6,241 and $34,836 during the years ended December 31, 2004, 2003 and 2002, respectively.

9.     LONG-TERM  DEBT

     Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):


                                                                                                     2004       2003
                                                                                                   ---------  ---------
Congress Financial Corporation (Central) revolving line of credit . . . . . . . . . . . . . . . .    23,511     19,541
Congress Financial Corporation (Central) term note. . . . . . . . . . . . . . . . . . . . . . . .    10,972     12,500
Stockholder note, unsecured, payable on demand, under the same interest terms
  as the Congress Financial Corporation (Central) revolving line of credit. . . . . . . . . . . .     5,000        148
10.25% senior subordinated notes payable, principal due November, 2007, net of
  Unamortized debt discount of $792 and $628 as of December 31, 2004 and 2003,
  Respectively; amortization of debt discount was $157 and $178 for the years ended
  December 31, 2004 and 2003, respectively; interest is payable  semi-annually each
                                                                                                     97,522
  May 1 and November 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    99,208
Brazil note, secured by equipment, interest rate is LIBOR plus 4.5%, principal due long term debt
     August 10, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       439         --
                                                                                                   ---------  ---------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   139,130    129,711
Less:
  Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,167)      (148)
    Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $133,963   $129,563
                                                                                                   =========  =========


     Maturities of long-term debt during the next three years are as follows (in thousands):





2005    5,167
2006    34,483
2007    99,480
       --------
Total  $139,130
       ========




     In November 1997, the Company issued $100 million aggregate principal of senior subordinated notes ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined in the indenture governing the Notes), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2004.

     In 2002, a stockholder of the Company extended an additional loan to the Company for $1.5 million which is payable on demand. It has revolver type characteristics where the rate and outstanding balance can fluctuate depending on the terms of the Company's senior credit facility. As of December 31, 2004, this loan has the same interest terms as the Congress Financial Corporation (Central) revolving line of credit and the balance of the loan was $5.0 million and is included in current maturities of long-term debt.

     On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75,000,000 subject to borrowing base availability (the "Credit Facility") to replace the Company's existing senior credit facility, which provided for maximum outstanding borrowings of $60,000,000. Revolving loans and letters of credit under the Credit Facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 is also included in the Credit Facility. The revolving loan borrowings bear interest at a floating rate per annum equal to (at the Company's option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $23.5 million of revolving loans outstanding and $4.4 million of standby letters of credit, which reduced the overall availability on the line to $14.8 million as of December 31, 2004.

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

     On December 4, 2003, the Company purchased $1.7 million of the Notes at a 25% discount that resulted in a gain of $0.4 million. On May 13, 2004, the Company sold $1.8 million of Senior Subordinated Notes at a 23.5% discount that resulted in a loss of $0.4 million, which is being amortized over the remaining life of the bonds.

10.     EMPLOYEE  BENEFIT  PLANS

Profit  Sharing  Plan

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2004, 2003 and 2002, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Company contributions to this plan were $245,027, $244,366 and $245,630 during 2004, 2003 and 2002, respectively.

Stock  Based  Compensation  Plan

     The Company's majority stockholder has, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes are interest bearing and pre-payable. The shares are sold subject to a Shareholders" Agreement, as described below. The Company accounts for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the market value of the underlying common stock exceeds the purchase price, the Company records compensation cost for the difference. For the years 2004, 2003 and 2002, the Company has recognized $2,241,354, $484,097 and $89,511of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003 and 2002 by $62,584 and $113,647, respectively. The 2004 dividend that was classified as compensation expense was $381,178.

A summary of the status of the plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:




                                        2004     2003    2002
Outstanding shares, beginning of year   89,958  92,356  106,433
Shares sold by Craig Sloan. . . . . .  101,684     599       --
Shares purchased by Craig Sloan . . .      599   2,997   14,077
                                       -------  ------  -------

Outstanding shares, end of year . . .  191,043  89,958   92,356


     The Stockholder Agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grants rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any shares, (iv) require that an affirmative vote by a majority of the Company's voting stockholders is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. The Stockholder Agreements also
(i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering.

11.     INCOME  TAX  MATTERS

     The Company has elected to be treated as a subchapter S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to the Company has been recorded. Earnings or losses of the Company are reported on the personal income tax returns of the stockholders. At December 31, 2004, all of the Company's foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. The Company is subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

               2003          2002

                                                      2004    RESTATED    RESTATED

U.S. federal statutory rate . . . . . . . . . . . .  $ 774   $  (2,326)  $  (2,165)
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .   (774)      2,847         (67)
       Foreign local taxes. . . . . . . . . . . . .    585        (302)        327
       Valuation Allowance. . . . . . . . . . . . .     --        (749)      2,200
  Tax differences resulting from acquisition of DMC   (170)       (503)       (284)
  Effective tax rate differences. . . . . . . . . .     --          93          91
  State and other income taxes. . . . . . . . . . .     84         (55)          4
                                                     $ 499   $    (995)  $     106
                                                     ======  ==========  ==========


     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):


                              Years Ended December 31,
                             --------------------------
                                        2003                2002
                                        2004              Restated    Restated
                             --------------------------  ----------  ----------
Current
  State and local . . . . .                         84         243           3
  Foreign . . . . . . . . .                         17         235         327
                                                   101         478         330
                             --------------------------  ----------  ----------


Deferred
  Federal . . . . . . . . .                       (116)       (638)       (153)
  State and local . . . . .                        (54)       (298)        (71)
  Foreign . . . . . . . . .                        568        (537)         --
                                                   398      (1,473)       (224)
                             --------------------------  ----------  ----------

    Total expense (benefit)  $                     499   $    (995)  $     106
                             --------------------------  ----------  ----------

     The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):


                                                2004      2003
Deferred tax assets:
  Tax loss carryforwards - DMC . . . . . . .  $    --   $   972
       Tax loss carryforwards - Brazil . . .    1,161     1,249
  Tax loss carryforwards - Mexico. . . . . .      118        45
       Tax loss carryforwards - South Africa       41        --
  Property and equipment . . . . . . . . . .       --        87
  Inventory reserves . . . . . . . . . . . .       --        29
  Estimated product liability. . . . . . . .       --        48
                                              $ 1,320   $ 1,475
                                              ========  ========

Deferred tax liabilities:
  Malaysia Inventory . . . . . . . . . . . .       11        --
  Property and equipment . . . . . . . . . .       --       262
  Inventory. . . . . . . . . . . . . . . . .       --       148
                                                   11       410
                                              --------  --------

Valuation Allowance - DMC. . . . . . . . . .       --      (955)

Net deferred tax asset . . . . . . . . . . .  $(1,309)  $(1,065)
                                              ========  ========


     The valuation allowance decreased by $955 (restated) during the current year. This decrease resulted from a re-evaluation of the utilization of the net operating loss carryforwards.

     Brazil has tax loss carryforwards of approximately $1.2 million that do not expire. Mexico has tax loss carryforwards of $0.1 million that begin to expire in 2008. South Africa has minimal tax loss carry forwards that begin to expire in 2005.

     Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

     At December 31, 2004, if the Company's S corporation election were terminated, a deferred income tax expense of approximately $5.5 million would have been recorded.

12.     COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred and totaled approximately $2.0 million for the year ended December 31, 2004. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $4.3 million in connection with these insurance programs.

     The Company has month-to-month leases for several buildings and paid rentals in 2004, 2003 and 2002 of $0.6 million, $0.9 million and $0.7 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.3 million and $1.8 million, respectively.

     Operating  lease  commitments  are  as  follows  (in  thousands):



2005.  $1,539
2006.   1,265
2007.     952
2008.     617
2009.     251
       ------
Total  $4,624
       ======


     The Company has a contract with the Yemen Company for Industrial Development to manufacture and supervise the assembly of grain handling systems. Other current and long-term assets include $0.6 million and $0.5 million as of December 31, 2004 and 2003, respectively, of retainage withheld until completion of the projects and the meeting of certain performance criteria. A dispute over the contract has caused the matter to be placed in arbitration.

     The Company previously engaged Rabobank International as its exclusive financial advisor with respect to the exploration of strategic alternatives, including but not limited to the sale of the Company. In return for these services, in the event of a sale, the Company has agreed to pay a success fee based on the aggregate consideration received for such a sale. This agreement was terminated by the Company and has a clause whereby, if the Company is sold within twelve months after the termination date, then Rabobank International would likely be entitled to the aforementioned success fee.

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



                2004    2003    2002
               ------  ------  ------
United States  $187.5  $156.1  $146.1
Asia. . . . .    15.8    20.6    20.0
Canada. . . .    16.7    15.0    17.5
Latin America    46.2    27.1    29.9
Mideast . . .    10.6     8.9     5.8
Europe. . . .     7.2     6.0     7.4
All other . .     4.1     3.2     2.8
               $288.1  $236.9  $229.5
               ======  ======  ======


14.     DISCONTINUED  OPERATIONS

     On November 2, 2004, the Company entered an agreement to discontinue and sell the assets of its Canadian subsidiary to an unrelated third party. The gain of $118 thousand has been reported in 2004's gain from the sale of discontinued operations. 2004, 2003 and 2002 operations have been reclassified to include all revenues and expenses of the subsidiary under discontinued operations.

15.     BUSINESS  COMBINATIONS

     On December 22, 2004, the Company acquired 100 percent of the outstanding common shares of FarmPro, Inc.(FarmPRO). Substantially all of the assets of FarmPRO were then sold to an unrelated third party.

     The following table summarizes the estimated fair values of the assets retained and liabilities assumed at the date of acquisition.



Current Assets. . .  $243,000
Current Liabilities   (40,000)
                     ---------
Net Assets Acquired  $203,000


     As a result of these transactions, the Company recognized a loss of $7.2 million related to $2.6 million of accounts receivable writeoffs and acting on a $4.5 million guarantee for FarmPro, as well as other expenses of $0.6 million, which were offset by $0.5 million cash received. The Company had a $93,000 reserve related to the guarantee recorded on the books throughout 2004.

16.     RELATED  PARTY  TRANSACTIONS

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a stockholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $487,439, $125,920 and $196,691 for 2004, 2003 and 2002, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a stockholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $24,193, $72,619 and $10,987 for 2004, 2003 and 2002, respectively.

     The Company has a contract with BMA Consulting, Inc.(BMA) where BMA provides consulting services in the ordinary course of business to the Company. BMA is owned by a shareholder of the Company. Such transactions amounted to $699,210 for 2004.

     The Company conducted transactions in the ordinary course of business with RAD Properties, a corporation owned by Craig Sloan, shareholder of the Company. Such transactions generally consist of rent and lease payments that amounted to $216,200, $302,900 and $165,383 in 2004, 2003 and 2002, respectively.

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, a member of which is a minority shareholder of a subsidiary of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $925,786, $564,362 and $538,388 for 2004, 2003 and 2002, respectively, and sales of poultry equipment that amounted to $296,681, $99,815 and $63,225 for 2004, 2003 and 2002, respectively.

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $958,040, $238,095 and $243,946 from 2004, 2003 and 2002, respectively, and sales of poultry equipment that amounted to $150,127, $239,005 and $37,877 from 2004, 2003 and 2002, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $41,178, $89,348 and $26,056 for 2004, 2003 and 2002,
respectively.

17.     UNAUDITED  QUARTERLY  INFORMATION


                                   FIRST          SECOND          THIRD          FOURTH

                                                              QUARTER                   QUARTER   QUARTER    QUARTER
                                               --------------------------------------  ---------  --------  ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004:
  Sales . . . . . . . . . . . . . . . . . . .  $                              58,444   $ 79,623   $ 89,692  $ 60,372
  Gross profit. . . . . . . . . . . . . . . .                                 11,731     13,881     21,982    14,227
  Net income (loss) . . . . . . . . . . . . .                                   (465)        62      6,250    (4,138)
  Basic and diluted earnings(loss) per share.                                  (0.26)      0.03       4.28     (3.17)
                                               ======================================  =========  ========  =========

Restated 2003:
  Sales . . . . . . . . . . . . . . . . . . .  $                              44,224   $ 65,289   $ 77,062  $ 50,293
  Gross profit. . . . . . . . . . . . . . . .                                  9,278     13,015     17,861     7,015
  Net income (loss) . . . . . . . . . . . . .                                 (2,742)      (510)     4,161    (6,689)
  Basic and diluted earnings(loss) per share.                                  (1.54)     (0.29)      2.34     (3.77)
                                               ======================================  =========  ========  =========

Restated 2002:
  Sales . . . . . . . . . . . . . . . . . . .  $                              52,661   $ 65,581   $ 69,863  $ 41,413
  Gross profit. . . . . . . . . . . . . . . .                                 10,756     13,671     16,055     5,715
  Net income (loss) . . . . . . . . . . . . .                                 (2,052)       218      2,801    (7,163)
  Basic and diluted earnings(loss) per share.                                  (1.16)      0.12       1.58     (4.04)
                                               ======================================  =========  ========  =========


18.  RESTATEMENT

     During the 2004 closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2003 and 2002 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The stockholder helped finance each purchase with non-recourse, interest-bearing notes with the shares as the only collateral on the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not followed. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for $2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810,
respectively.

     In 2002 the Company entered into an agreement with the manager of its Brazilian subsidiary whereby it compensated him with shares of the subsidiary's stock. This constitutes a stock compensation arrangement for which the Company did not recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

     The Company has determined that the functional currency of its Mexican subsidiary should be U.S. Dollars rather than Pesos. The effect of this change reduced previously reported 2003 and 2002 net income by $98,644 and $315,917, respectively, and increased previously reported 2001 net income by $69,692.

     In 2002 and 2003, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The company did not accrue these amounts in those years. The effects of accruing compensation for this individual reduced previously reported 2003 and 2002 net income by $100,000 and $507,515, respectively.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue for claims incurred but not reported. The effect of accruing for such claims in 2003 and 2002 reduced previously reported net income by $289,506 and $698,246, respectively.

     The Company also made adjustments in 2003, 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The financial statement impact of the above noted adjustments is indicated in the table below stated in (000's) except for per share line items;





                                                     AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2003
Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . . . . . . . .  $                54,165   $     (4,562)  $  49,603
     Payroll and payroll related expenses. . . . .                    3,071            565       3,636
     Other accrued expenses. . . . . . . . . . . .                    4,057          1,891       5,948
     Paid in capital . . . . . . . . . . . . . . .                    3,006            574       3,580
     Accumulated other comprehensive loss. . . . .                  (11,929)           345     (11,584)
     Retained earnings . . . . . . . . . . . . . .                   12,531         (8,678)      3,853

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . . . . . . . .                  190,694           (481)    190,213
     Selling, general and administrative expenses.                   36,591          3,602      40,193
     Operating income. . . . . . . . . . . . . . .                    9,290         (3,121)      6,169
     Foreign currency transaction loss . . . . . .                     (102)           (99)       (201)
     Other, net. . . . . . . . . . . . . . . . . .                   (3,544)         3,749         205
     Minority interest in net income of subsidiary                       --            (77)        (77)
     Net loss. . . . . . . . . . . . . . . . . . .                   (6,232)           452      (5,780)
     Basic and diluted earnings per share. . . . .                   ($3.51)  $       0.25      ($3.26)






               AS

                                                      AS PREVIOUSLY REPORTED   ADJUSTMENTS   RESTATED
FISCAL YEAR 2002

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  176,836         7,097    183,933
     Selling, general and administrative expenses .                   36,767         1,087     37,854
     Operating income . . . . . . . . . . . . . . .                   15,787        (8,184)     7,603
     Foreign currency transaction loss. . . . . . .                     (468)         (316)      (784)
     Minority interest in net income of subsidiary.                       --           (26)       (26)
     Net income (loss). . . . . . . . . . . . . . .                    2,330        (8,526)    (6,196)
     Basic and diluted earnings per share . . . . .  $                  1.31        ($4.80)    ($3.49)




19.  SUBSEQUENT  EVENTS

     On April 6, 2005, the Company's stockholders entered into an agreement to sell all of the issued and outstanding shares of voting and non-voting equity of the Company to an affiliate of Charlesbank Equity Fund V, Limited Partnership. In connection with the consummation of the transaction, it is expected that the Company will refinance or amend its senior credit facility and its 10-1/4% senior subordinated notes due 2007. The consummation of the transaction, which is expected to occur in May 2005, is subject to customary conditions, including the receipt of financing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not  applicable.


ITEM  9A.   CONTROLS  AND  PROCEDURES

OVERVIEW

     In connection with the preparation of this Annual Report on Form 10-K, the Company's management has identified material weaknesses in the Company's internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. These weaknesses have resulted in adjustments being recorded in our financial statements for the years ended December 31, 2004, 2003 and 2002. Our management has discussed the material weaknesses with our independent registered public accounting firm, BKD LLP, and the Company's Board of Directors from and after March 8, 2005. BKD LLP has informed the Company that it intends to issue a "material weakness" letter in connection with its review of the Company's financial statements for the year ending December 31, 2004.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Vice President of Finance, has performed an evaluation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, which included an review of the matters discussed above, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

CHANGES  IN  INTERNAL  CONTROLS

     The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K and the related review of the Company's financial statements for the years ended December 31, 2004, 2003 and 2002 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. Although the Company believes that the material weaknesses in its internal controls have been remedied as discussed above, the Company's management also believes that additional work is required to fully remedy these material weaknesses and intends to continue its efforts to fully remedy the situation.


ITEM  9B.  OTHER  INFORMATION.

      Not  applicable.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:



NAME                AGE                  OFFICE
------------------  ---  ---------------------------------------

Russell C. Mello .   43  Chief Executive Officer
Ann Montgomery . .   38  Vice President of Finance
Allen A. Deutsch .   54  President of AP Division
David L. Vettel. .   46  President of GSI International Division
Charles Jordan . .   48  President of Cumberland Division
Michael Brotherton   43  Chief Operating Officer
Craig Sloan. . . .   54  Chairman of the Board
Cathy Sloan. . . .   54  Director



     RUSSELL C. MELLO joined the Company in March 1995. Mr. Mello has been the Chief Executive Officer, Secretary and Treasurer since July 2004. From September 2001 to July 2004, he served as Chief Financial Officer, Secretary and Treasurer. From June 1999 to September 2001, he served as Senior Vice President, Finance and Secretary and Treasurer. From September 1996 to June 1999, he served as Vice President, Finance and Assistant Secretary and Assistant Treasurer. From March 1995 to September 1996, he served as the Controller of the GSI Division. From October 1984 to March 1995, he held various management and finance positions with Emerson Electric Company, a manufacturer of electrical equipment.

     ANN MONTGOMERY joined the Company in January 2001. Ms. Montgomery has been the Vice-President of Finance since April 2004. From January 2001 to April 2004, she served as the Corporate Controller. From June 1998 to January 2001, she held various management and finance positions with American General Life Insurance Company.

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

     CHARLES JORDAN joined the Company in May 1975. Mr. Jordan has been President of the Cumberland Poultry Division since October 2003. From May 1975 to March 1989, he held various management positions with the Grain and Swine divisions of GSI. From March 1989 to February 1999, he held various management positions within the Cumberland Division including President. From February 1999 to February 2002, he left the company to pursue other opportunities. From February 2002 to October 2003, he served as the Director of Distribution.

     MICHAEL BROTHERTON joined the Company in October 2002. Mr. Brotherton has been the Chief Operating Officer since July 2004. From October 2002 to July 2004, he served as Senior Vice-President of Operations. From June 1988 to September 2002, he held various management positions culminating with Chief Operating Officer with Zexel Valeo Compressor U.S.A., Inc., a manufacturer of compressors for the automotive industry.

     CRAIG SLOAN joined the Company in November 1971. Mr. Sloan has been the Chairman of the Board since 2002. From December 1993 to July 2004, he served as the Chief Executive Officer. From December 1974 to December 1993, he served as President of Grain Systems, Inc., a former subsidiary of the Company. Mr. Sloan has been a Director of the Company since December 1972.

     CATHY SLOAN has been a director of the Company since September 2001. Mrs. Sloan is the wife of Craig Sloan and is a homemaker.

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

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2004 of the Company's Chairman of the Board and the other five most highly compensated executive officers of the Company (the "Named Executives").

                                    SUMMARY COMPENSATION TABLE

                                       ALL OTHER
NAME & PRINCIPAL POSITION                YEAR     ANNUAL COMPENSATION   COMPENSATION(1)
-------------------------------------  ---------  --------------------  ----------------
                                        SALARY           BONUS
Russell C. Mello                            2004  $            193,281  $             --  $    --
  Chief Executive Officer                   2003  $            113,102  $         30,000  $    --
                                            2002  $            118,956  $             --  $    --

Gene Wiseman                                2004  $             90,800  $        115,144  $21,583
  Regional President of GSI Division        2003  $            110,573  $         27,023  $    --
                                            2002  $            112,208  $         28,083

Charlie Jordan                              2004  $             78,440  $        135,695  $    --
  President of Cumberland Division          2003  $             66,910  $             --  $    --
                                            2002  $             48,447  $             --  $    --

Mitch Golleher                              2004  $             98,180  $        115,144  $    --
  President of GSI Division                 2003  $            101,189  $         27,023  $    --
                                            2002  $            100,923  $         28,083  $    --

Burl Shuler                                 2004  $             92,620  $        115,144  $    --
  Regional President of GSI Division        2003  $             84,110  $         27,023  $    --
                                            2002  $             81,620  $         28,083  $    --

Craig Sloan                                 2004  $            203,758  $             --  $ 7,056
  Chief Executive Officer(2)                2003  $            407,515  $             --  $13,235
                                            2002  $            407,515  $             --  $11,288



(1)  Consists  of  group  insurance  and  other  miscellaneous  benefits.
(2)  Retired  in  July,  2004.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Company did not have a Compensation Committee during 2004. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2004. See "Certain Relationships and Related Transactions." During 2004, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2004.

DIRECTOR  COMPENSATION

     There is $50,000 annual compensation for being a member of the Board of Directors.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
               AND  RELATED  STOCKHOLDER  MATTERS.

     The following table sets forth certain information as of April 15, 2005 with respect to the shares of the Company's voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.


                                                  NON-VOTING
                                              VOTING COMMON STOCK   COMMON STOCK
                                              -------------------  --------------
                                              NUMBER OF            PERCENTAGE OF   NUMBER OF  PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER . . . .  SHARES               VOTING          SHARES     NON-VOTING
--------------------------------------------  -------------------  --------------  ---------  --------------
Craig Sloan (1)                                           626,948         100.00%      8,957           4.48%
Russell C. Mello (1)                                           --             --      51,830          25.92%
Mike Brotherton (1)                                            --             --       9,740           4.87%
Gene Wiseman (1)                                               --             --      15,174           7.59%
Charles Jordan (1)                                             --             --       6,493           3.25%
Mitch Golleher (1)                                             --             --       6,493           3.25%
Burl Shuler (1)                                                --             --       6,493           3.25%
Don Nicol (1)                                                  --             --       6,493           3.25%
Ann Montgomery (1)                                             --             --       6,493           3.25%
David L. Vettel (1)                                            --             --      13,798           6.90%
Directors and executive officers as a group
  (10 persons in group)                                   626,948         100.00%    131,964          65.98%



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

     The Company makes sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a stockholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $487,439, $125,920 and $196,691 for 2004, 2003 and 2002, respectively.

     The Company makes sales in the ordinary course of business to Larry Sloan, who is a family member of a stockholder of the Company. Such transactions generally consist of sales of grain equipment and amounted to $24,193, $72,619 and $10,987 for 2004, 2003 and 2002, respectively.

     The Company has a contract with BMA Consulting, Inc.(BMA) where BMA provides consulting services in the ordinary course of business to the Company. BMA is owned by a shareholder of the Company. Such transactions amounted to $699,210 for 2004.

     The Company conducted transactions in the ordinary course of business with RAD Properties, a corporation owned by a shareholder of the Company. Such transactions generally consist of rent and lease payments that amounted to $216,200, $302,900 and $165,383 in 2004, 2003 and 2002, respectively.

     The Company makes sales and rent payments in the ordinary course of business to Covell Bros., a distributor of poultry equipment, that is owned by a former employee of the Company. Such transactions generally consist of sales of poultry equipment and amounted to $0, $75,307 and $128,838 for 2004, 2003 and 2002, respectively, and rent payments and expenses that amounted to $10,428, $13,910 and $70,055 in 2004, 2003 and 2002, respectively.

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, a member of which is a minority shareholder of a subsidiary of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $925,768, $564,362 and $538,388 for 2004, 2003 and 2002, respectively, and sales of poultry equipment that amounted to $296,681, $99,815 and $63,225 for 2004, 2003 and 2002, respectively

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $958,040, $238,095 and $243,946 from 2004, 2003 and 2002, respectively, and sales of poultry equipment that amounted to $150,127, $239,005 and $37,877 from 2004, 2003 and 2002, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $41,178, $89,348 and $26,056 for 2004, 2003 and 2002,
respectively.

     The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, BMA, RAD Properties, Covell Bros., the Segatt family, Reliance, and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in arm's length transactions.


ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT  FEES

     The aggregate fees billed by BKD LLP, the Company's principal public accountants, for the fiscal years ended December 31, 2004 and 2003 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were approximately $116,750 and $123,500, respectively.

AUDIT-RELATED  FEES

     The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2004 and 2003 for audit-related services, which included an annual profit sharing audit, were approximately $4,850 and $4,750, respectively.

TAX  FEES

     The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2004 and 2003 for tax-related services, which included international tax issues and Form 5500, were approximately $600 and $12,007, respectively.

ALL  OTHER  FEES

     The Company did not engage its principal public accountants to provide any other services for the fiscal years ended December 31, 2004 and 2003.

                                     PART IV


ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON APRIL 15, 2005.

                                   The  GSI  Group,  Inc.

                                   By:              /s/   Russell  C.  Mello
                                           ---------------------------------
                                                       Russell  C.  Mello
                                                Chief  Executive  Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT IN THE CAPACITIES INDICATED ON APRIL 15, 2005.



SIGNATURE                                        TITLE
----------------------  --------------------------------------------------------
/s/   Russell C. Mello   Chief Executive Officer (Principal Executive Officer)
----------------------
Russell C. Mello

/s/   Craig Sloan                        Chairman of the Board
----------------------
Craig Sloan

/s/   Cathy Sloan                               Director
----------------------
Cathy Sloan

/s/  Ann Montgomery     Vice President of Finance (Principal Accounting Officer)
----------------------
Ann Montgomery

                                                                    EXHIBIT 31.1
                                 CERTIFICATIONS
I,  Russell  C.  Mello,  certify  that:

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April  15,  2005


/s/  Russell  C.  Mello
-----------------------
Chief  Executive  Officer

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS
I,  Ann  Montgomery,  certify  that:

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

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  April  15,  2005

/s/  Ann  Montgomery
--------------------
Vice-President  of  Finance

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Annual Report on Form 10-K of The GSI Group, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Russell C. Mello, as Chief Executive Officer of the Company, and Ann Montgomery, Vice President of Finance of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April  15,  2005

     /s/  RUSSELL  C.  MELLO
     -----------------------
     Russell  C.  Mello
     Chief  Executive  Officer

     /s/  ANN  MONTGOMERY
     --------------------
     Ann  Montgomery
     Vice  President  of  Finance


     This certification shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934. In addition, this certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------

    2.1    Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI
         Group (Canada) Co. and UHI Canada, Corporation.
    2.2    Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Kenneth Stonecipher.
    2.3    Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Hog Slat, Inc.
   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997
   3.2*    By-Laws of The GSI Group, Inc, as amended.
   4.1*    Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.
   4.2*    First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         And LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.
   4.3*    Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co.,
         Amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.
   4.4*    Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a
         Copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.
  10.1+    Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower
         And Congress Financial Corporation (Central), as lender.
 10.2++    Amendment No. 1 to the October 31, 2003 Loan and Security Agreement, dated July 9,2004, between
         The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
10.3+++    Amendment  No. 2 to the October 31, 2003 Loan and Security Agreement, dated October 19,2004,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
   10.4    Amendment No. 3 to the October 31, 2003 Loan and Security Agreement, dated February 2,2005,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
 10.5**    Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello.
 10.6++    Indemnification Agreement, dated July 7, 2004, between The GSI Group, Inc. and Ann Montgomery.
   10.7    Affirmative Pledge of Assignment of Quotas and Other Provisions Agreement, dated January 1, 2002,
         Between The GSI Group, Inc. and Leonardo Segatt.
10.8***    Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John C. Sloan
         Dated July 8, 2004.
   12.1    Computation of Ratio of Earnings to Fixed Charges.
   21.1    List of Subsidiaries of The GSI Group, Inc.
   31.1    Certification of Chief Executive Officer.
   31.2    Certification of Vice President of Finance.
   32.1    Section 906 Certification.


____________
* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

**     Incorporated  by  reference  from  the Company's Form 10-Q filed with the
Commission  on  August  3,  2001  pursuant  to  the  Securities  Act  of  1934.

***     Incorporated  by  reference  from  the Company's Form 8-K filed with the
Commission  on  July  16,  2004  pursuant  to  the  Securities  Act  of  1934.

+     Incorporated  by  reference  from  the  Company's Form 10-Q filed with the
Commission  on  November  7,  2003  pursuant  to  the  Securities  Act  of 1934.

++     Incorporated  by  reference  from  the Company's Form 10-Q filed with the
Commission  on  August  12,  2004  pursuant  to  the  Securities  Act  of  1934.

+++     Incorporated  by  reference  from the Company's Form 10-Q filed with the
Commission  on  November  10,  2004  pursuant  to  the  Securities  Act of 1934.



     SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company did not send an annual report covering the registrant's last fiscal year or proxy statement to security holders.


                                                                                                             Exhibit 12.1








THE GSI GROUP, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(Dollars in Thousands)
                                                    Year ended December 31,
                                                    ------------------------

                                                                        2001       2002        2003
                                                                        2000  Restated    Restated    Restated       2004
                                                    ------------------------  ----------  ----------  ----------  -------
Income (loss) from continuing
 Operations before tax                              $                  4,711  $    (668)  $  (6,367)  $  (6,840)  $ 2,275
                                                    ========================  ==========  ==========  ==========  =======
Add fixed charges:
Interest expense on borrowings and
 Amortization of deferred
 Financing costs                                                      14,996     14,397      13,011      13,216    14,104
Interest portion of rent expense                                         707        656         386         326       278
                                                                      15,703     15,053      13,397      13,542    14,382
                                                    ========================  ==========  ==========  ==========  =======

Adjusted earnings                                                     20,414     14,385       7,030       6,702    16,657
                                                    ========================  ==========  ==========  ==========  =======

Ratio of earnings to fixed
 Charges                                                               1.30x      0.96x       0.52x       0.49x     1.16x



                                                                    Exhibit 21.1


                               THE GSI GROUP, INC.
                              LIST OF SUBSIDIARIES
                              --------------------




COMPANY NAME                                            LOCATION
----------------------------------------------------  ------------
The GSI Asia Group Sdn. Bhd. . . . . . . . . . . . .  Malaysia
The GSI Group Africa (Proprietary) Limited . . . . .  South Africa
GSI Cumberland de Mexico, S. de R.L. De C.V. . . . .  Mexico
Agromarau Industia E Comercio Ltda.. . . . . . . . .  Brazil
The GSI Group (Shanghai) C., Ltd.. . . . . . . . . .  China
The GSI Agricultural Equipments (Shanghai) Co., Ltd.  China
The GSI Group Europe Limited . . . . . . . . . . . .  England
Assumption Leasing Company, Inc. . . . . . . . . . .  Illinois
The GSI Group (Canada) Co. . . . . . . . . . . . . .  Canada
The GSI Group (Poland) Sp. Z.o.o.. . . . . . . . . .  Poland
FarmPro, Inc.. . . . . . . . . . . . . . . . . . . .  Delaware