Form 10-K/A
period 2002-12-31
GSI GROUP INC
filed 2005-04-27
CIK 1050925

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of April 26, 2005.

                   Documents Incorporated by Reference:  None

===============================================================================

INTRODUCTORY  NOTE

     This Amendment No. 1 to The GSI Group, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "Form 10-K/A") includes restated consolidated financial statements as of December 31, 2002 and 2001. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement.

     The restatement was initially disclosed in the Company's Current Report on Form 8-K, filed on March 8, 2005 and was reflected in Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company has restated in this Form 10-K/A its consolidated balance sheets as of December 31, 2002 and 2001, and consolidated statements of operations, cash flows and stockholders' deficit for the fiscal years ended December 31, 2002 and 2001 to reflect this restatement.

     This Form 10-K/A amends and restates Items 6, 7 and 8 of Part II and Items 11, 13 and 14 of Part III of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. Although not amended or updated, all other Items of the original Form 10-K are contained herein for the convenience of the reader.

     All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     Except with respect to Item 14 of Part III, the information set forth under "Forward-Looking Statements" and the statements included in this Introductory Note, this Form 10-K/A has not been updated for changes in events, estimates or other developments subsequent to March 31, 2003, the date of filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. For a discussion of these subsequent events and developments as well as revisions to prior estimates, please refer to the Company's Form 10-K for the year ended December 31, 2004.

     During the 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

- At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6.5 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred.

- In 1997, the majority shareholder sold non-voting shares to certain employees at an arm's length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company failed to ascertain the market value of those shares at each year-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles. The Company has now performed that review and determined that for the first time at the end of 2002, compensation expense of $89,511 was created. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2002 by $113,647.

- The Company mistakenly treated its Mexican subsidiary with the local currency being the functional currency. The Company should have treated its Mexican subsidiary with the U.S. dollar as being the functional currency. The result of this error was an unfavorable impact to the profit and loss statement of $315,917.

- The Company mistakenly did not capitalize the overhead component of the Brazilian Subsidiary's inventory to comply with United States generally accepted accounting principles. The result of this error was a favorable impact to the profit and loss statement of $11,080.

- The Company had an error in its calculation of the intercompany profit and loss component residing in the year end inventory balance. The result of this error was a favorable impact to the profit and loss statement of $60,447.

- The Company, now with the benefit of hindsight, made the error of not accruing the CEO's salary and board of director fees that were being refused at that time by the CEO. The result of this error was an unfavorable impact to the profit and loss statement of $507,515.

- The Company, when it made the shift in late 2000 from a premium stop-loss worker's compensation insurance policy to a high-deductible self-insured policy, failed to begin to accrue for the "incurred but not reported" liability. The result of this error was an unfavorable impact to the profit and loss statement of $698,246.

- The Company, when it entered into an agreement at the beginning of 2002 with the manager of its Brazilian Subsidiary to partially compensate him with an ownership percentage of that subsidiary, neglected to initiate a process to account for his minority ownership. The result of that error was an unfavorable impact to the profit and loss statement of $26,312 and a reclassification of the balance sheet equity section for $400,986.

- The quarterly impact of these issues to the profit and loss statement was approximately $1.2 million per quarter, while the balance sheet equity section cumulative impact was approximately $0.9 million per quarter. Due to the straight line nature of these adjustments, it was deemed that restating the 10-Q's would not benefit the reader.

FORWARD-LOOKING  STATEMENTS


     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) such as "will," "may," "can," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, it expresses that expectation or belief in good faith and believes it has a reasonable basis, but the Company or its management can give no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I
  Item 1.     Business                                                        6
  Item 2.     Properties                                                     11
  Item 3.     Legal Proceedings                                              12
  Item 4.     Submission of Matters to a Vote of Security Holders            12

PART  II
  Item  5.    Market  for  the  Registrant's  Common  Equity  and  Related
                  Stockholder Matters                                        13
  Item 6.     Selected Financial Data                                        14
  Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                      15
  Item 7A.    Quantitative and Qualitative Disclosure About Market Risk      21
  Item 8.     Financial Statements and Supplementary Data                    22
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial  Disclosure                                      44

PART  III
  Item 10.    Directors and Executive Officers of the Registrant             44
  Item 11.    Executive Compensation                                         45
  Item 12.    Security Ownership of Certain Beneficial Owners and Management 46
  Item 13.    Certain Relationships and Related Transactions                 46
  Item 14.    Controls and Procedures                                        47

PART  IV
  Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
                  8-K                                                        49

                                     PART I


ITEM  1.  BUSINESS.



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

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 2002 and December 31, 2001, the Company declared dividends totaling $1.8 million and $1.1 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with LaSalle National Bank (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors, as the Board of Directors may deem relevant.



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

     As  discussed  in  the  Note  17  to  the  Consolidated  Financial  Statements,  certain historical information  in  the  Consolidated  Financial  Statements  has been restated. Please read Note 17 to the
Consolidated  Financial  Statements  for  additional  information about these restatements. The selected financial  data  set  forth  below  has  been  adjusted  to  reflect  these  restatements.


                                           YEARS ENDED DECEMBER 31,
                                           ------------------------

                                                     1998       1999       2000       2001       2002
                                                   ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT (000'S):
 Sales. . . . . . . . . . . . . . . . . . . . . .  $270,127   $229,210   $243,961   $229,921   $230,636
 Cost of sales. . . . . . . . . . . . . . . . . .   209,236    179,927    184,622    174,847    183,933
                                                   ---------  ---------  ---------  ---------  ---------
 Gross profit . . . . . . . . . . . . . . . . . .    60,891     49,283     59,339     55,074     46,703
 Operating expenses . . . . . . . . . . . . . . .    50,245     38,669     40,070     41,456     39,100
                                                   ---------  ---------  ---------  ---------  ---------
 Operating income . . . . . . . . . . . . . . . .    10,646     10,614     19,269     13,618      7,603
 Interest expense . . . . . . . . . . . . . . . .   (12,946)   (14,768)   (14,997)   (14,397)   (13,011)
 Other income (expense) . . . . . . . . . . . . .     1,117        477        439        312       (603)
                                                   ---------  ---------  ---------  ---------  ---------
 Income (loss) from continuing operations . . . .    (1,183)    (3,677)     4,711       (467)    (6,011)
 Provision (benefit) for income taxes . . . . . .      (260)      (336)      (568)      (656)       159
                                                   ---------  ---------  ---------  ---------  ---------
 Income (loss) before minority interest . . . . .      (923)    (3,341)     5,279        189     (6,170)
 Minority Interest in Net income of Subsidiaries.        --         --         --         --        (26)
                                                   ---------  ---------  ---------  ---------  ---------
 Net income (loss). . . . . . . . . . . . . . . .  $   (923)  $ (3,341)  $  5,279   $    189   $ (6,196)
                                                   =========  =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . . .  $  (0.59)  $  (1.84)  $   2.52   $  (0.26)  $  (3.39)
 Net income (loss). . . . . . . . . . . . . . . .  $  (0.46)  $  (1.67)  $   2.82   $   0.11   $  (3.49)
                                                   ---------  ---------  ---------  ---------  ---------

BALANCE SHEET (000'S):
 Total Assets . . . . . . . . . . . . . . . . . .  $174,648   $158,519   $164,123   $154,751   $145,618
 Long-term obligations. . . . . . . . . . . . . .  $134,216   $133,315   $130,870   $136,211   $139,735
 Dividends per share. . . . . . . . . . . . . . .  $   0.56   $    0.0   $   1.05   $   0.60   $   1.01


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof. The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been restated to reflect certain adjustments to the Company's consolidated financial information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003 (the "Form 10-K"). The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has not been updated to reflect changes in events, estimates or other developments subsequent to March 31 2003, the date of filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Refer to note 17, "Restatement," to the Consolidated Financial Statements for further information.


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

RESTATEMENT

     During the 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6.5 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. The effect of this change reduced previously reported net income for 2002 by $6,470,161.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employee's. The stockholder helped finance each purchase with non-recourse interest-bearing notes with the shares as the only collateral on the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not followed. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2002 and 2001 by $113,647 and $84,810, respectively.

     In 2002 the Company entered into an agreement with the manager of its Brazilian subsidiary whereby it compensated him with shares of the subsidiary's stock. This constitutes a stock compensation arrangement for which the Company did not recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2002 by $401,000.

     The Company has determined that the functional currency of its Mexican subsidiary should be U.S. Dollars rather than Pesos. The effect of this change reduced previously reported 2002 net income by $315,917 and increased previously reported 2001 net income by $69,692.

     In 2001 and 2002, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The company did not accrue these amounts in those years. The effects of accruing compensation for this individual reduced previously reported 2002 and 2001 net income by $507,515 and $257,000, respectively.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue for claims incurred but not reported. The effect of accruing for such claims in 2002 and 2001 reduced previously reported net income by $698,246 and $603,090, respectively.

     The Company also made adjustments in 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The financial statement impact of the above noted adjustments are indicated in the table below:




               AS

                                                      AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2002
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $                63,893   $     (6,389)  $  57,504
     Payroll and payroll related expenses . . . . .                    2,987            565       3,552
     Other accrued expenses . . . . . . . . . . . .                    4,144          1,501       5,645
     Paid in capital. . . . . . . . . . . . . . . .                    3,006             90       3,096
     Accumulated other comprehensive loss . . . . .                  (14,336)           246     (14,090)
     Retained earnings. . . . . . . . . . . . . . .                   19,971         (9,192)     10,779

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  176,836          7,097     183,933
     Selling, general and administrative expenses .                   36,767          1,087      37,854
     Operating income . . . . . . . . . . . . . . .                   15,787         (8,184)      7,603
     Foreign currency transaction loss. . . . . . .                     (468)          (316)       (784)
     Minority interest in net income of subsidiary.                       --            (26)        (26)
     Net income (loss). . . . . . . . . . . . . . .                    2,330         (8,526)     (6,196)
     Basic and diluted earnings per share . . . . .  $                  1.31         ($4.80)     ($3.49)





               AS

                                                    AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2001
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . .  $                55,294   $         10   $  55,304
     Payroll and payroll related expenses . . . .                    4,234            157       4,391
     Other accrued expenses . . . . . . . . . . .                    4,855            703       5,558
     Accumulated other comprehensive loss . . . .                  (10,216)           (70)    (10,286)
     Retained earnings. . . . . . . . . . . . . .                   19,550           (780)     18,770

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                  174,254            593     174,847
     Selling, general and administrative expenses                   39,386            342      39,728
     Operating income . . . . . . . . . . . . . .                   14,553           (935)     13,618
     Foreign currency transaction loss. . . . . .                       33             70         103
     Net income . . . . . . . . . . . . . . . . .                    1,054           (865)        189
     Basic and diluted earnings per share . . . .  $                  0.59         ($0.48)  $    0.11








RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2002  Compared  to  Year  Ended  December  31,  2001

     Sales increased 0.3% or $0.7 million to $230.6 million in 2002 compared to $229.9 million in 2001. Grain equipment sales were essentially flat. Increases in demand for poultry products were offset by decreases in demand for swine products.

     Gross profit decreased to $46.7 million in 2002 or 20.2% of sales from $55.1 million or 24.0% of sales in 2001. This decrease was primarily due to production inefficiencies caused by consolidation efforts.

     Operating expenses decreased 5.7% or $2.4 million to $39.1 million in 2002 from $41.5 million in 2001. As a percentage of sales, operating expenses decreased to 17.0% in 2002 from 18.0% in 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis office.

     Operating income decreased to $7.6 million in 2002 from $13.6 million in 2001. Operating income margins decreased to 3.3% of sales in 2002 from 5.9% in 2001.

     Interest  expense  decreased  $1.4  million  due  to lower borrowing costs.

     Net income decreased to $6.2 million loss in 2002 from $0.2 million income in 2001.


Year  Ended  December  31,  2001  Compared  to  Year  Ended  December  31,  2000

     Sales decreased 5.8% or $14.1 million to $229.9 million in 2001 compared to $244.0 million in 2000. The decrease was primarily driven by weaker domestic demand for grain storage and conditioning equipment. Brazilian and domestic poultry sales were also lower due to weaker demand. This decrease was partially offset by increased swine equipment sales, which were higher due to strengthening demand.

     Gross profit decreased to $55.1 million in 2001 or 24.0% of sales from $59.3 million or 24.3% of net sales in 2000. This decrease was caused by decreased sales and restructuring expenses incurred at the end of the year to consolidate manufacturing operations.

     Operating expenses increased 3.5% or $1.4 million to $41.5 million in 2001 from $40.1 million in 2000. This increase was primarily the result of integration costs necessary to support the sales volume resulting from the FFI acquisition. Restructuring charges incurred during the period were offset by cost reduction and consolidation actions. As a percentage of sales, operating expenses increased to 18.0% in 2001 from 16.4% in 2000.

     Operating income decreased to $13.6 million in 2001 from $19.3 million in 2000. Operating income margins decreased to 5.9% of sales in 2001 from 7.9% in 2000. This decrease was attributable to the decrease in sales and increased operating expenses.

     Interest  expense  decreased  $0.6  million  due  to lower borrowing costs.

     Net income decreased to $0.2 million in 2001 from $5.3 million in 2000. The decrease was primarily attributable to the factors discussed above relating to operating expenses and operating income.

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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2002, the Company had $58.9 million of working capital, a decrease of $1.8 million as compared to its working capital as of December 31, 2001. This increase in working capital was primarily due to increases in inventory and decreases in accounts payable, billings in excess of costs, and accrued expenses.

     Operating activities generated $3.6 million, $5.0 million and $9.5 million of cash in 2002, 2001 and 2000, respectively. The decrease in cash flow from operating activities from 2001 to 2002 of $1.4 million was primarily the result of decreased depreciation and amortization and net income and an increase in inventory of $10.9 million offset by changes in accounts receivable, accounts payable, other current assets, accrued expenses, customer deposits and deferred taxes of $9.1 million.

     The Company's capital expenditures totaled $5.2 million, $4.4 million and $6.3 million in 2002, 2001 and 2000, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2003 will be less than that of 2002.

     Cash provided by financing activities in 2002 consisted primarily of $7.8 million of increased borrowings under the Credit Facility and a $1.5 million shareholder loan offset by $4.5 million of payments of long-term debt, a $1.8 million dividend for taxes, and a $0.7 million payment of shareholder loans. Cash used in financing activities in 2001 consisted primarily of $6.7 million of payments on long-term debt, a $1.1 million dividend for taxes, and a $2.2 million payment of a shareholder loan offset by $8.0 million of increased borrowings under the Credit Facility and a $1.0 million shareholder loan. Cash used by financing activities in 2000 consisted of $4.9 million of payments on long-term debt, $1.4 million purchase of treasury shares and $1.9 million dividend for taxes offset by $2.6 million of borrowings under the Credit
Facility  and  a  shareholder  loan  of  $1.5  million.

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

COMPENSATION  EXPENSE

     In 1997, the majority shareholder sold non-voting shares to certain employees at an arm's length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company failed to ascertain the market value of those shares at each year-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles. The Company has now performed that review and determines annually the compensation expense impact.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                  PAGE
                                                                                                  ----
Reports of Independent Registered Public Accounting Firms . . . . . . . . . . . . . . . . .  . .    23
Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . . . . . . . .    26
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 . . .    27
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2002, 2001 and
  2000. . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . .. . . . . . . . . . . .   28
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 . . .    29
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The GSI Group, Inc.

We have audited the accompanying consolidated balance sheet of The GSI Group, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Agromarau Industria e Comercio Ltda., a partially owned subsidiary (95.46 percent owned at December 31, 2002), which statements reflect total assets of $11.8 million as of December 31, 2002 and total revenue of $18.3 million for the year then ended. Those statements were audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Agromarau Industria e Comercio Ltda., is based solely on the report of other accountants. The consolidated financial statements of The GSI Group, Inc. as of December 31, 2001 and for the two years then ended, before the restatements as discussed below, were audited by other accountants who ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

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

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. Also, as discussed in Note 17 to the consolidated financial statements, the Company has restated its financial statements to correct its method of accounting for inventories, stock-based and other compensation, certain matters involving foreign subsidiaries and insurance costs.

As discussed above, the financial statements of The GSI Group, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 17, these financial statements have been restated. We audited the adjustments described in Note 17 that were applied to restate 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

BKD  LLP

Decatur,  IL
March  18,  2005

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




* This audit report of Arthur Andersen LLP, the Company's former independent public accountants is a copy of the original audit report dated February 25, 2002 rendered by Arthur Andersen LLP on the Company's financial statements included in its Annual Report on Form 10-K filed on April 3, 2002, and has not been reissued by Arthur Andersen LLP since that date.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Agromarau Industria e Comercio Ltda. (the "Company") as of December 31, 2002, and the related statements of income, changes in shareholders' equity and changes in financial position for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Industria e Comercio Ltda. as of December 31, 2002, and the result of its operations and changes in its financial position for the year ended December 31, 2002, in conformity with accounting practices adopted in Brazil.

DELOITTE  TOUCHE  TOHMATSU
Auditores  Independentes

January  24,  2003
Porto  Alegre,  RS,  Brazil

                         PART I - FINANCIAL INFORMATION

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
 DECEMBER  31,  2002  AND  2001
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                                                                                  2002     2001
                                                                                                ---------  ----
     ASSETS                                                               RESTATED   RESTATED
------------------------------------------------------------------------  --------  ----------
Current Assets:
  Cash and cash equivalents                                                         $   2,936   $  2,828
  Accounts receivable, net                                                             23,274     28,887
  Inventories, net                                                                     57,504     55,304
  Prepaids                                                                              2,039      2,245
  Deferred income taxes                                                                    66         --
  Other                                                                                 5,261      4,816
                                                                                    ----------  ---------
      Total current assets                                                             91,080     94,080
                                                                                    ----------  ---------

Notes Receivable                                                                           --         59
                                                                                    ----------  ---------

Long-Term Retainage                                                                        --         95
                                                                                    ----------  ---------

Property, Plant and Equipment, net                                                     38,705     42,116
                                                                                    ----------  ---------

Other Assets:
  Goodwill, net                                                                         9,738     10,578
  Other intangible assets, net                                                          3,237      4,483
  Deferred financing costs, net                                                         2,054      2,532
  Other                                                                                   804        808
                                                                                    ----------  ---------
      Total other assets                                                               15,833     18,401
                                                                                    ----------  ---------
      Total assets                                                                  $ 145,618   $154,751
                                                                                    ==========  =========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $  11,063   $ 12,247
  Payroll and payroll related expenses                                                  3,552      4,391
  Deferred income taxes                                                                    --         14
  Billings in excess of costs                                                              --        257
  Accrued warranty                                                                      1,341      2,031
  Other accrued expenses                                                                5,645      5,558
  Customer deposits                                                                     7,159      6,204
  Current maturities of long-term debt                                                  3,404      2,707
                                                                                    ----------  ---------
      Total current liabilities                                                        32,164     33,409
                                                                                    ----------  ---------

Long-Term Debt, less current maturities                                               139,735    136,211
                                                                                    ----------  ---------

Deferred Income Taxes                                                                     474        582
                                                                                    ----------  ---------

MINORITY INTEREST                                                                         401         --
                                                                                    ----------  ---------

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding  1,575,000 shares)                         16         16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares)                                    2          2
  Additional paid-in capital                                                            3,096      3,006
  Accumulated other comprehensive loss                                                (14,090)   (10,286)
  Retained earnings                                                                    10,779     18,770
  Treasury stock, at cost, voting (5,058,652 shares)                                  (26,950)   (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares)                                      (9)        (9)
                                                                                    ----------  ---------
      Total stockholders' deficit                                                     (27,156)   (15,451)
                                                                                    ----------  ---------
      Total liabilities and stockholders' deficit                                   $ 145,618   $154,751
                                                                                    ==========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                         2002     2001
                                         ----     ----

  RESTATED                                            RESTATED       2000
---------------------------------------------------  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . .  $  230,636   $  229,921   $  243,961

Cost of Sales . . . . . . . . . . . . . . . . . . .     183,933      174,847      184,622
                                                     -----------  -----------  -----------

    Gross profit. . . . . . . . . . . . . . . . . .      46,703       55,074       59,339

Selling, General and Administrative Expenses. . . .      37,854       39,728       38,492
Amortization Expense. . . . . . . . . . . . . . . .       1,246        1,728        1,578
                                                     -----------  -----------  -----------
  Total operating expenses. . . . . . . . . . . . .      39,100       41,456       40,070
                                                     -----------  -----------  -----------

    Operating income. . . . . . . . . . . . . . . .       7,603       13,618       19,269

Other Income (Expense):
  Interest expense. . . . . . . . . . . . . . . . .     (13,011)     (14,397)     (14,997)
  Interest income . . . . . . . . . . . . . . . . .         411          485          152
  Loss on sale of fixed assets. . . . . . . . . . .        (353)        (350)        (155)
  Foreign currency transaction gain (loss). . . . .        (784)         103          247
  Other, net. . . . . . . . . . . . . . . . . . . .         123           74          195
                                                     -----------  -----------  -----------

       Income before income tax provision (benefit)      (6,011)        (467)       4,711
                                                     -----------  -----------  -----------

Income Tax Provision (Benefit). . . . . . . . . . .         159         (656)        (568)
                                                     -----------  -----------  -----------

Income before minority interest . . . . . . . . . .      (6,170)         189        5,279

Minority Interest in Net Income of Subsidiaries . .         (26)          --           --
                                                     -----------  -----------  -----------

    Net income (loss) . . . . . . . . . . . . . . .  $   (6,196)  $      189   $    5,279
                                                     ===========  ===========  ===========

Basic and Diluted Earnings Per Share. . . . . . . .  $    (3.49)  $     0.11   $     2.82
                                                     -----------  -----------  -----------

Weighted Average Common Shares Outstanding. . . . .   1,775,000    1,775,000    1,872,397
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

                                            Common Stock
                                            -------------
                                               Voting       Nonvoting
                                            -------------  -----------
                                            Accumulated
                                            Additional     Other
                                            Shares         Shares       Paid-In      Comprehensive
                                            Outstanding    Amount       Outstanding  Amount          Capital   Income (Loss)
                                            -------------  -----------  -----------  --------------  --------  --------------
Balance, December 31, 1999 . . . . . . . .     1,800,000   $       18       200,000  $            2  $  2,939  $      (6,996)
 Net income. . . . . . . . . . . . . . . .             -            -             -               -         -              -
 Capital contributions . . . . . . . . . .             -            -             -               -        65              -
 Purchase of treasury shares . . . . . . .      (225,000)          (2)            -               -         2              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (1,109)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
                                            -------------  -----------  -----------  --------------  --------  --------------
Balance, December 31, 2000 . . . . . . . .     1,575,000   $       16       200,000  $            2  $  3,006  $      (8,105)
 Restated net income . . . . . . . . . . .             -            -             -               -         -              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (2,181)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
                                            -------------  -----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2001. . . .     1,575,000   $       16       200,000  $            2  $  3,006  $     (10,286)
 Restated net income . . . . . . . . . . .             -            -             -               -         -              -
 Stock Based Compensation. . . . . . . . .             -            -             -               -        90              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -             -               -         -         (3,804)
 Dividends . . . . . . . . . . . . . . . .             -            -             -               -         -              -
Restated Balance, December 31, 2002. . . .     1,575,000   $       16       200,000  $            2  $  3,096  $     (14,090)
                                            =============  ===========  ===========  ==============  ========  ==============




                                      Treasury Stock
                                     ----------------
                                          Voting         Nonvoting
                                     ----------------  -------------
                                     Total             Comprehensive
                                     Retained          Stockholders'  Income
                                     Earnings          Shares         Amount     Shares   Amount    Deficit     (Loss)
                                     ----------------  -------------  ---------  -------  --------  ---------  -------
Balance, December 31, 1999. . . . .  $        16,237       4,833,652  $(25,524)  859,316  $    (9)  $(13,333)
 Net income . . . . . . . . . . . .            5,279               -         -         -        -      5,279    5,279
 Capital contributions. . . . . . .                -               -         -         -        -         65        -
     Purchase of treasury shares. .                -         225,000    (1,426)        -        -     (1,426)       -
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -     (1,109)  (1,109)
 Comprehensive income . . . . . . .  $         4,170
                                     ================
 Dividends. . . . . . . . . . . . .           (1,862)              -         -         -        -     (1,862)
                                     ----------------  -------------  ---------  -------  --------  ---------
Balance, December 31, 2000. . . . .  $        19,654       5,058,652  $(26,950)  859,316  $    (9)  $(12,386)
 Restated net income. . . . . . . .              189               -         -         -        -        189      189
 Other comprehensive
   Loss- foreign currency
   Translation adjustments. . . . .                -               -         -         -        -     (2,181)  (2,181)
 Comprehensive loss . . . . . . . .  $        (1,992)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,073)              -         -         -        -     (1,073)
                                     ----------------  -------------  ---------  -------  --------  ---------

Restated Balance, December 31, 2001  $        18,770       5,058,652  $(26,950)  859,316  $    (9)  $(15,451)
 Restated net income. . . . . . . .           (6,196)              -         -         -        -     (6,196)  (6,196)
 Stock Based Compensation . . . . .                -               -         -         -        -         90
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -     (3,804)  (3,804)
 Comprehensive loss . . . . . . . .  $       (10,000)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,795)              -         -         -        -     (1,795)
Restated Balance, December 31, 2002  $        10,779       5,058,652  $(26,950)  859,316  $    (9)  $(27,156)
                                     ================  =============  =========  =======  ========  =========



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2002,  2001  AND  2000
 (IN  THOUSANDS)
                                              2002     2001
                                              ----     ----

  RESTATED                                                             RESTATED     2000
--------------------------------------------------------------------  ----------  --------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $  (6,196)  $   189   $ 5,279
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .      7,065     8,775     8,744
      Amortization of deferred financing costs and debt discount . .        643       725       730
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . .        353       350       155
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .       (188)     (973)     (829)
      Minority Interest in Net Income of Subsidiaries. . . . . . . .         26
      Minority Interest Compensation Expense . . . . . . . . . . . .        375
      Stock based Compensation . . . . . . . . . . . . . . . . . . .         90
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable, net . . . . . . . . . . . . . . . . . .      5,708     3,621    (2,643)
        Inventories, net . . . . . . . . . . . . . . . . . . . . . .     (2,200)      558    (8,855)
        Other current assets . . . . . . . . . . . . . . . . . . . .       (180)   (1,069)      142
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .     (1,184)   (3,437)    5,223
        Payroll and payroll related expenses . . . . . . . . . . . .       (793)      444     1,005
        Billings in excess of costs. . . . . . . . . . . . . . . . .       (257)   (1,777)     (642)
        Accrued warranty . . . . . . . . . . . . . . . . . . . . . .       (691)     (409)       55
        Other accrued expenses . . . . . . . . . . . . . . . . . . .         42    (1,228)      801
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .        955      (814)      351
                                                                      ----------  --------  --------
          Net cash flows provided by operating activities. . . . . .      3,568     4,955     9,516
                                                                      ----------  --------  --------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (5,170)   (4,387)   (6,251)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .      1,299     1,523       360
  Acquisition of FFI Corp., net of cash acquired . . . . . . . . . .         --    (1,457)       --
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11)       25         5
                                                                      ----------  --------  --------
          Net cash flows used in investing activities. . . . . . . .     (3,882)   (4,296)   (5,886)
                                                                      ----------  --------  --------

Cash Flows From Financing Activities:
  Payments on shareholder loans. . . . . . . . . . . . . . . . . . .       (684)   (2,182)     (335)
  Proceeds from shareholder loans. . . . . . . . . . . . . . . . . .      1,452     1,017     1,500
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . .     (4,512)   (6,690)   (4,905)
  Net borrowings under line-of-credit agreement. . . . . . . . . . .      7,800     8,000     2,600
  Contributed capital. . . . . . . . . . . . . . . . . . . . . . . .         --        --        65
  Purchase of treasury shares. . . . . . . . . . . . . . . . . . . .         --        --    (1,426)
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,795)   (1,073)   (1,862)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,580)      471       298
                                                                      ----------  --------  --------
          Net cash flows provided by (used in) financing activities.        681      (457)   (4,065)
                                                                      ----------  --------  --------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .       (259)      (53)     (126)
                                                                      ----------  --------  --------

CHANGE  In Cash and Cash Equivalents . . . . . . . . . . . . . . . .  $     108   $   149   $  (561)
Cash and Cash Equivalents, beginning of year . . . . . . . . . . . .      2,828     2,679     3,240
                                                                      ----------  --------  --------
Cash and Cash Equivalents, end of year . . . . . . . . . . . . . . .  $   2,936   $ 2,828   $ 2,679
                                                                      ==========  ========  ========


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

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  Consolidation

          The accompanying financial statements reflect the consolidated results of the Company. All intercompany transactions and balances have been eliminated. The Company records income or loss on the sales to its foreign subsidiaries. That income or loss is not recognized until the inventory is sold by the subsidiary. The Company reviews and adjusts for any material differences between United States of America and location country generally accepted accounting principles. The Company's subsidiaries are as follows:




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

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2002, 2001 and 2000 have been recorded in the accompanying Consolidated
Statements of Stockholders' Deficit. For Mexico, exchange losses from translations for the years ended December 31, 2002 and 2001 have been recorded in the accompanying Consolidated Statements of Operations.

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

     Self  Insurance

     The Company has elected to self-insure certain costs related to health insurance, worker's compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $2.0 million, $1.6 million and $1.6 million at December 31, 2002, 2001 and 2000, respectively. The Company has purchased insurance that limits its exposure for individual claims and that limits its aggregate exposure to aproximately $3.4 million.

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

8.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                        AS OF DECEMBER 31,
                                       --------------------
                                               2002            2001
                                       --------------------  ---------
    RESTATED                                 RESTATED
-------------------------------------  --------------------
Accounts Receivable . . . . . . . . .        (IN THOUSANDS)
                                       --------------------
  Trade receivables . . . . . . . . .  $            24,607   $ 30,804
  Allowance for doubtful accounts . .               (1,333)    (1,917)
                                       --------------------  ---------
       Total. . . . . . . . . . . . .  $            23,274   $ 28,887
                                       ====================  =========

Inventories
  Raw materials . . . . . . . . . . .  $            16,834   $ 13,341
  Work-in-process . . . . . . . . . .               19,236     18,322
  Finished goods. . . . . . . . . . .               21,434     23,641
                                                    57,504     55,304
                                       ====================  =========

Property, Plant and Equipment
  Land. . . . . . . . . . . . . . . .  $               929   $    974
  Buildings and improvements. . . . .               23,948     24,764
  Machinery and equipment . . . . . .               48,962     50,624
  Office equipment and furniture. . .                8,706      7,744
  Construction-in-progress. . . . . .                  842         14
                                       --------------------  ---------
                                                    83,387     84,120
  Accumulated depreciation. . . . . .              (44,682)   (42,004)
  Property, plant and equipment, net.  $            38,705   $ 42,116
                                       ====================  =========
Intangible Assets
  Goodwill. . . . . . . . . . . . . .  $            13,492   $ 13,492
  Accumulated amortization. . . . . .               (3,754)    (2,914)
       Total. . . . . . . . . . . . .  $             9,738   $ 10,578
                                       ====================  =========

  Non-compete agreements. . . . . . .  $             8,227   $  8,227
  Accumulated amortization. . . . . .               (5,187)    (3,971)
    Total . . . . . . . . . . . . . .  $             3,040   $  4,256
                                       ====================  =========

  Patents and other intangible assets  $               383   $    383
  Accumulated amortization. . . . . .                 (186)      (156)
       Total. . . . . . . . . . . . .  $               197   $    227
                                       ====================  =========
Deferred Financing Costs
  Deferred financing costs. . . . . .  $             4,783   $  4,756
  Accumulated amortization. . . . . .               (2,729)    (2,224)
       Total. . . . . . . . . . . . .  $             2,054   $  2,532
                                       ====================  =========
Accrued Warranty
  Beginning reserve . . . . . . . . .  $             2,031   $  2,359
  Increase to expense . . . . . . . .                1,600      1,653
  Charge to reserve . . . . . . . . .               (2,290)    (1,981)
  Ending reserve. . . . . . . . . . .  $             1,341   $  2,031
                                       ====================  =========



Amortization of patents and non-compete agreements are as follows (in thousands):



2003  1,094
2004    649
2005    397
2006    364
2007    122




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

Stock  Based  Compensation  Plan  (Restated)

     The Company's majority stockholder has, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes are interest bearing and pre-payable. The shares are sold subject to a Shareholders" Agreement, as described below. The Company accounts for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the market value of the underlying common stock exceeds the purchase price, the Company records compensation cost for the difference. For 2002, the Company has recognized $89,511of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced net income for 2002 and 2001 by $113,647 and $84,810, respectively.

A summary of the status of the plan at December 31, 2002 and changes during the year then ended is presented below:






                                        2002     2001
Outstanding shares, beginning of year  106,433  106,433
Shares sold by Craig Sloan. . . . . .       --       --
Shares purchased by Craig Sloan . . .   14,077       --
                                       -------  -------

Outstanding shares, end of year . . .   92,356  106,433


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

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                   2002          2001

RESTATED                                              RESTATED     2000

U.S. Federal statutory rate . . . . . . . . . . . .  $  (2,044)  $  (159)  $ 1,574
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .        188       692    (1,466)
       Foreign local taxes. . . . . . . . . . . . .        380       295      (419)
       Change in valuation allowance. . . . . . . .      1,590        --        --
  Tax differences resulting from acquisition of DMC         --    (1,274)     (279)
  Nondeductible goodwill amortization . . . . . . .         --        33        33
  Effective tax rate differences. . . . . . . . . .         91      (221)      (38)
  State and other income taxes. . . . . . . . . . .          4       (22)       27
  Other . . . . . . . . . . . . . . . . . . . . . .        (50)       --        --
                                                     $     159   $  (656)  $  (568)
                                                     ==========  ========  ========



     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):


                              Years Ended December 31,
                             --------------------------
                                        2002              2001    2000
                             --------------------------  ------  ------
Current
  Federal . . . . . . . . .  $                      --   $(113)  $  51
  State and local . . . . .                          3     (24)     28
  Foreign . . . . . . . . .                        380     454     182
                                                   383     317     261
                             --------------------------  ------  ------


Deferred
  Federal . . . . . . . . .                       (153)   (555)   (154)
  State and local . . . . .                        (71)   (259)    (75)
  Foreign . . . . . . . . .                         --    (159)   (600)
                                                  (224)   (973)   (829)
                             --------------------------  ------  ------

    Total expense (benefit)  $                     159   $(656)  $(568)
                             --------------------------  ------  ------

     The components of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                         2002

RESTATED                             2001
Deferred tax assets:
  Tax loss carryforwards - DMC. .  $ 1,491   $    64
  Tax loss carryforwards - Brazil    1,890     1,890
  Tax loss carryforwards - Mexico      140       158
  Allowance for doubtful accounts       --        18
  Inventory reserves. . . . . . .       14        21
  Cash discount reserves. . . . .       --        15
  Estimated product liability . .       54        68
  Accrued health insurance. . . .       --        13
  Accrued vacations . . . . . . .       --         1
                                             --------
                                   $ 3,589   $ 2,248
                                   ========  ========
Deferred tax liabilities:
  Property and equipment. . . . .      742     1,031
  Inventory . . . . . . . . . . .      297       445
                                   --------
                                     1,039     1,476
                                   --------

Valuation Allowance - DMC . . . .   (1,423)       --
Valuation Allowance - Brazil. . .   (1,535)   (1,368)
                                             --------

Net Deferred tax liability. . . .  $   408   $   596
                                   ========  ========


     DMC has tax loss carryforwards of approximately $6,774,616 (restated), which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $745,951 that do not expire. Mexico has tax loss carryforwards of approximately $398,586 that begin to expire in 2007.

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
               ======  ======  ======



15.     RELATED-PARTY  TRANSACTIONS

     The Company, the voting stockholder and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors,
(iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal to Craig Sloan with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan and the Company (subject to compliance with the terms of the indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering. The Company will recognize compensation expense when the fair value is greater than the original purchase price and any subsequent increases in fair value. The Company recognized compensation expense $89,511 at the end of 2002.

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

16.     UNAUDITED  QUARTERLY  INFORMATION


                                FIRST          SECOND          THIRD          FOURTH

                                                        QUARTER                  QUARTER   QUARTER    QUARTER
                                         --------------------------------------  --------  --------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Restated 2002:
  Sales . . . . . . . . . . . . . . . .  $                              52,928   $ 65,901  $ 70,119  $ 41,688
  Gross profit. . . . . . . . . . . . .                                 10,905     13,848    16,161     5,789
  Net income (loss) . . . . . . . . . .                                 (2,052)       218     2,801    (6,196)
  Basic and diluted earnings per share.                                  (1.16)      0.12      1.58     (3.49)
                                         ======================================  ========  ========  =========

Restated 2001:
  Sales . . . . . . . . . . . . . . . .  $                              44,969   $ 65,498  $ 71,834  $ 47,620
  Gross profit. . . . . . . . . . . . .                                 11,136     14,977    18,808    10,153
  Net income (loss) . . . . . . . . . .                                 (2,501)       919     4,407    (2,636)
  Basic and diluted earnings per share.                                  (1.41)      0.52      2.48     (1.49)
                                         ======================================  ========  ========  =========

2000:
  Sales . . . . . . . . . . . . . . . .  $                              49,016   $ 66,057  $ 83,391  $ 45,497
  Gross profit. . . . . . . . . . . . .                                 10,350     15,098    24,007     9,802
  Net income (loss) . . . . . . . . . .                                 (2,150)     1,914     9,042    (3,609)
  Basic and diluted earnings per share.                                  (1.08)      0.96      5.09     (2.03)
                                         ======================================  ========  ========  =========

     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2001 and 2000; thus it was not restated.

17.     RESTATEMENT

     During the 2004 closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6.5 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. The effect of this change reduced previously reported net income for 2002 by $6,470,161.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employee's. The stockholder helped finance each purchase with non-recourse interest-bearing notes with the shares as the only collateral on the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not followed. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2002 and 2001 by $113,647 and $84,810, respectively.

     In 2002 the Company entered into an agreement with the manager of its Brazilian subsidiary whereby it compensated him with shares of the subsidiary's stock. This constitutes a stock compensation arrangement for which the Company did not recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2002 by $401,000.

     The Company has determined that the functional currency of its Mexican subsidiary should be U.S. Dollars rather than Pesos. The effect of this change reduced previously reported 2002 net income by $315,917 and increased previously reported 2001 net income by $69,692.

     In 2001 and 2002, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The company did not accrue these amounts in those years. The effects of accruing compensation for this individual reduced previously reported 2002 and 2001 net income by $507,515 and $257,000, respectively.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue for claims incurred but not reported. The effect of accruing for such claims in 2002 and 2001 reduced previously reported net income by $698,246 and $603,090, respectively.

     The Company also made adjustments in 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The financial statement impact of the above noted adjustments are indicated in the table below:




               AS

                                                      AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2002
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $                63,893   $     (6,389)  $  57,504
     Payroll and payroll related expenses . . . . .                    2,987            565       3,552
     Other accrued expenses . . . . . . . . . . . .                    4,144          1,501       5,645
     Paid in capital. . . . . . . . . . . . . . . .                    3,006             90       3,096
     Accumulated other comprehensive loss . . . . .                  (14,336)           246     (14,090)
     Retained earnings. . . . . . . . . . . . . . .                   19,971         (9,192)     10,779

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  176,836          7,097     183,933
     Selling, general and administrative expenses .                   36,767          1,087      37,854
     Operating income . . . . . . . . . . . . . . .                   15,787         (8,184)      7,603
     Foreign currency transaction loss. . . . . . .                     (468)          (316)       (784)
     Minority interest in net income of subsidiary.                       --            (26)        (26)
     Net income (loss). . . . . . . . . . . . . . .                    2,330         (8,526)     (6,196)
     Basic and diluted earnings per share . . . . .  $                  1.31         ($4.80)     ($3.49)






               AS

                                                    AS PREVIOUSLY REPORTED    ADJUSTMENTS    RESTATED
FISCAL YEAR 2001
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . .  $                55,294   $         10   $  55,304
     Payroll and payroll related expenses . . . .                    4,234            157       4,391
     Other accrued expenses . . . . . . . . . . .                    4,855            703       5,558
     Accumulated other comprehensive loss . . . .                  (10,216)           (70)    (10,286)
     Retained earnings. . . . . . . . . . . . . .                   19,550           (780)     18,770

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                  174,254            593     174,847
     Selling, general and administrative expenses                   39,386            342      39,728
     Operating income . . . . . . . . . . . . . .                   14,553           (935)     13,618
     Foreign currency transaction loss. . . . . .                       33             70         103
     Net income . . . . . . . . . . . . . . . . .                    1,054           (865)        189
     Basic and diluted earnings per share . . . .  $                  0.59         ($0.49)  $    0.11




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

                                      SUMMARY COMPENSATION TABLE


                                           ALL OTHER
NAME & PRINCIPAL POSITION                    YEAR     ANNUAL COMPENSATION   COMPENSATION(1)
-----------------------------------------  ---------  --------------------  ----------------
                                            SALARY           BONUS
Craig Sloan                                     2002  $            407,515  $             --  $11,288
  Chief Executive Officer and Director          2001  $            407,515  $             --  $11,702
                                                2000  $            407,515  $             --  $ 6,680

Dave Andricks                                   2002  $            130,000  $         10,776  $    --
  President of GSI Division


Allen A. Deutsch                                2002  $            130,000  $         21,673  $    --
  President of AP/Cumberland Division           2001  $            130,000  $         26,000  $    --
                                                2000  $            130,000  $         10,532  $    --

David L. Vettel                                 2002  $            130,000  $         12,699  $    --
  President of GSI International Division       2001  $            120,000  $         19,000  $    --
                                                2000  $            120,000  $         14,387  $    --

Kevin Sloan                                     2002  $            130,000  $             --  $    --
  Senior Vice-President of Manufacturing        2001  $            120,000  $         30,000  $    --
                                                2000  $            120,000  $         25,000  $    --




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

DIRECTOR COMPENSATION

     There is a $50,000 annual compensation for being a member of the Board of Directors.


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

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The Company, the voting stockholder and each of the holders of the Company's non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company's Board of Directors,
(iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal to Craig Sloan with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan and the Company (subject to compliance with the terms of the indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering. The Company will recognize compensation expense when the fair value is greater than the original purchase price and any subsequent increases in fair value. The Company recognized compensation expense of $89,511 at the end of 2002. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2002 and 2001 by $113,647 and $84,810, respectively.


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


ITEM  14.   CONTROLS  AND  PROCEDURES

     OVERVIEW

      In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company's management identified material weaknesses in the Company's internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The identified material weaknesses in the Company's internal control over financial reporting have resulted in insufficient controls relating to inventory accounting, consolidation of majority owned subsidiaries, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary and board of director payment accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves, the treatment of stock based compensation expense issues and weaknesses in financial reporting processes. These weaknesses resulted in adjustments being recorded in our financial statements for the years ended December 31, 2002 and 2001. Our management has discussed the material weaknesses with our independent registered public accounting firm, BKD LLP, and the Company's Board of Directors from and after March 8, 2005. BKD LLP issued a "material weakness" letter to the Company in connection with its review of the Company's financial statements for the year ending December 31, 2004. This letter also noted a deficiency in our internal controls relating to the Company's inventory accounting and recommended that the Company update its inventory accounting system.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Vice President of Finance, has performed an evaluation of our disclosure controls and procedures as of December 31, 2002. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A.

CHANGES  IN  INTERNAL  CONTROLS

     The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K/A and the related review of the Company's financial statements for the years ended December 31, 2002 and 2001 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. The Company's management also believes that additional work is required to fully remedy these material weaknesses and intends to continue its efforts to fully remedy the situation.

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

     (a)(3)  EXHIBITS:

           A list of the exhibits included as part of this Form 10-K/A is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

(b)     REPORTS  ON  FORM  8-K:

     The GSI Group, Inc. did not file any Current Reports on Form 8-K during its fiscal quarter ended December 31, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON APRIL 26, 2005.

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

1.  I  have  reviewed  this annual report on Form 10-K/A of The GSI Group, Inc.;

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

Date:  April  26,  2005


/s/  Russell  C.  Mello
-----------------------
Chief  Executive  Officer

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS
I,  Ann  Montgomery,  certify  that:

1.  I  have  reviewed  this annual report on Form 10-K/A of The GSI Group, Inc.;

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

Date:  April  26,  2005

/s/  Ann  Montgomery
--------------------
Vice-President  of  Finance

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Annual Report on Form 10-K/A of The GSI Group, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Russell C. Mello, as Chief Executive Officer of the Company, and Ann Montgomery, Vice President of Finance of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April  26,  2005

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


                                                                                        Exhibit 12.1







                                         THE GSI GROUP, INC.
                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                             (UNAUDITED)
                                       (Dollars in Thousands)


                                     Year ended December 31,
                                    -------------------------
                                                        1998      1999      2000     2001      2002
                                    -------------------------  --------  -------  --------  --------
Income (Loss) from continuing
 Operations before tax              $                 (1,183)  $(3,677)  $ 4,711  $  (467)  $(6,011)
                                    =========================  ========  =======  ========  ========
Add Fixed Charges:
Interest expense on borrowings and
 amortization of deferred
 financing costs                                      12,946    14,768    14,996   14,397    13,011
Interest portion of rent expense                         955       750       707      656       386
                                                      13,901    15,518    15,703   15,053    13,397
                                    =========================  ========  =======  ========  ========

Adjusted Earnings                                     12,718    11,841    20,414   14,586     7,386
                                    =========================  ========  =======  ========  ========

Ratio of Earnings to Fixed
 Charges                                               0.91x     0.76x     1.30x    0.97x     0.55x


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