Form 10-K/A
period 2003-12-31
GSI GROUP INC
filed 2005-04-27
CIK 1050925

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

            [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                   Documents Incorporated by Reference:  None
===============================================================================

INTRODUCTORY  NOTE

     This Amendment No. 1 to The GSI Group, Inc.'s (the "Company's") Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K/A") includes restated consolidated financial statements as of December 31, 2003, 2002 and 2001. The accompanying restated consolidated financial statements, including the notes thereto, have been revised to reflect the restatement.

     The restatement was initially disclosed in the Company's Current Report on Form 8-K, filed on March 8, 2005 and was reflected in Company's Annual Report on Form 10-K for the year ended December 31, 2004. The Company has restated in this Form 10-K/A its consolidated balance sheets as of December 31, 2003 and 2002, and consolidated statements of operations, cash flows and stockholders' deficit for the fiscal years ended December 31, 2003, 2002 and 2001 to reflect this restatement.

     This Form 10-K/A amends and restates Items 6, 7, 8 and 9A of Part II and Items 11 and 13 of Part III of the original Form 10-K, and no other information included in the original Form 10-K is amended hereby. Although not amended or updated, all other Items of the original Form 10-K are contained herein for the convenience of the reader.

     All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     Except with respect to Item 9A of Part II, the information set forth under "Forward-Looking Statements" and the statements included in this Introductory Note, this Form 10-K/A has not been updated for changes in events, estimates or other developments subsequent to March 30, 2004, the date of filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. For a discussion of these subsequent events and developments as well as revisions to prior estimates, please refer to the Company's Form 10-K for the year ended December 31, 2004.

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

- In 1997, the majority shareholder sold non-voting shares to certain employees at an arm's length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company failed to ascertain the market value of those shares at each year-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles. The Company has now performed that review and determined that for the end of 2003, compensation expense of $484,097 was created. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003 by $62,584.

- The Company mistakenly treated its Mexican subsidiary with the local currency being the functional currency. The Company should have treated its Mexican subsidiary with the U.S. dollar as being the functional currency. The result of this error was an unfavorable impact to the profit and loss statement of $98,644.

- The Company mistakenly did not capitalize the overhead component of the Brazilian Subsidiary's inventory to comply with United States generally accepted accounting principles. The result of this error was a favorable impact to the profit and loss statement of $4,935.

- The Company had an error in its calculation of the intercompany profit and loss component residing in the year end inventory balance. The result of this error was an unfavorable impact to the profit and loss statement of $383,999.

- The Company, now with the benefit of hindsight, made the error of not accruing the CEO's salary and board of director fees which were being refused at that time by the CEO. The result of this error was an unfavorable impact to the profit and loss statement of $100,000.

- The Company, when it made the shift in late 2000 from a premium stop-loss worker's compensation insurance policy to a high-deductible self-insured policy, failed to begin to accrue for the "incurred but not reported" liability. The result of this error was an unfavorable impact to the profit and loss statement of $289,506.

- The Company, when it entered into an agreement at the beginning of 2002 with the manager of its Brazilian Subsidiary to partially compensate him with an ownership percentage of that subsidiary, neglected to initiate a process to account for his minority ownership. The result of that error was an unfavorable impact to the profit and loss statement of $77,333 and a reclassification of the balance sheet equity section for $339,614.

- The quarterly impact of these issues to the profit and loss statement was approximately $0.4 million per quarter, while the balance sheet equity section cumulative impact was less than $0.1 million per quarter. Due to the straight line nature of these adjustments, it was deemed that restating the 10-Q's would not benefit the reader.

FORWARD-LOOKING  STATEMENTS


     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the Company's and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) such as "will," "may," "can," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, it expresses that expectation or belief in good faith and believe it has a reasonable basis, but the Company or its management can give no assurance that the statement of expectation or belief will result or be achieved or accomplished.

     The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I
  Item 1.    Business                                                         6
  Item 2.    Properties                                                      11
  Item 3.    Legal Proceedings                                               12
  Item 4.    Submission of Matters to a Vote of Security Holders             12

PART  II
  Item 5.    Market  for  the  Registrant's  Common  Equity  and  Related
                Stockholder Matters                                          13
  Item 6.    Selected Financial Data                                         14
  Item 7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                        15
  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk       22
  Item 8.    Financial Statements and Supplementary Data                     23
  Item 9.    Changes in and Disagreements with Accountants on Accounting and
                Financial  Disclosure                                        46
  Item 9A.   Controls and Procedures                                         46
  Item 9B.   Other Information                                               46

PART  III
  Item 10.   Directors and Executive Officers of the Registrant              47
  Item 11.   Executive Compensation                                          48
  Item 12.   Security Ownership of Certain Beneficial Owners and Management  48
  Item 13.   Certain Relationships and Related Transactions                  49

PART  IV
  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K 51

                                     PART I


ITEM  1.  BUSINESS.



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

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter S corporation. During the years ended December 31, 2003 and December 31, 2002, the Company declared dividends totaling $1.1 million and $1.8 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 10 % Senior Subordinated Notes due 2007 (the "Notes") and in the Company's credit facility with Congress Financial Corporation (Central) (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors, as the Board of Directors may deem relevant.

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

     As  discussed  in  the  Note  16  to  the  Consolidated  Financial  Statements,  certain historical information  in  the Consolidated Financial Statements has been restated. Please read the Note 16 to the
Consolidated  Financial  Statements  for  additional  information about these restatements. The selected financial  data  set  forth  below  has  been  adjusted  to  reflect  these  restatements.


                                           YEARS ENDED DECEMBER 31,
                                           ------------------------

                                                     1999       2000       2001       2002       2003
                                                   ---------  ---------  ---------  ---------  ---------
INCOME STATEMENT (000'S):
 Sales. . . . . . . . . . . . . . . . . . . . . .  $229,210   $243,961   $229,921   $230,636   $237,669
 Cost of sales. . . . . . . . . . . . . . . . . .   179,927    184,622    174,847    183,933    190,213
                                                   ---------  ---------  ---------  ---------  ---------
 Gross profit . . . . . . . . . . . . . . . . . .    49,283     59,339     55,074     46,703     47,456
 Operating expenses . . . . . . . . . . . . . . .    38,669     40,070     41,456     39,100     41,287
                                                   ---------  ---------  ---------  ---------  ---------
 Operating income . . . . . . . . . . . . . . . .    10,614     19,269     13,618      7,603      6,169
 Interest expense . . . . . . . . . . . . . . . .   (14,768)   (14,997)   (14,397)   (13,011)   (13,216)
 Other income (expense) . . . . . . . . . . . . .       477        439        312       (603)       369
                                                   ---------  ---------  ---------  ---------  ---------
 Income (loss) from continuing operations . . . .    (3,677)     4,711       (467)    (6,011)    (6,678)
 Provision (benefit) for income taxes . . . . . .      (336)      (568)      (656)       159       (975)
 Income (loss) before minority interest . . . . .    (3,341)     5,279        189     (6,170)    (5,703)
                                                   ---------  ---------  ---------  ---------  ---------
 Minority Interest in Net income of Subsidiaries.        --         --         --        (26)       (77)
 Net income (loss). . . . . . . . . . . . . . . .  $ (3,341)  $  5,279   $    189   $ (6,196)  $ (5,780)
                                                   =========  =========  =========  =========  =========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . . .  $  (1.84)  $   2.52   $  (0.26)  $  (3.39)  $  (3.76)
 Net income (loss). . . . . . . . . . . . . . . .  $  (1.67)  $   2.82   $   0.11   $  (3.49)  $  (3.26)
                                                   ---------  ---------  ---------  ---------  ---------

BALANCE SHEET (000'S):
 Total Assets . . . . . . . . . . . . . . . . . .  $158,519   $164,123   $154,751   $145,618   $136,349
 Long-term obligations. . . . . . . . . . . . . .  $133,315   $130,870   $136,211   $139,735   $129,563
 Dividends per share. . . . . . . . . . . . . . .  $    0.0   $   1.05   $   0.60   $   1.01   $   0.65


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof. The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been restated to reflect certain adjustments to the Company's consolidated financial information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004 (the "Form 10-K"). The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has not been updated to reflect changes in events, estimates or other developments subsequent to March 30, 2004, the date of filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Refer to note 16, "Restatement," to the Consolidated Financial Statements for further information.


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

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6.5 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. The effect of this change reduced previously reported net income for 2002 by $6,470,161 and increase previously reported net income of 2003 by $2,206,000.

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

     In 2001, 2002 and 2003, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The company did not accrue these amounts in those years. The effects of accruing compensation for this individual reduced previously reported 2003, 2002 and 2001 net income by $100,000, $507,515 and $257,000, respectively.

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






RESULTS  OF  OPERATIONS

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

     Sales increased 3.1% or $7.1 million to $237.7 million in 2003 compared to $230.6 million in 2002. Poultry equipment sales were essentially flat. Increases in demand for grain products were partially offset by decreases in demand for swine products.

     Gross profit increased to $47.5 million in 2003 or 20.0% of sales from $46.7 million or 20.2% of sales in 2002. This decrease was primarily due to higher material costs and an unfavorable shift in the mix of products sold.

     Operating expenses increased 5.6% or $2.2 million to $41.3 million in 2003 from $39.1 million in 2002. As a percentage of sales, operating expenses decreased to 17.4% in 2003 from 17.0% in 2002. This increase was primarily the result of the write-off of international receivables.

     Operating income decreased to $6.2 million in 2003 from $7.6 million in 2002. Operating income margins decreased to 2.6% of sales in 2003 from 3.3% in 2002.

     Interest expense increased $0.2 million due to slightly higher borrowing costs.

     Other, net decreased $1.0 million to $0.4 million of income in 2003 from $0.6 million of expense in 2002. This increase in expense was primarily the result of writing down the Yemen receivable.

     Net  loss  decreased  to  $5.8  million  in 2003 from $6.2 million in 2002.

     During the 2003 year-end closing process, the Company had the following adjustments as part of its 4th quarter results. As described in Footnote 12, the Company decided that the likelihood of collection had deteriorated for the Yemen project so the retainage was written down by $1.5 million.

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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2003, the Company had $50.3 million of working capital, a decrease of $8.6 million as compared to its working capital as of December 31, 2002. This decrease in working capital was primarily due to decreases in inventory and current maturities of long term debt and increases in accounts receivable, accounts payable, and prepaids.

     Operating activities generated $13.4 million, $3.6 million and $5.0 million of cash in 2003, 2002 and 2001, respectively. The increase in cash flow from operating activities from 2002 to 2003 of $9.8 million was primarily the result of a change in inventory, accounts payable, other current assets, accrued expenses, customer deposits and net income of $20.8 million offset by changes in depreciation and amortization, accounts receivable and deferred taxes totaling $11.5 million.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                  PAGE
                                                                                                  ----
Reports of Independent Registered Public Accounting Firms. . . . . . . . . . . . . . . . . . . .    24
Consolidated Balance Sheets as of December 31, 2003 and 2002 . . . . . . . . . . . . . . . . . .    27
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 . . .    28
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2003, 2002 and
                                                                                                  2001  29
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 . . .    30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of The GSI Group, Inc.

We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Agromarau Industria e Comercio Ltda., a partially owned subsidiary (93.97 percent owned at December 31, 2003 and 95.46 percent owned at December 31, 2002), which statements reflect total assets of $17.2 and $11.8 million as of December 31, 2003 and 2002 and total revenue of $17.4 and $18.3 million for the years then ended. Those statements were audited by other accountants whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Agromarau Industria e Comercio Ltda., is based solely on the reports of other accountants. The consolidated financial statements of The GSI Group, Inc. for the year ended December 31, 2001, before the restatements discussed below, were audited by other accountants who ceased operations and whose report date February 25, 2002 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States) of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

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

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill and other intangible assets. Also, as discussed in Note 16 to the consolidated financial statements, the Company has restated its financial statements to correct its method of accounting for inventories, stock-based and other compensation, certain matters involving foreign subsidiaries and insurance costs.

As discussed above, the financial statements of The GSI Group, Inc. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 16, these financial statements have been restated. We audited the adjustments described in Note 16 that were applied to restate 2001 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PART  I  -  FINANCIAL  INFORMATION

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
 DECEMBER  31,  2003  AND  2002
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                                                                                  2003     2002
                                                                                                ---------  ----
     ASSETS                                                               RESTATED   RESTATED
------------------------------------------------------------------------  --------  ----------
Current Assets:
  Cash and cash equivalents                                                         $   3,439   $  2,936
  Accounts receivable, net                                                             27,083     23,274
  Inventories, net                                                                     49,603     57,504
  Prepaids                                                                              4,468      2,039
  Deferred income taxes                                                                    --         66
  Other                                                                                 2,882      5,261
                                                                                    ----------  ---------
      Total current assets                                                             87,475     91,080
                                                                                    ----------  ---------


Property, Plant and Equipment, net                                                     32,673     38,705
                                                                                    ----------  ---------

Other Assets:
  Goodwill                                                                             10,100      9,738
  Other intangible assets, net                                                          2,143      3,237
  Deferred financing costs, net                                                         2,773      2,054
  Deferred taxes, net                                                                   1,077         --
  Other                                                                                   108        804
                                                                                    ----------  ---------
      Total other assets                                                               16,201     15,833
                                                                                    ----------  ---------
      Total assets                                                                  $ 136,349   $145,618
                                                                                    ==========  =========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                                                  $  17,139   $ 11,063
  Payroll and payroll related expenses                                                  3,636      3,552
  Deferred income taxes                                                                    12         --
  Accrued warranty                                                                      1,379      1,341
  Other accrued expenses                                                                5,948      5,645
  Customer deposits                                                                     8,875      7,159
  Current maturities of long-term debt                                                    148      3,404
                                                                                    ----------  ---------
      Total current liabilities                                                        37,137     32,164
                                                                                    ----------  ---------

Long-Term Debt, less current maturities                                               129,563    139,735
                                                                                    ----------  ---------

Deferred Income Taxes                                                                      --        474
                                                                                    ----------  ---------

MINORITY INTEREST                                                                         741        401
                                                                                    ----------  ---------

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding  1,575,000 shares)                         16         16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares)                                    2          2
  Additional paid-in capital                                                            3,580      3,096
  Accumulated other comprehensive loss                                                (11,584)   (14,090)
  Retained earnings                                                                     3,853     10,779
  Treasury stock, at cost, voting (5,058,652 shares)                                  (26,950)   (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares)                                      (9)        (9)
                                                                                    ----------  ---------
      Total stockholders' deficit                                                     (31,092)   (27,156)
                                                                                    ----------  ---------
      Total liabilities and stockholders' deficit                                   $ 136,349   $145,618
                                                                                    ==========  =========


The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                   2003     2002     2001
                                   ----     ----     ----

                                                   RESTATED     RESTATED     RESTATED
                                                  -----------  -----------  -----------
Sales. . . . . . . . . . . . . . . . . . . . . .  $  237,669   $  230,636   $  229,921

Cost of Sales. . . . . . . . . . . . . . . . . .     190,213      183,933      174,847
                                                  -----------  -----------  -----------

    Gross profit . . . . . . . . . . . . . . . .      47,456       46,703       55,074

Selling, General and Administrative Expenses . .      40,193       37,854       39,728
Amortization Expense . . . . . . . . . . . . . .       1,094        1,246        1,728
                                                  -----------  -----------  -----------
  Total operating expenses . . . . . . . . . . .      41,287       39,100       41,456
                                                  -----------  -----------  -----------

    Operating income . . . . . . . . . . . . . .       6,169        7,603       13,618

Other Income (Expense):
  Interest expense . . . . . . . . . . . . . . .     (13,216)     (13,011)     (14,397)
  Interest income. . . . . . . . . . . . . . . .         615          411          485
  Loss on sale of fixed assets . . . . . . . . .        (250)        (353)        (350)
  Foreign currency transaction gain (loss) . . .        (201)        (784)         103
  Other, net . . . . . . . . . . . . . . . . . .         205          123           74
                                                  -----------  -----------  -----------

       Income (loss) before income taxes . . . .      (6,678)      (6,011)        (467)
                                                  -----------  -----------  -----------

Income Tax Provision (Benefit) . . . . . . . . .        (975)         159         (656)
                                                  -----------  -----------  -----------

Income before minority interest. . . . . . . . .      (5,703)      (6,170)         189

Minority Interest in Net Income of Subsidiaries.         (77)         (26)          --
                                                  -----------  -----------  -----------

    Net income (loss). . . . . . . . . . . . . .  $   (5,780)  $   (6,196)  $      189
                                                  ===========  ===========  ===========

Basic and Diluted Earnings Per Share . . . . . .  $    (3.26)  $    (3.49)  $     0.11
                                                  -----------  -----------  -----------

Weighted Average Common Shares Outstanding . . .   1,775,000    1,775,000    1,775,000
                                                  ===========  ===========  ===========






The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIT
                                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                            Common Stock
                                            ------------
                                               Voting     Nonvoting
                                            ------------  ----------
                                            Accumulated
                                            Additional    Other
                                            Shares        Shares      Paid-In      Comprehensive
                                            Outstanding   Amount      Outstanding  Amount          Capital   Income (Loss)
                                            ------------  ----------  -----------  --------------  --------  --------------
Balance, December 31, 2000 . . . . . . . .     1,575,000  $       16      200,000  $            2  $  3,006  $      (8,105)
 Restated net income . . . . . . . . . . .             -           -            -               -         -              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -         (2,181)
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
                                            ------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2001. . . .     1,575,000  $       16      200,000  $            2  $  3,006  $     (10,286)
 Restated net loss . . . . . . . . . . . .             -           -            -               -         -              -
 Stock Based Compensation. . . . . . . . .             -           -            -               -        90              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -         (3,804)
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
                                            ------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2002. . . .     1,575,000  $       16      200,000  $            2  $  3,096  $     (14,090)
 Restated net loss . . . . . . . . . . . .             -           -            -               -         -              -
 Stock Based Compensation. . . . . . . . .             -           -            -               -       484              -
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -           -            -               -         -          2,506
 Dividends . . . . . . . . . . . . . . . .             -           -            -               -         -              -
Restated Balance, December 31, 2003. . . .     1,575,000  $       16      200,000  $            2  $  3,580  $     (11,584)
                                            ============  ==========  ===========  ==============  ========  ==============




                                      Treasury Stock
                                     ----------------
                                          Voting         Nonvoting
                                     ----------------  -------------
                                     Total             Comprehensive
                                     Retained          Stockholders'  Income
                                     Earnings          Shares         Amount     Shares   Amount    Deficit     (Loss)
                                     ----------------  -------------  ---------  -------  --------  ---------  -------
Balance, December 31, 2000. . . . .  $        19,654       5,058,652  $(26,950)  859,316  $    (9)  $(12,386)
 Restated net income. . . . . . . .              189               -         -         -        -        189      189
 Other comprehensive
   loss- foreign currency
   Translation adjustments. . . . .                -               -         -         -        -     (2,181)  (2,181)
 Comprehensive loss . . . . . . . .  $        (1,992)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,073)              -         -         -        -     (1,073)
                                     ----------------  -------------  ---------  -------  --------  ---------

Restated Balance, December 31, 2001  $        18,770       5,058,652  $(26,950)  859,316  $    (9)  $(15,451)
 Restated net loss. . . . . . . . .           (6,196)              -         -         -        -     (6,196)  (6,196)
 Stock Based Compensation . . . . .               90
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -     (3,804)  (3,804)
 Comprehensive loss . . . . . . . .  $       (10,000)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,795)              -         -         -        -     (1,795)
                                     ----------------  -------------  ---------  -------  --------  ---------
Restated Balance, December 31, 2002  $        10,779       5,058,652  $(26,950)  859,316  $    (9)  $(27,156)
 Restated net loss. . . . . . . . .           (5,780)              -         -         -        -     (5,780)  (5,780)
 Stock Based Compensation . . . . .              484
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -         -         -        -      2,506    2,506
 Comprehensive loss . . . . . . . .  $        (3,274)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,146)              -         -         -        -     (1,146)
Restated Balance, December 31, 2003  $         3,853       5,058,652  $(26,950)  859,316  $    (9)  $(31,092)
                                     ================  =============  =========  =======  ========  =========







The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2003,  2002  AND  2001
 (IN  THOUSANDS)
                                            2003     2002     2001
                                            ----     ----     ----

                                                                       RESTATED    RESTATED    RESTATED
                                                                      ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $  (5,780)  $  (6,196)  $     189
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .      6,350       7,065       8,775
      Amortization of deferred financing costs and debt discount . .        928         643         725
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . .        249         353         350
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .     (1,473)       (188)       (973)
      Minority Interest in Net Income of Subsidiaries. . . . . . . .         77          26          --
      Minority Interest Compensation Expense . . . . . . . . . . . .        263         375          --
      Stock based Compensation . . . . . . . . . . . . . . . . . . .        484          90          --
      Changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . .     (3,809)      5,708       3,621
        Inventories, net . . . . . . . . . . . . . . . . . . . . . .      7,901      (2,200)        558
        Other current assets . . . . . . . . . . . . . . . . . . . .        (50)       (180)     (1,069)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .      6,076      (1,184)     (3,437)
        Payroll and payroll related expenses . . . . . . . . . . . .        160        (793)        444
        Billings in excess of costs. . . . . . . . . . . . . . . . .         --        (257)     (1,777)
        Accrued warranty . . . . . . . . . . . . . . . . . . . . . .         39        (691)       (409)
        Other accrued expenses . . . . . . . . . . . . . . . . . . .        226          42      (1,228)
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .      1,716         955        (814)
                                                                      ----------  ----------  ----------
          Net cash flows provided by operating activities. . . . . .     13,357       3,568       4,955
                                                                      ----------  ----------  ----------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (1,739)     (5,170)     (4,387)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .      2,742       1,299       1,523
  Acquisition of FFI Corp., net of cash acquired . . . . . . . . . .         --          --      (1,457)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        687         (11)         25
                                                                      ----------  ----------  ----------
          Net cash flows provided by (used in) investing activities.      1,690      (3,882)     (4,296)
                                                                      ----------  ----------  ----------

Cash Flows From Financing Activities:
  Payments on shareholder loans. . . . . . . . . . . . . . . . . . .     (2,194)       (684)     (2,182)
  Proceeds from shareholder loans. . . . . . . . . . . . . . . . . .      1,574       1,452       1,017
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . .    (15,227)     (4,512)     (6,690)
  Net borrowings under line-of-credit agreement. . . . . . . . . . .      2,242       7,800       8,000
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,146)     (1,795)     (1,073)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (106)     (1,580)        471
                                                                      ----------  ----------  ----------
          Net cash flows provided by (used in) financing activities.    (14,857)        681        (457)
                                                                      ----------  ----------  ----------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .        313        (259)        (53)
                                                                      ----------  ----------  ----------

CHANGE  In Cash and Cash Equivalents . . . . . . . . . . . . . . . .  $     503   $     108   $     149
Cash and Cash Equivalents, beginning of year . . . . . . . . . . . .      2,936       2,828       2,679
                                                                      ----------  ----------  ----------
Cash and Cash Equivalents, end of year . . . . . . . . . . . . . . .  $   3,439   $   2,936   $   2,828
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

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2003, 2002 and 2001 have been recorded in the accompanying Consolidated
Statements of Stockholders' Deficit. For Mexico, exchange losses from translations for the years ended December 31, 2003, 2002 and 2001 have been recorded in the accompanying Consolidated Statements of Operations.

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

     Self  Insurance

     The Company has elected to self-insure certain costs related to health insurance, worker's compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $2.5 million, $2.0 million and $1.6 million at December 31, 2003, 2002 and 2001, respectively. The Company has purchased insurance that limits its exposure for individual claims and that limits its aggregate exposure to aproximately $3.4 million.

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

Reclassification

          Certain amounts in the 2003 financial statements have been reclassified from their previous presentation. Such reclassification had no impact on earnings.

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

7.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                        AS OF DECEMBER 31,
                                       --------------------
                                               2003            2002
                                       --------------------  ---------
    RESTATED                                 RESTATED
-------------------------------------  --------------------
Accounts Receivable . . . . . . . . .        (IN THOUSANDS)
                                       --------------------
  Trade receivables . . . . . . . . .  $            27,927   $ 24,607
  Allowance for doubtful accounts . .                 (844)    (1,333)
                                       --------------------  ---------
       Total. . . . . . . . . . . . .  $            27,083   $ 23,274
                                       ====================  =========

Inventories
  Raw materials . . . . . . . . . . .  $            13,940   $ 16,834
  Work-in-process . . . . . . . . . .               18,443     19,236
  Finished goods. . . . . . . . . . .               17,220     21,434
                                                    49,603     57,504
                                       ====================  =========

Property, Plant and Equipment
  Land. . . . . . . . . . . . . . . .  $               809   $    929
  Buildings and improvements. . . . .               23,660     23,948
  Machinery and equipment . . . . . .               47,863     48,962
  Office equipment and furniture. . .                8,917      8,706
  Construction-in-progress. . . . . .                   --        842
                                       --------------------  ---------
                                                    81,249     83,387
  Accumulated depreciation. . . . . .              (48,576)   (44,682)
  Property, plant and equipment, net.  $            32,673   $ 38,705
                                       ====================  =========
Intangible Assets
  Goodwill. . . . . . . . . . . . . .  $            10,100   $  9,738
                                       ====================  =========

  Non-compete agreements. . . . . . .  $             8,227   $  8,227
  Accumulated amortization. . . . . .               (6,250)    (5,187)
    Total . . . . . . . . . . . . . .  $             1,977   $  3,040
                                       ====================  =========

  Patents and other intangible assets  $               383   $    383
  Accumulated amortization. . . . . .                 (217)      (186)
       Total. . . . . . . . . . . . .  $               166   $    197
                                       ====================  =========
Deferred Financing Costs
  Deferred financing costs. . . . . .  $             6,253   $  4,783
  Accumulated amortization. . . . . .               (3,480)    (2,729)
       Total. . . . . . . . . . . . .  $             2,773   $  2,054
                                       ====================  =========
Accrued Warranty
  Beginning reserve . . . . . . . . .  $             1,340   $  2,031
  Increase to expense . . . . . . . .                2,585      1,600
  Charge to reserve . . . . . . . . .               (2,546)    (2,290)
  Ending reserve. . . . . . . . . . .  $             1,379   $  1,341
                                       ====================  =========



Amortization of patents and non-compete agreements are as follows (in thousands):



2004  649
2005  397
2006  364
2007  131
2008  131


     Transitional disclosures regarding the change in amortization and other treatment of goodwill for the year ended December 31, 2001 are as follows:



                                                                   EARNINGS
                                                                   ---------
                                                                   AMOUNT     PER SHARE
                                                                   ---------  ----------

Reported Net Income . . . . . . . . . . . . . . . . . . . . . . .  $   1,054  $     0.59
Add back:  Goodwill Amortization. . . . . . . . . . . . . . . . .        300        0.17
                                                                   ---------  ----------
Adjusted net income before cumulative effect of accounting change  $   1,354  $     0.76
                                                                   =========  ==========




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

Stock  Based  Compensation  Plan  (Restated)

     The Company's majority stockholder has, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes are interest bearing and pre-payable. The shares are sold subject to a Shareholders" Agreement, as described below. The Company accounts for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the market value of the underlying common stock exceeds the purchase price, the Company records compensation cost for the difference. For the years 2003 and 2002, the Company has recognized $484,097 and $89,511of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810, respectively.

A summary of the status of the plan at December 31, 2003 and 2002 and changes during the years then ended is presented below:




                                        2003    2002     2001
Outstanding shares, beginning of year  92,356  106,433  106,433
Shares sold by Craig Sloan. . . . . .     599       --       --
Shares purchased by Craig Sloan . . .   2,997   14,077       --
                                       ------  -------  -------

Outstanding shares, end of year . . .  89,958   92,356  106,433




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

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                              2003          2002          2001

                                                      RESTATED    RESTATED    RESTATED

U.S. Federal statutory rate . . . . . . . . . . . .  $  (2,271)  $  (2,044)  $    (159)
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .      2,792         188         692
       Foreign local taxes. . . . . . . . . . . . .       (282)        380         295
  Valuation Allowance . . . . . . . . . . . . . . .     (2,003)      1,590          --
  Tax differences resulting from acquisition of DMC         --          --      (1,274)
  Nondeductible goodwill amortization . . . . . . .         --          --          33
  Effective tax rate differences. . . . . . . . . .         93          91        (221)
  State and other income taxes. . . . . . . . . . .        (55)          4         (22)
  Other . . . . . . . . . . . . . . . . . . . . . .        751         (50)         --
                                                     $    (975)  $     159   $    (656)
                                                     ==========  ==========  ==========



     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):

                                 Years Ended December 31,
                                 ------------------------

                               2003     2002    2001
                             --------  ------  ------
Current
  Federal . . . . . . . . .  $    --   $  --   $(113)
  State and local . . . . .      243       3     (24)
  Foreign . . . . . . . . .      255     380     454
                                 498     383     317
                             --------  ------  ------


Deferred
  Federal . . . . . . . . .     (638)   (153)   (555)
  State and local . . . . .     (298)    (71)   (259)
  Foreign . . . . . . . . .     (537)     --    (159)
                              (1,473)   (224)   (973)
                             --------  ------  ------

    Total expense (benefit)  $  (975)  $ 159   $(656)
                             --------  ------  ------


     The components of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):

                                  2003          2002

                                     RESTATED    RESTATED
Deferred tax assets:
  Tax loss carryforwards - DMC . .  $     972   $   1,491
  Tax loss carryforwards - Brazil.      1,249       1,890
  Tax loss carryforwards - Mexico.         45         140
  Property and Equipment . . . . .         87          --
  Inventory reserves . . . . . . .         29          14
  Estimated product liability. . .         48          54
                                    $   2,430   $   3,589
                                    ==========  ==========

Deferred tax liabilities:
  Property and equipment . . . . .        262         742
  Inventory. . . . . . . . . . . .        148         297
                                    ----------
                                          410       1,039
                                    ----------  ----------

Valuation Allowance - DMC. . . . .       (955)     (1,423)
Valuation Allowance - Brazil . . .         --      (1,535)
                                    ----------  ----------

Net Deferred tax liability (asset)  $  (1,065)  $     408
                                    ==========  ==========


     The valuation allowance decreased by $2,003 (restated) during the current year. This decrease resulted from a re-evaluation of the utilization of the net operating loss carryforwards.

     DMC has tax loss carryforwards of approximately $4,339,680 (restated), which begin to expire in the year 2018. Brazil has tax loss carryforwards of approximately $3,492,748 that do not expire. Mexico has tax loss carryforwards of approximately $150,581 that begin to expire in 2008.

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
               ======  ======  ======

14.     RELATED  PARTY  TRANSACTIONS

     The Company and its stockholders entered into certain agreements relating to the rights of the stockholders with respect to their ownership of the Company's non-voting shares (the "Stockholder Agreements"). These agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any share,
(iv) require that an affirmative vote by a majority of the Company's voting stockholders is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering. The Company will recognize compensation expense when the fair value is greater than the original purchase price and any subsequent increases in fair value. The Company has recognized $0.4 million of compensation expense for 2003.

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

15.     UNAUDITED  QUARTERLY  INFORMATION


                                FIRST          SECOND          THIRD          FOURTH

                                                        QUARTER                   QUARTER   QUARTER    QUARTER
                                         --------------------------------------  ---------  --------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Restated 2003:
  Sales . . . . . . . . . . . . . . . .  $                              44,310   $ 65,653   $ 77,270  $ 50,436
  Gross profit. . . . . . . . . . . . .                                  9,333     13,108     17,937     7,078
  Net income (loss) . . . . . . . . . .                                 (2,742)      (510)     4,161    (6,689)
  Basic and diluted earnings per share.                                  (1.54)     (0.29)      2.34     (3.77)
                                         ======================================  =========  ========  =========

Restated 2002:
  Sales . . . . . . . . . . . . . . . .  $                              52,928   $ 65,901   $ 70,119  $ 41,688
  Gross profit. . . . . . . . . . . . .                                 10,905     13,848     16,161     5,789
  Net income (loss) . . . . . . . . . .                                 (2,052)       218      2,801    (6,196)
  Basic and diluted earnings per share.                                  (1.16)      0.12       1.58     (3.49)
                                         ======================================  =========  ========  =========

Restated 2001:
  Sales . . . . . . . . . . . . . . . .  $                              44,969   $ 65,498   $ 71,834  $ 47,620
  Gross profit. . . . . . . . . . . . .                                 11,136     14,977     18,808    10,153
  Net income (loss) . . . . . . . . . .                                 (2,501)       919      4,407    (2,636)
  Basic and diluted earnings per share.                                  (1.41)      0.52       2.48     (1.49)
                                         ======================================  =========  ========  =========


     The change in accounting principle from LIFO to FIFO did not materially effect the quarterly data for the year 2001; thus it was not restated.

     During the 2003 Year-end closing process, the Company the following adjustments as part of its 4th quarter results. As described in Footnote 12, the Company decided that the likelihood of collection had deteriorated for the Yemen project so the retainage was written down by $1.5 million. The other significant adjustment was an inventory writedown of $1.1 million after an analysis of the warehouse inventory indicated that it was overvalued.

16.     RESTATEMENT

     During the 2004 closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6.5 million. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2.2 million in 2003 and $4.3 million in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. The effect of this change reduced previously reported net income for 2002 by $6,470,161 and increase previously reported net income of 2003 by $2,206,000.

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

     In 2001, 2002 and 2003, the Company's CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The company did not accrue these amounts in those years. The effects of accruing compensation for this individual reduced previously reported 2003, 2002 and 2001 net income by $100,000, $507,515 and $257,000, respectively.

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

     The identified material weaknesses in the Company's internal control over financial reporting have resulted in insufficient controls relating to inventory accounting, consolidation of majority owned subsidiaries, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary and board of director payment accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves, the treatment of stock based compensation expense issues and weaknesses in financial reporting processes. These weaknesses have resulted in adjustments being recorded in our financial statements for the years ended December 31, 2003, 2002 and 2001. Our management has discussed the material weaknesses with our independent registered public accounting firm, BKD LLP, and the Company's Board of Directors from and after March 8, 2005. BKD LLP issued a "material weakness" letter to the Company in connection with its review of the Company's financial statements for the year ending December 31, 2004. This letter also noted a deficiency in the Company's internal controls relating to its inventory accounting and recommended that the Company update its inventory accounting system.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Vice President of Finance, has performed an evaluation of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, which included an review of the matters discussed above, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A.

CHANGES  IN  INTERNAL  CONTROLS

     The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K/A and the related review of the Company's financial statements for the years ended December 31, 2003, 2002 and 2001 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. The Company's management also believes that additional work is required to fully remedy these material weaknesses and intends to continue its efforts to fully remedy the situation.


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

                                      SUMMARY COMPENSATION TABLE


                                           ALL OTHER
NAME & PRINCIPAL POSITION                    YEAR     ANNUAL COMPENSATION   COMPENSATION(1)
-----------------------------------------  ---------  --------------------  ----------------
                                            SALARY           BONUS
Craig Sloan                                     2003  $            407,515  $             --  $13,235
  Chief Executive Officer and Director          2002  $            407,515  $             --  $11,288
                                                2001  $            407,515  $             --  $11,702

Dave Andricks                                   2003  $            130,000  $         27,023  $    --
  President of GSI Division                     2002  $            130,000  $         10,776  $    --


Allen A. Deutsch                                2003  $            130,000  $         20,253  $    --
  President of AP/Cumberland Division           2002  $            130,000  $         21,673  $    --
                                                2001  $            130,000  $         26,000  $    --

David L. Vettel                                 2003  $            130,000  $         13,880  $    --
  President of GSI International Division       2002  $            130,000  $         12,699  $    --
                                                2001  $            120,000  $         19,000  $    --

Michael Brotherton                              2003  $            130,000  $             --  $    --
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

                                                      NON-VOTING
                               VOTING COMMON STOCK          COMMON STOCK
                               -------------------          ------------


                                              NUMBER OF  PERCENTAGE OF   NUMBER OF  PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER . . . .  SHARES     VOTING          SHARES     NON-VOTING
--------------------------------------------  ---------  --------------  ---------  --------------
Craig Sloan (1)                               1,575,000         100.00%     70,042          35.02%
Russell C. Mello (1)                                 --             --      51,830          25.92%
Dave Andricks (1)                                    --             --       6,216           3.11%
Allen A. Deutsch (1)                                 --             --       8,802           4.40%
David L. Vettel (1)                                  --             --      13,798           6.90%
Directors and executive officers as a group
  (5 persons in group)                        1,575,000         100.00%    150,688          75.33%



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

     The Company and its stockholders entered into certain agreements relating to the rights of the stockholders with respect to their ownership of the Company's non-voting shares (the "Stockholder Agreements"). These agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grant rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any share,
(iv) require that an affirmative vote by a majority of the Company's voting stockholders is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company's shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering. The Company will recognize compensation expense when the fair value is greater than the original purchase price and any subsequent increases in fair value. The Company has recognized $0.4 million of compensation expense for 2003.

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

/s/  Ann  Montgomery
--------------------
Vice-President  of  Finance

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Annual Report on Form 10-K/A of The GSI Group, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Russell C. Mello, as Chief Executive Officer of the Company, and Ann Montgomery, Vice President of Finance of the Company, hereby certify that:

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


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------

  2.2**    Agreement for Non-Competition, dated June 30, 1998, by and among the stockholders of Avemarau
         Equipamentos Agricolas Ltda. And The GSI Group, Inc.
   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997
   3.2*    By-Laws of The GSI Group, Inc, as amended.
   4.1*    Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.
   4.2*    First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.
   4.3*    Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.
   4.5*    Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.
  10.3*    Agreement, dated April 9, 1997, between GSI/Cumberland Sdn. Bhd. and Ban Leng Fibre Sdn. Bhd.
         relating to property located in Penang, Malaysia.
  10.4+    Amended and Restated Stock Restriction and Buy Sell Agreement - Non Voting, dated as of March 3,
         2001, by and among The GSI Group, Inc., John C. Sloan, Jorge Andrade, and Howard Buffett and the
         nonvoting shareholders of The GSI Group, Inc.
 10.5++    Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower and Congress Financial Corporation, as lender.
  10.6+    Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello.
   12.1    Computation of Ratio of Earnings to Fixed Charges.
   21.1    List of Subsidiaries of The GSI Group, Inc.
   31.1    Certification of Chief Executive Officer.
   31.2    Certification of Vice President of Finance.
   32.1    Section 906 Certification.

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

The Company did not send an annual report or proxy statement to security holders covering 2003.


                                                                                        Exhibit 12.1







                                         THE GSI GROUP, INC.
                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                             (UNAUDITED)
                                       (Dollars in Thousands)


                                    Year ended December 31,
                                    -------------------------

                                                        1999      2000     2001      2002      2003
                                    -------------------------  -------  --------  --------  --------
Income (Loss) from continuing
 Operations before tax              $                 (3,677)  $ 4,711  $  (467)  $(6,011)  $(6,678)
                                    =========================  =======  ========  ========  ========
Add Fixed Charges:
Interest expense on borrowings and
 amortization of deferred
 financing costs                                      14,768    14,996   14,397    13,011    13,216
Interest portion of rent expense                         750       707      656       386       326
                                                      15,518    15,703   15,053    13,397    13,542
                                    =========================  =======  ========  ========  ========

Adjusted Earnings                                     11,841    20,414   14,586     7,386     6,864
                                    =========================  =======  ========  ========  ========

Ratio of Earnings to Fixed
 Charges                                               0.76x     1.30x    0.97x     0.55x     0.51x



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