Form 10-Q
period 2005-04-01
GSI GROUP INC
filed 2005-05-17
CIK 1050925

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q




          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended April 1, 2005

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of May 13, 2005.

================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
  Item  1.     Financial  Statements
                   Balance Sheets                                             4
                   Statements of Operations                                   5
                   Statements of Cash Flows                                   6
                   Notes to Financial Statements                              7

  Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results  of  Operations                                        11
  Item 3.     Quantitative  and Qualitative Disclosure About Market Risk     15
  Item 4.     Controls and Procedures                                        15

PART  II  -  OTHER  INFORMATION
  Item 1.     Legal Proceedings                                              17
  Item 2.     Changes in Securities and Use of Proceeds                       *
  Item 3.     Defaults Upon Senior Securities                                 *
  Item 4.     Submission of Matters to a Vote of Security Holders             *
  Item 5.     Other Information                                               *
  Item 6.     Exhibits                                                       17




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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         (UNAUDITED)
                                                                            APRIL  1,    DECEMBER 31,
ASSETS                                                                        2005           2004
-------------------------------------------------------------------------  -----------  --------------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    1,987   $       2,304
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      29,275          24,656
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,922          53,588
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,114           3,489
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,670           3,416
                                                                           -----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      92,968          87,453
                                                                           -----------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .      32,165          32,548
                                                                           -----------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .      11,586          11,758
  Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,254           1,309
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,544           2,544
                                                                           -----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .      15,384          15,611
                                                                           -----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  140,517   $     135,612
                                                                           ===========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   18,383   $      16,629
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,374           1,708
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . .       5,737           4,652
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       6,811           6,937
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,581           7,090
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .       5,116           5,167
                                                                           -----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      48,002          42,183
                                                                           -----------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .     130,002         133,963
                                                                           -----------  --------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,560           1,366

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 626,948 shares). . . . . . . . .          16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .           2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,548           5,821
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,674)        (10,124)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,620           3,944
  Treasury stock, at cost, voting (6,006,704 shares). . . . . . . . . . .     (41,550)        (41,550)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .          (9)             (9)
                                                                           -----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (39,047)        (41,900)
                                                                           -----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $  140,517   $     135,612
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



                            THE GSI GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                         (UNAUDITED)


                                    THREE FISCAL MONTHS ENDED
                                    -------------------------

                                                                                 RESTATED
                                                                      APRIL 1,    APRIL 2,
                                                                        2005        2004
                                                                     ----------  -----------
Sales                                                                $  72,674   $   58,444

Cost of sales                                                           54,750       46,713
                                                                     ----------  -----------

    Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .     17,924       11,731

Selling, general and administrative expenses. . . . . . . . . . . .      8,827        8,705
Amortization expense. . . . . . . . . . . . . . . . . . . . . . . .        162          162
                                                                     ----------  -----------
  Total operating expenses. . . . . . . . . . . . . . . . . . . . .      8,989        8,867
                                                                     ----------  -----------

Operating income. . . . . . . . . . . . . . . . . . . . . . . . . .      8,935        2,864

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .     (3,581)      (3,075)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        474         (284)
                                                                     ----------  -----------


Income (loss) from continuing operations before income tax expense.      5,828         (495)

Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . .        614           99
                                                                     ----------  -----------

Income (loss) from continuing operations. . . . . . . . . . . . . .      5,214         (594)

Discontinued Operations:
    Gain (loss) from discontinued operations, net of income taxes .         --          129
                                                                     ----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $   5,214   $     (465)
                                                                     ==========  ===========


Basic and diluted earnings (loss) per share . . . . . . . . . . . .  $    6.31   $    (0.26)
                                                                     ----------  -----------

Weighted average common shares outstanding. . . . . . . . . . . . .    826,948    1,775,000
                                                                     ==========  ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.


                               THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                                            THREE FISCAL MONTHS ENDED
                                                           ---------------------------
                                                                    RESTATED
                                                                    APRIL 1,             APRIL 2,
                                                                      2005                 2004
                                                           ---------------------------  ----------
Cash Flows From Operating Activities:
  Depreciation and amortization expense . . . . . . . . .                       1,622       1,364
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                       5,509       5,088
                                                           ---------------------------  ----------
          Net cash flows provided by operating activities                       7,131       6,452
                                                           ---------------------------  ----------


Cash Flows From Investing Activities:
  Capital expenditures. . . . . . . . . . . . . . . . . .                      (1,268)       (577)
  Proceeds from sale of fixed assets. . . . . . . . . . .                         207         352
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                           2         (30)
                                                           ---------------------------  ----------
          Net cash flows used in investing activities . .                      (1,059)       (255)
                                                           ---------------------------  ----------

Cash Flows From Financing Activities:
    Proceeds from shareholder loan. . . . . . . . . . . .                          --         734
    Payments on shareholder loan. . . . . . . . . . . . .                          --        (530)
  Payments on long-term debt. . . . . . . . . . . . . . .                         (51)         --
  Net payments under line of credit agreement . . . . . .                      (4,030)     (6,589)
    Dividends . . . . . . . . . . . . . . . . . . . . . .                      (1,538)       (250)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                        (725)       (494)
                                                           ---------------------------  ----------
          Net cash flows used in financing activities . .                      (6,344)     (7,129)
                                                           ---------------------------  ----------

Effect of Exchange Rate Changes on Cash . . . . . . . . .                         (45)          1

Decrease In Cash and Cash Equivalents . . . . . . . . . .  $                     (317)  $    (931)
Cash and Cash Equivalents, beginning of period. . . . . .                       2,304       3,439
                                                           ---------------------------  ----------
Cash and Cash Equivalents, end of period. . . . . . . . .  $                    1,987   $   2,508
                                                           ===========================  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2004 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in the Company's 2004 Form 10-K.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of April 1, 2005 and the results of operations and cash flows for the three months ended April 1, 2005. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the three-month period ended April 1, 2005 are not necessarily indicative of the operating results for the full year.

2.    RESTATEMENT

     During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in thousands of dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206 in 2003 and $4,264 in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported 2004 quarterly net income by $360.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported 2004 quarterly net income by $448. There were no dividends paid to the non-voting stockholders during the first fiscal quarter of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported 2004 quarterly net income by $125.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported 2004 quarterly net income by $6.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported quarterly net income by $55.

     The Company also made adjustments in 2004 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2004 is summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.


               AS

                                                   AS PREVIOUSLY REPORTED   ADJUSTMENTS   RESTATED
FIRST FISCAL QUARTER 2004
Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                  47,104          (391)    46,713
     Selling, general and administrative expenses                   8,161           544      8,705
     Operating income . . . . . . . . . . . . . .                   3,207          (343)     2,864
     Other, net . . . . . . . . . . . . . . . . .                    (179)           (6)      (185)
     Net loss . . . . . . . . . . . . . . . . . .                    (159)         (306)      (465)
     Basic and diluted loss per share . . . . . .                  ($0.09)       ($0.17)    ($0.26)






3.     COMPREHENSIVE  INCOME  (LOSS)

          The components of comprehensive income (loss) for the periods presented are as follows (in thousands):


                                             (Unaudited)   (Restated)
                                               April 1,     April 2,
                                             ------------  -----------
                                                 2005         2004
                                             ------------  -----------
Net income (loss) . . . . . . . . . . . . .  $     5,214   $     (465)
Cumulative currency translation adjustment.         (550)        (398)
  Comprehensive income (loss) . . . . . . .  $     4,664   $     (863)
                                             ============  ===========



4.     DETAIL  OF  CERTAIN  ASSETS


                    (UNAUDITED)     (RESTATED)
                      APRIL 1,     DECEMBER 31,
                        2005           2004
                    ------------  --------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $     22,952  $       23,573
  Work-in-process.        16,712           8,856
  Finished goods .        17,258          21,159
                    ------------  --------------
       Total . . .  $     56,922  $       53,588
                    ============  ==============

5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.5 million in interest during the fiscal quarters ended April 1, 2005 and April 2, 2004. The Company paid no income taxes during the first quarters of 2005 and 2004 because it was a subchapter "S" corporation during those periods.

6.     LONG-TERM  DEBT

     The indenture governing the Company's senior subordinated notes contains certain restrictive covenants. The more significant of these covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants under the indenture as of April 1, 2005. The Company issued a call for redemption of its senior subordinated notes due 2007 on May 16, 2005. See Note 9, "Subsequent Events."

     The credit facility with Congress Financial Corporation (Central) (the "Credit Facility") required the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility were secured by substantially all of the assets of the Company. The Company had $21.1 million of availability under the revolving portion of the Credit Facility as of April 1, 2005. The Company was in compliance with the covenants under the Credit Facility as of April 1, 2005. On May 16, 2005, the Company refinanced the Credit Facility and entered into a new loan and security agreement with Wachovia Capital Finance Corporation (Central). See Note 9, "Subsequent Events."

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

8.   BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first fiscal quarters of 2005 and 2004 are as shown in the table below (in thousands).


                         (UNAUDITED)   (RESTATED)
                           APRIL 1,     APRIL 2,
                             2005         2004
                         ------------  -----------
Grain product line. . .  $     42,914  $   32,464
Swine product line. . .        12,860       9,924
Poultry product line. .        16,900      16,246
Discontinued operations            --        (190)
                         ------------  -----------
     Sales. . . . . . .  $     72,674  $   58,444
                         ============  ===========


     For the first fiscal quarters of 2005 and 2004, sales in Brazil were $8.6 million and $7.3 million, respectively. Long-lived assets in Brazil were $4.4 million at April 1, 2005.

9.     SUBSEQUENT  EVENTS

     On May 16, 2005, the Company completed the offering of $110.0 million in aggregate principal amount of its 12% senior notes due 2013. In connection with this offering, the Company also refinanced its senior secured credit facility, which new facility includes a $60.0 million revolving credit facility. Also on this date, the closing of the acquisition of all of the issued and outstanding shares of the Company's common stock by GSI Holdings Corp. took place.

     The proceeds from the notes offering, together with borrowings under the Company's refinanced credit facility and a cash equity contribution from GSI Holdings Corp., will be used to redeem all of the Company's outstanding 10 % senior subordinated notes due 2007 as well as pay the related redemption premium, repay all outstanding borrowings under the Company's previous credit facility, repay all outstanding loans made to the Company by its former majority stockholder and pay fees and expenses related to the refinancing transactions.

     The Company may redeem all or part of the new senior notes beginning on May 15, 2009 at the redemption prices specified in the indenture governing the new notes. Prior to May 15, 2008, the Company may redeem up to 35% of the new notes at a redemption price of 112% of the principal amount, plus accrued and unpaid interest, if any, to the date of the redemption, with the proceeds of certain equity offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 1 hereof.

GENERAL

     The Company is a major worldwide manufacturer of agricultural equipment. The Company's grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Demand for our agricultural equipment is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers' increasing focus on improving productivity in their operations. In addition, fluctuations in grain and feed prices affect our sales, with sustained increases in grain and feed prices increasing demand for our grain equipment and decreasing demand for our swine and poultry equipment. We believe that our diversified product offerings mitigate the effects of fluctuations in the price of grain. Sales of our swine and poultry equipment are also affected by long-term trends in consumer demand for pork and poultry both domestically and internationally.

     Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain conditioning and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's sales, operating income and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters. Traditionally, this has caused the Company to have increased working capital needs during the second and third quarters as material is purchased and converted to inventory during the year.

     Although the Company's sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company's Brazilian operation), the production costs, profit margins and competitive position are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where its products are sold.

     The Company's international sales have historically comprised a significant portion of our total sales. In the first fiscal quarters of 2005 and 2004, the Company's international sales accounted for 28% and 31% of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

     The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.

     On May 16, 2005, in connection with the closing of the purchase of all of the issued and outstanding shares of the Company's common stock by GSI Holdings Corp., the Company was converted from a subchapter "S" corporation to a subchapter "C" corporation, which means that it will now be a taxable entity for federal and state income tax purposes. For the portion of the Company's fiscal year preceding that date, the Company has made a tax distribution to its stockholders in an amount sufficient to allow them to pay their resulting income taxes for such period.

RESTATEMENT


     During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in thousands of dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206 in 2003 and $4,264 in 2004. During the 2004 year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported 2004 quarterly net income by $360.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported 2004 quarterly net income by $448. There were no dividends paid to the non-voting stockholders during the first fiscal quarter of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported 2004 quarterly net income by $125.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported 2004 quarterly net income by $6.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported quarterly net income by $55.

     The Company also made adjustments in 2004 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The impact of the above noted adjustments on the Company's first fiscal quarter of 2004 financial statements is summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.


               AS

                                                   AS PREVIOUSLY REPORTED   ADJUSTMENTS   RESTATED
FIRST FISCAL QUARTER 2004
Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                  47,104          (391)    46,713
     Selling, general and administrative expenses                   8,161           544      8,705
     Operating income . . . . . . . . . . . . . .                   3,207          (343)     2,864
     Other, net . . . . . . . . . . . . . . . . .                    (179)           (6)      (185)
     Net loss . . . . . . . . . . . . . . . . . .                    (159)         (306)      (465)
     Basic and diluted loss per share . . . . . .                  ($0.09)       ($0.17)    ($0.26)


RESULTS  OF  OPERATIONS

Three  Months  Ended  April 1, 2005 Compared to Three Months Ended April 2, 2004

     Sales increased 24.4% or $14.3 million to $72.7 million in the first quarter of 2005 compared to $58.4 million in the first quarter of 2004. Grain sales increased 32% in the first quarter 2005 to $42.9 million primarily as a result of strong grain storage demand and market share penetration of new products such as grain transportation equipment. Strong sales of grain equipment in our Brazilian subsidiary also contributed to the increase. Swine sales increased 29.6% due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales were essentially flat year over year.

     Gross profit increased to $17.9 million in the first quarter of 2005 or 24.7% of sales from $11.7 million or 20.1% of sales in the same period of 2004. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses.

     Operating expenses increased 2.9% or $0.2 million to $9.1 million in the first quarter of 2005 from $8.9 million in the same period of 2004. This increase was primarily the result of increased selling expenses related to the increased volume.

     Operating income increased to $8.9 million in the first quarter of 2005 from $2.9 million in the first quarter of 2004. Operating income margins increased to 12.4% of sales in 2005 from 5.0% in 2004.

     Interest expense increased $0.5 million in the first quarter of 2005 as compared to the first quarter of 2004 due to higher borrowing costs.

     Net loss decreased $5.7 million to income of $5.2 million for the first quarter of 2005 from a loss of $0.5 million in the same period of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of April 1, 2005, the Company had $45.0 million of working capital, a decrease of $0.3 million from working capital as of December 31, 2004. The decrease in working capital was primarily due to increases in payroll related expenses, accrued expenses, accrued interest, customer deposits and accounts payable and decreases in prepaids of $8.8 million, partially offset by increases in accounts receivable and inventory of $7.9 million.

     Operating activities provided $7.1 million and $6.4 million in cash flow in the first quarters of 2005 and 2004, respectively. This $0.7 million increase in cash flow was primarily the result of an increase in net income, depreciation and amortization, inventory, deferred taxes and other current assets of $7.6 million, partially offset by a decrease in accounts receivable, accounts payable and customer deposits of $6.7 million compared to the first quarter of 2004.

     Investing activities used $1.1 million and $0.3 million in cash flow in the first quarters of 2005 and 2004, respectively. The cash was used primarily for machinery and equipment purchases.

     Financing activities used $6.3 million and $7.1 million in cash flow in the first quarters of 2005 and 2004, respectively. The cash was used primarily for payments on the Company's credit facility.

     The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     On May 16, 2005, the Company entered into a five-year credit facility with lenders led by Wachovia Capital Finance Corporation (Central) to provide up to a maximum amount of $60.0 million, subject to various conditions including borrowing base availability to replace the Company's then-existing senior credit facility, which provided for maximum outstanding borrowings of $75.0 million. Up to $15.0 million of the facility will be available for issuances of letters of credit. The availability of revolving loans and letters of credit are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. In addition, subject to the fulfillment of certain conditions, including the consent of the Export-Import Bank of the United States ("Exim Bank") and any changes that me be required to our exiting agreements with Exim Bank, we expect to be able to borrow revolving loans and obtain letters of credit of up to $2.5 million based on the value of certain foreign subsidiary accounts receivable and inventory under the Exim Bank working capital guaranty program. Revolving loan borrowings bear interest at a rate per annum as elected by the Company equal to 1.5% to 2.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both being based on excess availability under the borrowing base.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

CRITICAL  ACCOUNTING  POLICIES

     There have been no material changes to the critical accounting policies since December 31, 2004.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At April 1, 2005, principal exposed to interest rate risk was limited to $35.8 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.25%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.4 million impact on the Company's results of operations.

     At April 1, 2005, approximately 13.8% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by further devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

OVERVIEW

     In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company's management identified material weaknesses in the Company's internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. These weaknesses have resulted in adjustments being recorded in the Company's financial statements for the first fiscal quarter ended April 2, 2004. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP. BKD LLP issued a "material weakness" letter in connection with its review of the Company's financial statements for the fiscal year ended December 31, 2004.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Vice President of Finance, has performed an evaluation of the Company's disclosure controls and procedures as of April 1, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included an review of the matters discussed above, the Company's Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES  IN  INTERNAL  CONTROLS

     The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Quarterly Report on Form 10-Q and the related review of the Company's financial statements for the first fiscal quarter ended April 1, 2005 have resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. At the same time as the Company continues its efforts to improve internal control over financial reporting and disclosure controls and procedures, management has implemented additional procedures and controls to mitigate recognized deficiencies specifically for the preparation of this Quarterly Report. Management believes that these additional controls and procedures, when combined with the Company's existing disclosure controls and procedures and internal control over financial reporting, were effective in ensuring the proper collection, evaluation and disclosure of the financial and other information included in this report and that the financial statements included in this report are fairly stated in all material respects.

                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

     There are no legal proceedings pending against the Company, which, in the opinion of management, would have a material adverse affect on the Company's business, financial position or results of operations.


ITEM  6.  EXHIBITS.

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

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Ann  Montgomery
                                           --------------------
                                         Vice  President  of  Finance
                                         (Chief  Accounting  Officer)

                               DATE:  MAY 16, 2005

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

Date:  May  16,  2005


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

Date:  May  16,  2005

/s/  Ann  Montgomery
--------------------
Vice-President  of  Finance

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended April 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Russell C. Mello, as Chief Executive Officer of the Company, and Ann Montgomery, Vice President of Finance of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May  16,  2005

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



                                                  INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------

   3.1*    Amended and Restated Articles of Incorporation of The GSI Group,
           Inc., as amended as of October 23, 1997.

    3.2    By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

   31.1    Certification of Chief Executive Officer.

   31.2    Certification of Vice President of Finance.

   32.1    Section 906 Certification.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.