Form 10-K/A
period 2004-12-31
GSI GROUP INC
filed 2005-08-12
CIK 1050925

================================================================================


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

                   Documents Incorporated by Reference:  None
================================================================================

EXPLANATORY  NOTE


     This Amendment No. 1 to The GSI Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 includes restated consolidated financial statements as of December 31, 2004, 2003 and 2002, and related changes to Item 6
- Selected Financial Data, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges (Unaudited). The accompanying restated consolidated financial statements, including the notes thereto, have also been revised to reflect the restatement adjustments. The restatements of our consolidated financial statements as of December 31, 2003 and 2002 contained herein are in addition to the restatement of those financial statements set forth in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed on April 26, 2005.

     In addition, this Amendment No. 1 includes changes to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and
Item 9A - Controls and Procedures - Changes in Internal Controls, which changes are being made in response to comments from the staff of the Securities and Exchange Commission on this Item in the 2004 Form 10-K as initially filed and certain other immaterial changes to correct inaccurate information contained in the Form 10K for the fiscal year ended December 31, 2004 as originally filed.

     On May 16, 2005, as reported in our Current Report on Form 8-K dated May 20, 2005, we were acquired by GSI Holdings Corp. Following consummation of this transaction, new management commenced a review of our historical financial condition and results of operations. On July 12, 2005, as reported in our Current Report on Form 8-K of that date, we announced that management, in consultation with our independent auditors, BKD, LLP, had determined that our previously issued consolidated financial statements for the 2004, 2003 and 2002 fiscal years may contain errors and thus should not be relied upon until we were able to ascertain whether a restatement would in fact be required. We have now determined that it is necessary to restate these financial statements, and include that information in this Amendment No. 1.

     We, in consultation with our independent auditors, BKD, LLP, have determined that it is necessary to restate to correct for historical errors in inventory accounting. The identified errors relate to three separate issues:

1) capitalization rates of overhead expense in inventory, which were inconsistent with actual spending;

2) the capitalization of warranty and R&D costs in inventory, which management believes should be expensed in their entirety; and

3) improper application of our policy for establishing reserves for slow moving inventory, which resulted in inadequate historical reserve levels.

     Except as described above, this Form 10-K/A does not update or otherwise amend our 2004 10-K for changes in events, estimates or other developments subsequent to April 15, 2005 (the date of the original filing of the Annual
Report on Form 10-K for our fiscal year ended December 31, 2004). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to April 15, 2005.

     Concurrently with the filing of this Form 10-K/A, we are filing Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005, which contains restatements of our unaudited condensed consolidated financial statements as of April 1, 2005 and April 2, 2004, and related changes, which restatements are being made for the reasons described above.

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

                                TABLE OF CONTENTS
                                              PAGE
                                              ----
PART  I
    Item 1.   Business                                                        5
    Item 2.   Properties                                                     11
    Item 3.   Legal Proceedings                                              12
    Item 4.   Submission of Matters to a Vote of Security Holders            12

PART  II
    Item 5.   Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities              13
    Item 6.   Selected Financial Data                                        14
    Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                          15
    Item 7A.  Quantitative and Qualitative Disclosure About Market Risk      23
    Item 8.   Financial Statements and Supplementary Data                    24
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                           48
    Item 9A.  Controls and Procedures                                        48
    Item 9B.  Other Information                                              49

PART  III
    Item 10.  Directors and Executive Officers of the Registrant             50
    Item 11.  Executive Compensation                                         51
    Item 12.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                52
   Item 13.   Certain Relationships and Related Transactions                 52
   Item 14.   Principal Accountant Fees and Services                         53

PART  IV
   Item 15.   Exhibits and Financial Statement Schedules                     54

                                     PART I


ITEM  1.  BUSINESS.



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

     As  discussed  in the Note 18 to the Consolidated Financial Statements, certain historical information in  the  Consolidated  Financial  Statements has been restated. Please read the Note 18 to the Consolidated
Financial  Statements  for additional information about these restatements. The selected financial data set forth  below  has  been  adjusted  to  reflect  these  restatements  for  all  periods.


                                            YEARS ENDED DECEMBER 31,
                                            ------------------------
                                                    2000        2001        2002       2003         2004
                                                  RESTATED    RESTATED    RESTATED    RESTATED    RESTATED
                                                 ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT (000'S):
 Sales. . . . . . . . . . . . . . . . . . . . .  $ 243,164   $ 228,938   $ 229,518   $ 236,868   $ 288,131
 Cost of sales. . . . . . . . . . . . . . . . .    186,847     176,195     187,528     188,197     224,027
                                                 ----------  ----------  ----------  ----------  ----------
 Gross profit . . . . . . . . . . . . . . . . .     56,317      52,743      41,990      48,671      64,104
 Operating expenses . . . . . . . . . . . . . .     39,936      41,160      38,944      41,050      45,352
                                                 ----------  ----------  ----------  ----------  ----------
 Operating income . . . . . . . . . . . . . . .     16,381      11,583       3,046       7,621      18,752
 Interest expense . . . . . . . . . . . . . . .    (14,997)    (14,397)    (13,010)    (13,215)    (14,104)
 Other income (expense) . . . . . . . . . . . .        439         310        (610)        256         (90)
                                                 ----------  ----------  ----------  ----------  ----------
 Income (loss) before income taxes. . . . . . .      1,823      (2,504)    (10,574)     (5,338)      4,558
 Provision (benefit) for income taxes . . . . .       (657)       (762)        106        (995)        499
                                                 ----------  ----------  ----------  ----------  ----------
 Income (loss) from continuing operations . . .      2,480      (1,742)    (10,680)     (4,343)      4,059
 Discontinued Operations:
 Gain from sale of discontinued operations. . .         --          --          --          --         118
 Gain from discontinued operations, net of tax.        121          95         303         142         (93)
                                                 ----------  ----------  ----------  ----------  ----------
 Income (loss) before minority interest . . . .      2,601      (1,647)    (10,377)     (4,201)      4,084
 Minority interest in Net Income of subsidiary.         --          --         (26)        (77)        (92)
                                                 ----------  ----------  ----------  ----------  ----------
 Net income (loss). . . . . . . . . . . . . . .      2,601      (1,647)    (10,403)     (4,278)      3,992
                                                 ==========  ==========  ==========  ==========  ==========

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations. . . . . . . . . . . . .  $    1.40   $   (0.98)  $   (6.03)  $   (2.49)  $    2.32
 Discontinued operations. . . . . . . . . . . .  $    0.07   $    0.05   $    0.17   $    0.08   $   (0.07)
                                                 ----------  ----------  ----------  ----------  ----------
 Net income (loss). . . . . . . . . . . . . . .  $    1.47   $   (0.93)  $   (5.86)  $   (2.41)  $    2.25
                                                 ----------  ----------  ----------  ----------  ----------

BALANCE SHEET :
 Total Assets (000's) . . . . . . . . . . . . .  $ 161,445   $ 150,238   $ 136,898   $ 129,131   $ 130,677
 Long-term obligations (000's). . . . . . . . .  $ 130,870   $ 136,211   $ 139,735   $ 129,563   $ 133,963
 Dividends per share. . . . . . . . . . . . . .  $    1.05   $    0.60   $    1.01   $    0.65   $    1.24


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

FIRST  RESTATEMENT

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

SECOND  RESTATEMENT

     Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2004, 2003 and 2002 financial statements. A description of the errors and related impact on each of the financial statements follows. Amounts are stated in whole dollars.

     The Company made adjustments in 2004, 2003 and 2002 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $559,000 in 2004 and $1,307,000 in 2002, and increased net income by $283,000 in 2003.

     The Company made adjustments in 2004, 2003 and 2002 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased net income by $654,000 and $51,000 in 2004 and 2002, respectively, and decreased net income by $558,000 in 2003.

     The Company made adjustments in 2004, 2003 and 2002 to correct the amount of overhead that was included in inventory. The previous inventory balance included an excessive amount of overhead. The effect of these changes increased net income by $2,188,000 and $1,777,000 in 2004 and 2003, respectively, and decreased net income by $2,951,000 in 2002.

     The combined effect of these changes increased net income by $2,283,000 and $ 1,502,000 in 2004 and 2003, respectively, and decreased net income by $4,207,000 in 2002. With respect to prior fiscal years summarized in Item 6 - Selected Financial Data above, the combined effect of the changes effected by the these restatements decreased net income by $1,836,000 in 2001 and $2,678,000 in 2000.

     The financial statement impact of the above noted adjustments is indicated in the table below stated in thousands of dollars except for per share line items:

          FIRST     AS     SECOND     AS

                                           AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED   RESTATEMENT  RESTATED
FISCAL YEAR 2004
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . .  $                53,588  $     (4,935)  $  48,653
     Retained earnings. . . . . . . . . .                    3,944        (4,935)       (991)

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . .                  226,310        (2,283)  $ 224,027
     Operating income . . . . . . . . . .                   16,469         2,283      18,752
     Net income . . . . . . . . . . . . .                    1,709         2,283       3,992

     Basic and diluted earnings per share                     1.31          0.94        2.25



          FIRST     AS     SECOND     AS

                                                      AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $                54,165   $     (4,562)  $  49,603   $     (7,218)

     Payroll and payroll related expenses . . . . .                    3,071            565       3,636
     Other accrued expenses . . . . . . . . . . . .                    4,057          1,891       5,948
     Paid in capital. . . . . . . . . . . . . . . .                    3,006            574       3,580

     Accumulated other comprehensive loss . . . . .                  (11,929)           345     (11,584)
     Retained earnings. . . . . . . . . . . . . . .                   12,531         (8,678)      3,853         (7,218)

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  190,694           (481)    190,213         (1,502)

     Selling, general and administrative expenses .                   36,591          3,602      40,193
     Operating income . . . . . . . . . . . . . . .                    9,290         (3,121)      6,169          1,502
     Foreign currency transaction loss. . . . . . .                     (102)           (99)       (201)
     Other, net . . . . . . . . . . . . . . . . . .                   (3,544)         3,749         205

     Minority interest in net income of subsidiary.                       --            (77)        (77)
     Net income (loss). . . . . . . . . . . . . . .                   (6,232)           452      (5,780)         1,502

     Basic and diluted earnings per share . . . . .                   ($3.51)  $       0.25      ($3.26)          0.85

                                                      RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $  42,385

     Payroll and payroll related expenses
     Other accrued expenses
     Paid in capital

     Accumulated other comprehensive loss
     Retained earnings. . . . . . . . . . . . . . .     (3,365)

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .    188,711

     Selling, general and administrative expenses
     Operating income . . . . . . . . . . . . . . .      7,671
     Foreign currency transaction loss
     Other, net

     Minority interest in net income of subsidiary
     Net income (loss). . . . . . . . . . . . . . .     (4,278)

     Basic and diluted earnings per share . . . . .      (2.41)



          FIRST     AS     SECOND     AS
             AS PREVIOUSLY REPORTED     RESTATEMENT     RESTATED     RESTATEMENT     RESTATED


FISCAL YEAR 2002 (Note *)
Consolidated Statement of Income:

     Cost of sales. . . . . . . . . . . . . . . . .   176,836    7,097   183,933    4,207   188,140

     Selling, general and administrative expenses .    36,767    1,087    37,854
     Operating income . . . . . . . . . . . . . . .    15,787   (8,184)    7,603   (4,207)    3,396
     Foreign currency transaction loss. . . . . . .      (468)    (316)     (784)

     Minority interest in net income of subsidiary.        --      (26)      (26)
     Net income (loss). . . . . . . . . . . . . . .     2,330   (8,526)   (6,196)  (4,207)  (10,403

     Basic and diluted earnings per share . . . . .  $   1.31   ($4.80)   ($3.49)  ($2.37)   ($5.86)

Note * The reported figures in these tables may differ from the Consolidated Statement of Operations because they do not reflect the reclassification of certain amounts for discontinued operations.

RESULTS  OF  OPERATIONS  (AFTER  SECOND  RESTATEMENT)

Year  Ended  December  31,  2004  Compared  to  Year  Ended  December  31,  2003

     Sales increased 21.6% to $288.1 million in 2004 compared to $236.9 million in 2003. Swine equipment sales increased 11.0% due to improving market conditions. Grain sales increased 26.6% in 2004 to $177.6 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Strong sales of grain equipment in our Agromarau subsidiary also contributed to the increase. Poultry sales increased 16.5% year-over-year, primarily as a result of gains in domestic market share and higher realized prices. In October 2004, we sold the assets of our Canadian subsidiary, which accounted for $0.6 million in 2004 sales as compared to $0.8 million in 2003 sales.
     Gross profit increased to $64.1 million in 2004, or 22.3% of sales, from $48.7 million or 20.6% of sales in 2003. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by higher material costs.
     Operating expenses increased 10.5%, or $4.3 million, to $45.4 million in 2004 from $41.1 million in 2003. This increase in operating expenses was the result of a $2.0 million year-over-year increase in stock-based compensation, a $7.2 million increase in expenses associated with the simultaneous purchase and sale of FarmPRO in December 2004, offset in part by $1.8 million in lower litigation and other expenses in 2004 relating to a dispute with the Yemen Company for Industrial Investment ("YCII") and cost reduction initiatives. As a percentage of sales, operating expenses decreased to 15.7% in 2004 from 17.3% in 2003.
     Operating income increased to $18.8 million in 2004 from $7.6 million in 2003. Operating income margins increased to 6.5% of sales in 2004 from 3.2% in 2003.
     Interest expense increased $0.9 million due to slightly higher borrowing costs, as well as increased levels of debt incurred to fund stock repurchases in 2004.
     Net income in 2004 was $4.0 million, compared to a net loss of $4.3 million in 2003.

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

     Sales increased 3.2% or $7.4 million to $236.9 million in 2003 compared to $229.5 million in 2002. Poultry equipment sales were essentially flat. Increases in demand for grain products were partially offset by decreases in demand for swine products.

     Gross profit increased to $48.7 million in 2003 or 20.6% of sales from $42.0 million or 18.3% of sales in 2002. This increase was primarily due to an improvement in production efficiencies following the 2002 consolidation efforts.

     Operating expenses increased 5.6% or $2.2 million to $41.1 million in 2003 from $38.9 million in 2002. As a percentage of sales, operating expenses increased to 17.3% in 2003 from 17.0% in 2002. This increase was primarily the result of the write off of the Yemen receivable.

     Operating income increased to $7.6 million in 2003 from $3.0 million in 2002. Operating income margins increased to 3.2% of sales in 2003 from 1.3% in 2002.

     Interest expense increased $0.2 million due to slightly higher borrowing costs.

     Net  loss  decreased  to  $4.3  million in 2003 from $10.4 million in 2002.

Year  Ended  December  31,  2002  Compared  to  Year  Ended  December  31,  2001

     Sales increased 0.3% or $0.6 million to $229.5 million in 2002 compared to $228.9 million in 2001. Grain equipment sales were essentially flat. Increases in demand for poultry products were offset by decreases in demand for swine products.

     Gross profit decreased to $42.0 million in 2002 or 18.3% of sales from $52.7 million or 23.1% of sales in 2001. This decrease was primarily due to production inefficiencies caused by consolidation efforts.

     Operating expenses decreased 5.6% or $2.3 million to $38.9 million in 2002 from $41.2 million in 2001. As a percentage of sales, operating expenses decreased to 16.9% in 2002 from 18.0% in 2001. This decrease was primarily the result of cost cutting measures, which included the consolidation of the Indianapolis office.

     Operating income decreased to $3.0 million in 2002 from $11.6 million in 2001. Operating income margins decreased to 1.3% of sales in 2002 from 5.1% in 2001.

     Interest  expense  decreased  $1.4  million  due  to lower borrowing costs.

     Net  loss  increased  to $10.4 million  in 2002 from $1.6 million  in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under various credit agreements and the sale of the Notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2004, the Company had $40.3 million of working capital, a decrease of $2.8 million as compared to its restated working capital as of December 31, 2003. This decrease in working capital was due largely to an increase in current maturities of long-term debt and a decrease in accounts receivable, partially offset by an increase in inventory.

The change in the Company's accounts receivable balance from 2003 to 2004 was attributable to a combination of the following factors:
(a) FarmPRO, Inc. Receivable Write Off: GSI wrote off $2.6 million in accounts receivable from FarmPRO, Inc. in 2004 all of which was recorded in 2003 or prior years, in connection with their restructuring and subsequent sale (see answer to question six.).
(b) Reversal of YCII Receivable Reserve: In 2004, GSI reversed $0.4 million of a reserve that the Company recorded in 2003 in respect of amounts receivable from YCII, a customer with whom GSI has a dispute relating to a grain facility erection project begun in 1998.
(c) Other: In 2004, GSI shifted a significant number of international accounts to prepay only accounts, in order to reduce bad debt expense. Furthermore, GSI improved its collection policies relating to certain of its product lines, in particular the transport augers, which contributed to a decrease in days outstanding.
(d) Increase in Reserve for Doubtful Accounts: GSI's reserve for doubtful accounts increased to $3.4 million during the fiscal year 2004.

From 2003 to 2004, on a restated basis, total inventory increased by 15%, while cost of goods, on a restated basis, increased by 19%. A more specific discussion of the year over year change in the components of inventory follows:
(a) Raw materials: Raw material inventory increased 67% from 2003 to 2004. This was driven by i) growth in sales driven by favorable trends in GSI's end markets (which management expects to continue in 2005); and ii) opportunistic purchases by management of raw materials during the 4th quarter in anticipation of rising steel costs in 2005.
(b) Work-in-process: Work in process inventory decreased by 49% during the year as a result of continuing implementation of lean manufacturing techniques as well as improved tracking and monitoring of work in process inventory in GSI's plants.
(c) Finished goods: Finished goods inventory increased 31% during the year. This was mainly attributable to sales growth during the year.

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

     The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial ratios and tests, including maintenance of a minimum EBITDA, a senior debt to EBITDA ratio and a fixed charge coverage ratio.

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

CONTRACTUAL  OBLIGATIONS




                                 PAYMENTS DUE BY PERIOD
                                 -----------------------
  TOTAL                                   2005             2006     2007    THEREAFTER
-------------------------------  -----------------------  -------  -------  -----------
Long-Term Debt Obligations (a).  $               139,130  $ 5,167  $34,483  $    99,480    --
Operating Lease Obligations (b)                    4,624    1,539    1,265          952   868
Purchase Obligations  (c) . . .                   79,300   43,200   36,100           --    --
Consulting Contract (d) . . . .                      924      504      420           --    --
Interest Obligation (e) . . . .                   30,750   10,250   10,250       10,250    --

Total . . . . . . . . . . . . .  $               254,728  $60,660  $82,518  $   110,682  $868


(a) Included principal payments due on long-term debt. For additional information, see note 9 "Long-term debt".
(b) For U.S. operations only. Lease obligations of foreign subsidiaries are not material and therefore not included. For additional information, see note 12 "Commitments and Contingencies".
(c) Purchase obligation amounts represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business.
(d)      Consulting  Contract  is  with  BMA  Consulting.
(e)      Interest  related  to  the  10-1/4%  Senior  Subordinated  Notes.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, equity based compensation expense and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

INVENTORY

     Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out" ("FIFO") method. As of December 31, 2004, the Company's policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over the trailing 36 month sales volumes for all finished goods and work in progress inventory, unless such excess amounts relate to newly introduced SKUs for which the Company has no long term sales history, in which case no reserve is applied. The Company did not have in place a policy for reserving for raw material inventory.

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

COMPENSATION  EXPENSE

     In 1997, the majority shareholder sold non-voting shares to certain employees at 'arm's length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company ascertains the market value of those shares at each quarter-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles.

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

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                  PAGE
                                                                                                  ----
Report of Independent Registered Public Accounting Firms . . . . . . . . . . . . . . . . . . . .    25
Consolidated Balance Sheets as of December 31, 2004 and 2003 . . . . . . . . . . . . . . . . . .    29
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002 . . .    30
Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004, 2003 and
          2002                                                                                      31
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 . . .    32
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

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

As discussed in Note 18 to the consolidated financial statements, the Company has restated its 2004 financial statements to correct its methods of accounting for inventories. Also, as described in Note 18, the Company restated its 2003 and 2002 financial statements to correct its methods of accounting inventories, stock-based and other compensation, certain matters involving foreign subsidiaries and insurance costs.

Decatur,  IL
March 18, 2005, except for Note 18 as to which the date is August 10, 2005 /s/ BKD LLP

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


Porto  Alegre,  Rio  Grande  do  S-l  -  Brazil
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

SCOPE
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), except for PCAOB Auditing Standard No.-2"- "An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements". Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes:

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

PUBLIC  COMPANY  ACCOUNTING  OVERSIGHT  BOARD  (UNITED  STATES)
Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No.-2"- "An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements".


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

DELOITTE  TOUCHE  TOHMATSU
Auditores  Independentes

January  23,  2004
Porto  Alegre,  RS,  Brazil

THE  GSI  GROUP,  INC.
CONSOLIDATED  BALANCE  SHEETS
 DECEMBER  31,  2004  AND  2003
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                                                                     2004         2003
                                                                                  ---------    ---------
     ASSETS                                                                         RESTATED    RESTATED
---------------------------------------------------------------------------------  ---------  ----------
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,304   $   3,439
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    24,656      27,083
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    48,653      42,385
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,489       4,468
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,416       2,882
                                                                                   ---------  ----------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    82,518      80,257
                                                                                   ---------  ----------


Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . . . . . .    32,548      32,673
                                                                                   ---------  ----------

Other Assets:
  Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,264      10,100
  Other intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . .     1,494       2,143
  Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . . . . . .     2,449       2,773
  Deferred taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,309       1,077
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        95         108
                                                                                   ---------  ----------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,611      16,201
                                                                                   ---------  ----------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $130,677   $ 129,131
                                                                                   =========  ==========

                               LIABILITIES AND  STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,629   $  17,139
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . . . . . .     4,652       3,636
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --          12
  Accrued warranty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,764       1,379
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,881       5,948
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,090       8,875
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . .     5,167         148
                                                                                   ---------  ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .    42,183      37,137
                                                                                   ---------  ----------

Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . . . . . .   133,963     129,563
                                                                                   ---------  ----------

MINORITY INTEREST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,366         741

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
           issued 6,633,652 shares; outstanding 626,948 shares at December 31,  .        16          16
           2004 and 1,575,000 shares at December 31, 2003
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . . . . . .         2           2
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,821       3,580
  Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . .   (10,124)    (11,584)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (991)     (3,365)
  Treasury stock, at cost, voting (6,006,704 shares at December 31, 2004 and
    5,058,652 shares at December 31, 2003). . . . . . . . . . . . . . . . . . . .   (41,550)    (26,950)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . . . . . .        (9)         (9)
                                                                                   ---------  ----------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . . . . . .   (46,835)    (31,092)
                                                                                   ---------  ----------
      Total liabilities and stockholders' deficit . . . . . . . . . . . . . . . .  $130,677   $ 129,131
                                                                                   =========  ==========



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003  AND  2002
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)


                                                                       2004         2003          2002
                                                                       ----         ----          ----

                                                                       RESTATED     RESTATED     RESTATED
                                                                      -----------  -----------  -----------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  288,131   $  236,868   $  229,518

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .     224,027      188,197      187,528

    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .      64,104       48,671       41,990

Selling, general and administrative expenses . . . . . . . . . . . .      37,551       39,956       37,698
FarmPro loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,152           --           --
Amortization expense . . . . . . . . . . . . . . . . . . . . . . . .         649        1,094        1,246
  Total operating expenses . . . . . . . . . . . . . . . . . . . . .      45,352       41,050       38,944

    Operating income . . . . . . . . . . . . . . . . . . . . . . . .      18,752        7,621        3,046

Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .     (14,104)     (13,215)     (13,010)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .         446          615          411
  Loss on sale of fixed assets . . . . . . . . . . . . . . . . . . .        (452)        (250)        (353)
  Foreign currency transaction loss. . . . . . . . . . . . . . . . .        (146)        (314)        (791)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .          62          205          123
                                                                      -----------  -----------  -----------

       Income (loss) from continuing operations before income taxes.       4,558       (5,338)     (10,574)

Income tax provision (benefit) . . . . . . . . . . . . . . . . . . .         499         (995)         106
                                                                      -----------  -----------  -----------
Income (loss) from continuing operations . . . . . . . . . . . . . .       4,059       (4,343)     (10,680)

Discontinued operations:
    Gain from sale of discontinued operations. . . . . . . . . . . .         118           --           --
    Gain (loss) from discontinued operations, net of income taxes. .         (93)         142          303
                                                                      -----------  -----------  -----------
Income (loss) before minority interest . . . . . . . . . . . . . . .       4,084       (4,201)     (10,377)
Minority interest in net income from subsidiary. . . . . . . . . . .         (92)         (77)         (26)
                                                                      -----------  -----------  -----------

    Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $    3,992   $   (4,278)  $  (10,403)
                                                                      ===========  ===========  ===========

Basic and diluted earnings (loss) per share. . . . . . . . . . . . .  $     2.25   $    (2.41)  $    (5.86)
                                                                      -----------  -----------  -----------

Weighted average common shares outstanding . . . . . . . . . . . . .   1,304,870    1,775,000    1,775,000
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

                                            Common Stock
                                            -------------
                                               Voting      Nonvoting
                                            -------------  ----------
                                            Accumulated
                                            Additional     Other
                                            Shares         Shares      Paid-In      Comprehensive
                                            Outstanding    Amount      Outstanding  Amount          Capital   Income (Loss)
                                            -------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2001. . . .     1,575,000   $       16      200,000  $            2  $  3,006  $     (10,286)
 Restated net loss . . . . . . . . . . . .             -            -            -               -         -              -
 Stock-based compensation. . . . . . . . .            90
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -            -               -         -         (3,804)
 Dividends . . . . . . . . . . . . . . . .             -            -            -               -         -              -
                                            -------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2002. . . .     1,575,000   $       16      200,000  $            2  $  3,096  $     (14,090)
 Restated net loss . . . . . . . . . . . .             -            -            -               -         -              -
 Stock-based compensation. . . . . . . . .           484
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -            -               -         -          2,506
 Dividends . . . . . . . . . . . . . . . .             -            -            -               -         -              -
                                            -------------  ----------  -----------  --------------  --------  --------------
Restated Balance, December 31, 2003. . . .     1,575,000   $       16      200,000  $            2  $  3,580  $     (11,584)
 Net income. . . . . . . . . . . . . . . .             -            -            -               -         -              -
 Stock-based compensation. . . . . . . . .         2,241
 Other comprehensive loss-foreign currency
   Translation adjustments . . . . . . . .             -            -            -               -         -          1,460
 Dividends . . . . . . . . . . . . . . . .             -            -            -               -         -              -
     Purchase of Treasury Stock. . . . . .      (948,052)           -            -               -         -              -
Balance, December 31, 2004 . . . . . . . .       626,948   $       16      200,000  $            2  $  5,821  $     (10,124)
                                            =============  ==========  ===========  ==============  ========  ==============




                                      Treasury Stock
                                     ----------------
                                          Voting         Nonvoting
                                     ----------------  --------------
                                     Total             Comprehensive
                                     Retained          Stockholders'   Income
                                     Earnings          Shares          Amount     Shares   Amount    Deficit      (Loss)
                                     ----------------  --------------  ---------  -------  --------  ---------  --------
Restated Balance, December 31, 2001  $        14,257       5,058,652   $(26,950)  859,316  $    (9)  $(19,964)
 Restated net loss. . . . . . . . .          (10,403)              -          -         -        -    (10,403)  (10,403)
 Stock based compensation . . . . .               90
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -     (3,804)   (3,804)
 Comprehensive loss . . . . . . . .  $       (14,207
                                     ================
 Dividends. . . . . . . . . . . . .           (1,795)              -          -         -        -     (1,795)
                                     ----------------  --------------  ---------  -------  --------  ---------
Restated Balance, December 31, 2002  $         2,059       5,058,652   $(26,950)  859,316  $    (9)  $(35,876)
 Restated net loss. . . . . . . . .           (4,278)              -          -         -        -     (4,278)   (4,278)
 Stock based compensation . . . . .              484
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -      2,506     2,506
 Comprehensive loss . . . . . . . .  $        (1,772)
                                     ================
 Dividends. . . . . . . . . . . . .           (1,146)              -          -         -        -     (1,146)
                                     ----------------  --------------  ---------  -------  --------  ---------
Restated Balance, December 31, 2003  $        (3,365)      5,058,652   $(26,950)  859,316  $    (9)  $(38,310)
 Net income . . . . . . . . . . . .            3,992               -          -         -        -      3,992     3,992
 Stock based compensation . . . . .            2,241
 Purchase of treasury stock . . . .          948,052         (14,600)   (14,600)
 Other comprehensive loss-foreign
   Currency translation adjustments                -               -          -         -        -      1,460     1,460
 Comprehensive loss . . . . . . . .  $         5,452
                                     ================
 Dividends. . . . . . . . . . . . .           (1,618)              -          -         -        -     (1,618)
Restated Balance, December 31, 2004  $          (991)      6,006,704   $(41,550)  859,316  $    (9)  $(46,835)
                                     ================  ==============  =========  =======  ========  =========







The accompanying notes to consolidated financial statements are an integral part of these statements.

THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2004,  2003  AND  2002
 (IN  THOUSANDS)
                                            2004     2003     2002
                                            ----     ----     ----

                                                                       RESTATED    RESTATED    RESTATED
                                                                      ----------  ----------  ----------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $   3,992   $  (4,278)  $ (10,403)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .      5,303       6,350       7,065
      Amortization of deferred financing costs and debt discount . .        916         928         643
      Loss on sale of assets . . . . . . . . . . . . . . . . . . . .        452         249         353
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .       (244)     (1,473)       (188)
      Minority interest in net income of subsidiaries. . . . . . . .         92          77          26
      Minority interest compensation expense . . . . . . . . . . . .        533         263         375
      Stock-based compensation . . . . . . . . . . . . . . . . . . .      2,241         484          90
      Changes in:
        Accounts receivable, net . . . . . . . . . . . . . . . . . .      2,427      (3,809)      5,708
        Inventories, net . . . . . . . . . . . . . . . . . . . . . .     (6,268)      6,399       2,007
        Other current assets . . . . . . . . . . . . . . . . . . . .        445         (50)       (180)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .       (510)      6,076      (1,184)
        Payroll and payroll related expenses . . . . . . . . . . . .      1,016          84        (839)
        Billings in excess of costs. . . . . . . . . . . . . . . . .         --          --        (257)
        Accrued warranty . . . . . . . . . . . . . . . . . . . . . .      1,385          38        (690)
        Other accrued expenses . . . . . . . . . . . . . . . . . . .        (67)        303          87
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .     (1,785)      1,716         955
                                                                      ----------  ----------  ----------
          Net cash flows provided by operating activities. . . . . .      9,928      13,357       3,568
                                                                      ----------  ----------  ----------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .     (6,322)     (1,739)     (5,170)
  Proceeds from sale of fixed assets . . . . . . . . . . . . . . . .      1,657       2,742       1,299
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13         687         (11)
                                                                      ----------  ----------  ----------
          Net cash flows provided by (used in) investing activities.     (4,652)      1,690      (3,882)
                                                                      ----------  ----------  ----------

Cash Flows From Financing Activities:
  Payments on shareholder loans. . . . . . . . . . . . . . . . . . .     (2,295)     (2,194)       (684)
  Proceeds from shareholder loans. . . . . . . . . . . . . . . . . .      7,146       1,574       1,452
  Proceeds from issuance of long-term debt . . . . . . . . . . . . .      1,850          --          --
  Payments on debt . . . . . . . . . . . . . . . . . . . . . . . . .         --     (15,227)     (4,512)
  Net borrowings under line-of-credit agreement. . . . . . . . . . .      2,881       2,242       7,800
  Purchase of treasury stock . . . . . . . . . . . . . . . . . . . .    (14,600)         --          --
  Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,619)     (1,146)     (1,795)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        169        (106)     (1,580)
                                                                      ----------  ----------  ----------
          Net cash flows provided by (used in) financing activities.     (6,468)    (14,857)        681
                                                                      ----------  ----------  ----------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .         57         313        (259)
                                                                      ----------  ----------  ----------

CHANGE in Cash and Cash Equivalents. . . . . . . . . . . . . . . . .  $  (1,135)  $     503   $     108
Cash and Cash Equivalents, beginning of year . . . . . . . . . . . .      3,439       2,936       2,828
                                                                      ----------  ----------  ----------
Cash and Cash Equivalents, end of year . . . . . . . . . . . . . . .  $   2,304   $   3,439   $   2,936
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

     Inventories

     Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out" ("FIFO") method. As of December 31, 2004, the Company's policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over the trailing 36 month sales volumes for all finished goods and work in progress inventory, unless such excess amounts relate to newly introduced SKUs for which the Company has no long term sales history, in which case no reserve is applied. The Company did not have in place a policy for reserving for raw material inventory.


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

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated
Statements of Stockholders' Deficit. For Mexico, exchange losses from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated Statements of Operations.

     Income  Taxes

     The Company accounts for income taxes in accordance with SFAS No. 10", "Accounting for Income Taxes". This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

     Earnings  Per  Share

     The Company computes earnings per share in accordance with SFAS No. 12", "Earnings Per Share." Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share equals basic earnings per share for all periods presented.

     Self  Insurance

     The Company has elected to self-insure certain costs related to health insurance, workers' compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $3.3 million, $2.5 million and $2.0 million at December 31, 2004, 2003 and 2002, respectively.

     Change  in  Accounting  Principle

     On January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Asset" ("Statement No. 142"). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The adoption of Statement No. 142 had the affect of increasing 2002 net income by $0.3 million.

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

     In November 2004, the FASB issued SFAS No. 15, "Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 4", "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 15, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 9." APB Opinion No. 2, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position

4.     TRADE  RECEIVABLES  ALLOWANCE

     The following summarizes trade receivables allowance activity for the years ended December 31, 2002, 2003 and 2004 (in thousands):



                                AMOUNT
                               --------
Balance, December 31, 2001. .  $ 2,117
Increase to operating expense     1824
Charge to allowance . . . . .     (883)
                               --------
Balance, December 31, 2002. .    3,058
Increase to operating expense      936
Charge to allowance . . . . .   (1,265)
                               --------
Balance, December 31, 2003. .    2,729
Increase to operating expense      904
Charge to allowance . . . . .     (231)
                               --------
Balance, December 31, 2004. .  $ 3,402
                               ========




5.     BUSINESS  SEGMENT

     In January 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 31"). The Company has no separately reportable segments under this standard. Under the enterprise-wide disclosure requirements of SFAS 131, the Company reports sales, by each group of product lines. Amounts for the years ended December 31, 2004, 2003 and 2002 are as shown in the table below (in thousands):


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

7.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                         AS OF DECEMBER 31,
                                        --------------------
                                                2004            2003
                                        --------------------  ---------
    RESTATED                                  RESTATED
--------------------------------------  --------------------
    (IN THOUSANDS)
--------------------------------------
Accounts Receivable
  Trade receivables. . . . . . . . . .  $            28,058   $ 29,812
  Allowance for doubtful accounts. . .               (3,402)    (2,729)
                                        --------------------  ---------
       Total . . . . . . . . . . . . .  $            24,656   $ 27,083
                                        ====================  =========

Inventories
  Raw materials. . . . . . . . . . . .  $            22,876   $ 13,653
  Work-in-process. . . . . . . . . . .                7,581     14,843
                                                     18,196     13,889
  Finished goods
        Total. . . . . . . . . . . . .               48,653     42,385
                                        ====================  =========

Property, Plant and Equipment
  Land . . . . . . . . . . . . . . . .  $               803   $    809
  Buildings and improvements . . . . .               25,061     23,660
  Machinery and equipment. . . . . . .               48,277     47,863
  Office equipment and furniture . . .                9,242      8,917
  Construction-in-progress . . . . . .                  488         --
                                        --------------------  ---------
                                                     83,871     81,249
  Accumulated depreciation . . . . . .              (51,323)   (48,576)
  Property, plant and equipment, net .  $            32,548   $ 32,673
                                        ====================  =========
Intangible Assets
  Goodwill . . . . . . . . . . . . . .  $            10,264   $ 10,100
                                        ====================  =========

  Non-compete agreements . . . . . . .  $             8,227   $  8,227
  Accumulated amortization . . . . . .               (6,869)    (6,250)
    Total. . . . . . . . . . . . . . .  $             1,358   $  1,977
                                        ====================  =========

  Patents and other intangible assets.  $               383   $    383
  Accumulated amortization . . . . . .                 (247)      (217)
       Total . . . . . . . . . . . . .  $               136   $    166
                                        ====================  =========
Deferred Financing Costs
  Deferred financing costs . . . . . .  $             7,008   $  6,253
  Accumulated amortization . . . . . .               (4,559)    (3,480)
       Total . . . . . . . . . . . . .  $             2,449   $  2,773
                                        ====================  =========
Accrued Warranty
  Beginning reserve. . . . . . . . . .  $             1,379   $  1,340
  Increase to expense. . . . . . . . .                3,012      2,585
  Charge to reserve. . . . . . . . . .               (1,627)    (2,546)
  Ending reserve . . . . . . . . . . .  $             2,764   $  1,379
                                        ====================  =========



Amortization of patents and non-compete agreements are as follows (in thousands):



2005  $397
2006  $364
2007  $131
2008  $131
2009  $113




8.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $12.6 million, $12.4 million and $12.3 million in interest during the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid income taxes of $30,502, $6,241 and $34,836 during the years ended December 31, 2004, 2003 and 2002, respectively.

9.     LONG-TERM  DEBT

     Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):


                                                                                                     2004       2003
                                                                                                   ---------  ---------
Congress Financial Corporation (Central) revolving line of credit . . . . . . . . . . . . . . . .    23,511     19,541
Congress Financial Corporation (Central) term note. . . . . . . . . . . . . . . . . . . . . . . .    10,972     12,500
Stockholder note, unsecured, payable on demand, under the same interest terms
  as the Congress Financial Corporation (Central) revolving line of credit. . . . . . . . . . . .     5,000        148
10.25% senior subordinated notes payable, principal due November, 2007, net of
  Unamortized debt discount of $792 and $628 as of December 31, 2004 and 2003,
  Respectively; amortization of debt discount was $157 and $178 for the years ended
  December 31, 2004 and 2003, respectively; interest is payable  semi-annually each
                                                                                                     97,522
  May 1 and November 1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    99,208
Brazil note, secured by equipment, interest rate is LIBOR plus 4.5%, principal due long term debt
     August 10, 2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       439         --
                                                                                                   ---------  ---------
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   139,130    129,711
Less:
  Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,167)      (148)
    Total long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $133,963   $129,563
                                                                                                   =========  =========


     Maturities of long-term debt during the next three years are as follows (in thousands):



2005. .     5,167
2006. .    34,483
2007. .    99,480
         --------
  Total  $139,130
         ========



     In November 1997, the Company issued $100 million aggregate principal of senior subordinated note ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined in the indenture governing the Notes), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2004.

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

Stock  Based  Compensation  Plan

     The Company's majority stockholder has, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes are interest bearing and pre-payable. The shares are sold subject to a Shareholders" Agreement, as described below. The Company accounts for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the market value of the underlying common stock exceeds the purchase price, the Company records compensation cost for the difference. For the years 2004, 2003 and 2002, the Company has recognized $2,241,354, $484,097 and $89,511 of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003 and 2002 by $62,584 and $113,647, respectively. The 2004 dividend that was classified as compensation expense was $381,178.

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

     The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                              2004          2003          2002

                                                      RESTATED    RESTATED    RESTATED

U.S. federal statutory rate . . . . . . . . . . . .  $   1,550   $  (1,816)  $  (3,596)
Increase (decrease) in income taxes resulting from:
  Non-taxable S Corporation (income) losses . . . .     (1,550)      2,337       1,364
       Foreign local taxes. . . . . . . . . . . . .        585        (302)        327
       Valuation Allowance. . . . . . . . . . . . .         --        (749)      2,200
  Tax differences resulting from acquisition of DMC       (170)       (503)       (284)
  Effective tax rate differences. . . . . . . . . .         --          93          91
  State and other income taxes. . . . . . . . . . .         84         (55)          4
                                                     $     499   $    (995)  $     106
                                                     ==========  ==========  ==========


     The following is a summary of the Company's expense (benefit) for income taxes (in thousands):


                              Years Ended December 31,
                             --------------------------
                                        2004                2003      2002
    Restated                          Restated            Restated
---------------------------  --------------------------  ----------
Current
  State and local . . . . .                         84         243       3
  Foreign . . . . . . . . .                         17         235     327
                                                   101         478     330
                             --------------------------  ----------  ------


Deferred
  Federal . . . . . . . . .                       (116)       (638)   (153)
  State and local . . . . .                        (54)       (298)    (71)
  Foreign . . . . . . . . .                        568        (537)     --
                                                   398      (1,473)   (224)
                             --------------------------  ----------  ------

    Total expense (benefit)  $                     499   $    (995)  $ 106
                             --------------------------  ----------  ------

     The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):


                                                2004      2003
Deferred tax assets:
  Tax loss carryforwards - DMC . . . . . . .  $    --   $   972
       Tax loss carryforwards - Brazil . . .    1,161     1,249
  Tax loss carryforwards - Mexico. . . . . .      118        45
       Tax loss carryforwards - South Africa       41        --
  Property and equipment . . . . . . . . . .       --        87
  Inventory reserves . . . . . . . . . . . .       --        29
  Estimated product liability. . . . . . . .       --        48
                                              $ 1,320   $ 1,475
                                              ========  ========

Deferred tax liabilities:
  Malaysia Inventory . . . . . . . . . . . .       11        --
  Property and equipment . . . . . . . . . .       --       262
  Inventory. . . . . . . . . . . . . . . . .       --       148
                                                   11       410
                                              --------  --------

Valuation Allowan-e - DMC. . . . . . . . . .       --      (955)

Net deferred tax asset . . . . . . . . . . .  $(1,309)  $(1,065)
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

     The Company has month-to-month leases for several buildings and paid rentals in 2004, 2003 and 2002 of $0.6 million, $0.9 million and $0.7 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.3 million and $1.8 million, respectively. These amounts are for U.S. operations only. Foreign lease obligations are not material and therefore not included.

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



                     2004    2003    2002
United States. . .  $187.5  $156.1  $146.1
Asia . . . . . . .    15.8    20.6    20.0
Canada . . . . . .    16.7    15.0    17.5
Latin America. . .    46.2    27.1    29.9
Mideast and Africa    10.6     8.9     5.8
Europe . . . . . .     7.2     6.0     7.4
All other. . . . .     4.1     3.2     2.8
                    $288.1  $236.9  $229.5



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

15.     BUSINESS  COMBINATIONS

     On December 22, 2004, the Company participated in two simultaneous transactions where the Company acquired 100 percent of the outstanding common shares of FarmPro, Inc. (FarmPRO) and then sold substantially all of the assets of FarmPRO to an unrelated third party.

     The following table summarizes the estimated fair values of the assets retained and liabilities assumed at the date of acquisition.



Current Assets. . .  $243,000
Current Liabilities   (40,000)
                     ---------
Net Assets Acquired  $203,000
                     =========


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

17.     UNAUDITED  QUARTERLY  INFORMATION


                                   FIRST          SECOND          THIRD          FOURTH

                                                              QUARTER                   QUARTER   QUARTER    QUARTER
                                               --------------------------------------  ---------  --------  ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Restated 2004:
  Sales . . . . . . . . . . . . . . . . . . .  $                              58,444   $ 79,623   $ 89,692  $ 60,372
  Gross profit. . . . . . . . . . . . . . . .                                 12,301     14,451     22,552    14,800
  Net income (loss) . . . . . . . . . . . . .                                    105        632      6,820    (3,565)
  Basic and diluted earnings(loss) per share.                                   0.06       0.36       4.67     (2.73)
                                               ======================================  =========  ========  =========

Restated 2003:
  Sales . . . . . . . . . . . . . . . . . . .  $                              44,224   $ 65,289   $ 77,062  $ 50,293
  Gross profit. . . . . . . . . . . . . . . .                                  9,653     13,390     18,236     7,392
  Net income (loss) . . . . . . . . . . . . .                                 (2,367)      (135)     4,536    (6,312)
  Basic and diluted earnings(loss) per share.                                  (1.33)      0.08       2.56     (3.56)
                                               ======================================  =========  ========  =========

Restated 2002:
  Sales . . . . . . . . . . . . . . . . . . .  $                              52,661   $ 65,581   $ 69,863  $ 41,413
  Gross profit. . . . . . . . . . . . . . . .                                  9,705     12,620     15,004     4,661
  Net income (loss) . . . . . . . . . . . . .                                 (3,103)      (833)     1,750    (8,217)
  Basic and diluted earnings(loss) per share.                                  (1.75)     (0.47)      0.99     (4.63)

18.  RESTATEMENT

FIRST  RESTATEMENT

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

SECOND  RESTATEMENT

     Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years' financial statements. The errors were corrected in the 2004, 2003 and 2002 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     The Company made adjustments in 2004, 2003 and 2002 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $559,000 in 2004 and $1,307,000 in 2002, and increased net income by $283,000 in 2003.

     The Company made adjustments in 2004, 2003 and 2002 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased net income by $654,000 and $51,000 in 2004 and 2002, respectively, and decreased net income by $558,000 in 2003.

     The Company made adjustments in 2004, 2003 and 2002 to correct the amount of overhead that was included in inventory. The previous inventory balance included an excessive amount of overhead. The effect of these changes increased net income by $2,188,000 and $1,777,000 in 2004 and 2003, respectively, and decreased net income by $2,951,000 in 2002.

     The combined effect of these changes increased net income by $2,283,000 and $ 1,502,000 in 2004 and 2003, respectively, and decreased net income by $4,207,000 in 2002.


     The financial statement impact of the above noted adjustments is indicated in the table below stated in thousands of dollars except for per share line items:


          FIRST     AS     SECOND     AS

                                           AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED   RESTATEMENT  RESTATED
FISCAL YEAR 2004
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . .  $                53,588  $     (4,935)  $  48,653
     Retained earnings. . . . . . . . . .                    3,944        (4,935)       (991)

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . .                  226,310        (2,283)  $ 224,027
     Operating income . . . . . . . . . .                   16,469         2,283      18,752
     Net income . . . . . . . . . . . . .                    1,709         2,283       3,992
     Basic and diluted earnings per share                     1.31          0.94        2.25


          FIRST     AS     SECOND     AS

                                                      AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $                54,165   $     (4,562)  $  49,603   $     (7,218)
     Payroll and payroll related expenses . . . . .                    3,071            565       3,636
     Other accrued expenses . . . . . . . . . . . .                    4,057          1,891       5,948
     Paid in capital. . . . . . . . . . . . . . . .                    3,006            574       3,580
     Accumulated other comprehensive loss . . . . .                  (11,929)           345     (11,584)
     Retained earnings. . . . . . . . . . . . . . .                   12,531         (8,678)      3,853         (7,218)


Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .                  190,694           (481)    190,213         (1,502)
     Selling, general and administrative expenses .                   36,591          3,602      40,193
     Operating income . . . . . . . . . . . . . . .                    9,290         (3,121)      6,169          1,502
     Foreign currency transaction loss. . . . . . .                     (102)           (99)       (201)
     Other, net . . . . . . . . . . . . . . . . . .                   (3,544)         3,749         205
     Minority interest in net income of subsidiary.                       --            (77)        (77)
     Net income (loss). . . . . . . . . . . . . . .                   (6,232)           452      (5,780)         1,502
     Basic and diluted earnings per share . . . . .                   ($3.51)  $      0.259      ($3.26)          0.85

                                                      RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . . .  $  42,385
     Payroll and payroll related expenses
     Other accrued expenses
     Paid in capital
     Accumulated other comprehensive loss
     Retained earnings. . . . . . . . . . . . . . .     (3,365)


Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .    188,711
     Selling, general and administrative expenses
     Operating income . . . . . . . . . . . . . . .      7,671
     Foreign currency transaction loss
     Other, net
     Minority interest in net income of subsidiary
     Net income (loss). . . . . . . . . . . . . . .     (4,278)
     Basic and diluted earnings per share . . . . .      (2.41)



          FIRST     AS     SECOND     AS
             AS PREVIOUSLY REPORTED     RESTATEMENT     RESTATED     RESTATEMENT     RESTATED


FISCAL YEAR 2002 (Note *)
Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . . .   176,836    7,097   183,933    4,207   188,140
     Selling, general and administrative expenses .    36,767    1,087    37,854
     Operating income . . . . . . . . . . . . . . .    15,787   (8,184)    7,603   (4,207)    3,396
     Foreign currency transaction loss. . . . . . .      (468)    (316)     (784)
     Minority interest in net income of subsidiary.        --      (26)      (26)
     Net income (loss). . . . . . . . . . . . . . .     2,330   (8,526)   (6,196)  (4,207)  (10,403
     Basic and diluted earnings per share . . . . .  $   1.31   ($4.80)   ($3.49)  ($2.37)   ($5.86)


Note * The reported figures in these tables may differ from the Consolidated Statement of Operations because they do not reflect the reclassification of certain amounts for discontinued operations.

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

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal years ended December 31, 2004, 2003 and 2002. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors, which was recently created. BKD LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2004.

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

CHANGES  IN  INTERNAL  CONTROLS

     There were no changes to the Company's internal controls made during the first quarter of 2005. The Company's management believes, however, that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K and the related review of the Company's financial statements for the years ended December 31, 2004, 2003 and 2002 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

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

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2004 of the Company's Chairman of the Board and the other five most the highly compensated executive officers of the Company (the "Named Executives").

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

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment, that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $41,178, $89,348 and $26,056 for 2004, 2003 and 2002,
respectively.

     The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, BMA, RAD Properties, Covell Bros., the Segatt family, Reliance, and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in 'arm's length transactions.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS Amendment No. 1 to this REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED,
IN  ASSUMPTION,  ILLINOIS  ON  AUGUST   ,  2005.

                                   The  GSI  Group,  Inc.

                                   By:              /s/     William  Branch
                                           ------------     ---------------
                                                       William  Branch
                                   Interim  Chief Executive Officer, Chairman of
the  Board  and  President

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 1 TO THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT IN THE CAPACITIES INDICATED ON AUGUST 11, 2005.



SIGNATURE                                            TITLE
--------------------  --------------------------------------------------------------------
/s/   William Branch  Interim Chief Executive Officer, Chairman of the Board and President
--------------------
William Branch

/s/  Randall Paulfus  Interim Chief Financial Officer
--------------------
Randall Paulfus


EXHIBIT  31.1
                                 CERTIFICATIONS
I,  William  Branch,  certify  that:

1. I have reviewed this Amendment No.1 to the Annual Report on Form 10-KA of The GSI Group, Inc.;

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

b)     [Paragraph  omitted  pursuant  to SEC Release nos. 33-8392 and 34-49313.]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August  11,  2005


/s/  William  Branch
--------------------
 Interim  Chief  Executive  Officer,  Chairman  of  the  Board  and  President.

EXHIBIT  31.2
                                 CERTIFICATIONS

I,  Randall  Paulfus,  certify  that:

1. I have reviewed this Amendment No.1 to the Annual Report on Form 10-KA of The GSI Group, Inc.;

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

b)  [Paragraph  omitted  pursuant  to  SEC  Release  nos. 33-8392 and 34-49313.]

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  11,  2005


/s/  Randall  Paulfus
---------------------
Interim  Chief  Financial  Officer

EXHIBIT  32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Amendment No.1 to the Annual Report on Form 10-K of The GSI Group, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, William Branch, as Interim Chief Executive Officer of the Company, and Randall Paulfus as Interim Chief Financial Officer of the Company, hereby certify that1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August  11,  2005
/s/  WILLIAM  BRANCH
--------------------
     William  Branch
      Interim  Chief  Executive  Officer,  Chairman  of the Board and President.


/s/  RANDALL  PAULFUS_______________
------------------------------------
Randall  Paulfus
Interim  Chief  Financial  Officer




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


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -------------------------------------------------------------------------------------------------------

    2.1    Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI
         Group (Canada) Co. and UHI Canada, Corporation.
    2.2    Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Kenneth Stonecipher.
    2.3    Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Hog Slat, Inc.
   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997
   3.2*    By-Laws of The GSI Group, Inc, as amended.
   4.1*    Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.
   4.2*    First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         And LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.
   4.3*    Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co.,
         Amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.
   4.4*    Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a
         Copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.
  10.1+    Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower
         And Congress Financial Corporation (Central), as lender.
 10.2++    Amendment No. 1 to the October 31, 2003 Loan and Security Agreement, dated July 9,2004, between
         The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
10.3+++    Amendment  No. 2 to the October 31, 2003 Loan and Security Agreement, dated October 19,2004,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
   10.4    Amendment No. 3 to the October 31, 2003 Loan and Security Agreement, dated February 2,2005,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.
 10.5**    Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello.
 10.6++    Indemnification Agreement, dated July 7, 2004, between The GSI Group, Inc. and Ann Montgomery.
   10.7    Affirmative Pledge of Assignment of Quotas and Other Provisions Agreement, dated January 1, 2002,
         Between The GSI Group, Inc. and Leonardo Segatt.
10.8***    Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John C. Sloan
         Dated July 8, 2004.
   12.1    Computation of Ratio of Earnings to Fixed Charges.
   21.1    List of Subsidiaries of The GSI Group, Inc.
   31.1    Certification of Chief Executive Officer.
   31.2    Certification of Chief Financial Officer
   32.1    Section 906 Certification.


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


                                                                                                             Exhibit 12.1








THE GSI GROUP, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(Dollars in Thousands)
                                                    Year ended December 31,
                                                    ------------------------

                                                                        2000       2001        2002        2003      2004
    Restated . . . . . . . . . . . . . . . . . . .  Restated                  Restated    Restated    Restated
--------------------------------------------------  ------------------------  ----------  ----------  ----------
Income (loss) from continuing
 Operations before tax                              $                  1,823  $  (2,504)  $ (10,574)  $  (5,338)  $ 4,558
                                                    ========================  ==========  ==========  ==========  =======
Add fixed charges:
Interest expense on borrowings and
 Amortization of deferred
 Financing costs                                                      14,997     14,397      13,010      13,215    14,104
Interest portion of rent expense                                         707        656         386         326       278
                                                                      15,704     15,053      13,396      13,541    14,382
                                                    ========================  ==========  ==========  ==========  =======

Adjusted earnings                                                     17,527     12,549       2,822       8,203    18,940
                                                    ========================  ==========  ==========  ==========  =======

Ratio of earnings to fixed
 Charges                                                               1.12x      0.84x       0.21x       0.61x     1.32x



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