Form 10-Q/A
period 2005-04-01
GSI GROUP INC
filed 2005-08-12
CIK 1050925

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


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

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
     Item  1.  Financial  Statements
                    Balance Sheets                                            4
                    Statements of Operations                                  5
                    Statements of Cash Flows                                  6
                    Notes to Financial Statements                             7

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations                                       12
     Item 3.   Quantitative  and Qualitative Disclosure About Market Risk    17
     Item 4.   Controls and Procedures                                       17

PART  II  -  OTHER  INFORMATION
     Item 1.     Legal Proceedings                                           19
     Item 2.     Changes in Securities and Use of Proceeds                    *
     Item 3.     Defaults Upon Senior Securities                              *
     Item 4.     Submission of Matters to a Vote of Security Holders          *
     Item 5.     Other Information                                            *
     Item 6.     Exhibits                                                    19




* No response to this item is included herein for the reason that it is inapplicable.

EXPLANATORY  NOTE


          This Amendment No. 1 to The GSI Group Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2005 includes restated unaudited condensed consolidated financial statements as of April 1, 2005 and April 2, 2004 and related changes to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

          On May 16, 2005, as reported in our Current Report on Form 8-K dated May 20, 2005, we were acquired by GSI Holdings Corp. Following consummation of this transaction, new management commenced a review of our historical financial condition and results of operations. On July 12, 2005, as reported in our Current Report on Form 8-K of that date, we announced that management, in consultation with our independent auditors, BKD, LLP, had determined that our previously issued condensed consolidated financial statements for the quarter ended April 1, 2005 may contain errors and thus should not be relied upon until we were able to ascertain whether a restatement would in fact be required. We have now determined that it is necessary to restate these financial statements, and include that information in this Amendment No. 1.

          We have determined that it is necessary to restate to correct for historical errors in inventory accounting. The identified errors relate to three separate issues:

1) capitalization rates of overhead expense in inventory, which were inconsistent with actual spending;

2) the capitalization of warranty and R&D costs in inventory, which management believes should be expensed in their entirety; and

3) improper application of our policy for establishing reserves for slow moving inventory, which resulted in inadequate historical reserve levels.

          Except as described above, this Form 10-Q/A does not update or otherwise amend our Q1 2005 10-Q for changes in events, estimates or other developments subsequent to May 16, 2005 (the date of the original filing of the Quarterly Report on Form 10-Q for our quarterly period ended April 1, 2005). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to May 16, 2005.

          Concurrently with the filing of this Form 10-Q/A, we are filing Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which contains restatements of our consolidated financial statements as of December 31, 2004, 2003 and 2002, and related changes, which restatements are being made for the reasons described above.


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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                                 THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                (UNAUDITED)

                                                                            APRIL  1,    DECEMBER 31,
ASSETS                                                                        2005           2004
-------------------------------------------------------------------------  -----------  --------------
  RESTATED. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  RESTATED
Current Assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  $    1,987   $       2,304
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . .      29,275          24,656
  Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .      51,533          48,653
  Prepaids. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,114           3,489
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,670           3,416
                                                                           -----------  --------------
      Total current assets. . . . . . . . . . . . . . . . . . . . . . . .      87,579          82,518
                                                                           -----------  --------------
Property, Plant and Equipment, net. . . . . . . . . . . . . . . . . . . .      32,165          32,548
                                                                           -----------  --------------
Other Assets:
  Goodwill and other intangible assets, net . . . . . . . . . . . . . . .      11,586          11,758
  Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,254           1,309
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,544           2,544
                                                                           -----------  --------------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .      15,384          15,611
                                                                           -----------  --------------
      Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  135,128   $     130,677
                                                                           ===========  ==============

LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   18,383   $      16,629
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,374           1,708
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . .       5,737           4,652
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       6,811           6,937
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,581           7,090
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . .       5,116           5,167
                                                                           -----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .      48,002          42,183
                                                                           -----------  --------------
Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . .     130,002         133,963
                                                                           -----------  --------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,560           1,366

Stockholders' Deficit:
  Common stock, $.01 par value, voting (authorized 6,900,000 shares;
    issued 6,633,652 shares; outstanding 626,948 shares). . . . . . . . .          16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . .           2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,548           5,821
  Accumulated other comprehensive loss (cumulative currency  translation
   adjustment). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,674)        (10,124)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,231            (991)
  Treasury stock, at cost, voting (6,006,704 shares). . . . . . . . . . .     (41,550)        (41,550)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . .          (9)             (9)
                                                                           -----------  --------------
      Total stockholders' deficit . . . . . . . . . . . . . . . . . . . .     (44,436         (46,835
                                                                           -----------  --------------
      Total liabilities and stockholders' deficit . . . . . . . . . . . .  $  135,128   $     130,677
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



                            THE GSI GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                         (UNAUDITED)


                                    THREE FISCAL MONTHS ENDED
                                    -------------------------

                                                                      RESTATED    RESTATED
                                                                      APRIL 1,    APRIL 2,
                                                                        2005        2004
                                                                     ----------  -----------
Sales                                                                $  72,674   $   58,444

Cost of sales                                                           55,991       46,143
                                                                     ----------  -----------

    Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . .     16,683       12,301

Selling, general and administrative expenses. . . . . . . . . . . .      8,827        8,705
Amortization expense. . . . . . . . . . . . . . . . . . . . . . . .        162          162
                                                                     ----------  -----------
  Total operating expenses. . . . . . . . . . . . . . . . . . . . .      8,989        8,867
                                                                     ----------  -----------

Operating income. . . . . . . . . . . . . . . . . . . . . . . . . .      7,694        3,434

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .     (3,581)      (3,075)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        474         (284)
                                                                     ----------  -----------


Income (loss) from continuing operations before income tax expense.      4,587           75

Income tax expense. . . . . . . . . . . . . . . . . . . . . . . . .        614           99
                                                                     ----------  -----------

Income (loss) from continuing operations. . . . . . . . . . . . . .      3,973          (24)

Discontinued Operations:
    Gain (loss) from discontinued operations, net of income taxes .         --          129
                                                                     ----------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .      3,973          105
                                                                     ==========  ===========


Basic and diluted earnings (loss) per share . . . . . . . . . . . .  $    4.80   $     0.06
                                                                     ----------  -----------

Weighted average common shares outstanding. . . . . . . . . . . . .    826,948    1,775,000
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


                               THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                                            THREE FISCAL MONTHS ENDED
                                                           ---------------------------
                                                                    RESTATED             RESTATED
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

FIRST  RESTATEMENT

During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported 2004 quarterly net income by $360,000.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported 2004 quarterly net income by $448,000. There were no dividends paid to the non-voting stockholders during the first fiscal quarter of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported 2004 quarterly net income by $125,000.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported 2004 quarterly net income by $6,000.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported quarterly net income by $55,000.

     The Company also made adjustments in 2004 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2004 is summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

SECOND  RESTATEMENT

          Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2005 and 2004 financial statements. A description of the errors and related impact on each of the financial statements follows. Amounts are stated in whole dollars.

The Company made adjustments in the first fiscal quarter of 2005 and 2004 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced quarterly net income by $243,000 in the first fiscal quarter of 2005 and $140,000 in the first fiscal quarter of 2004.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $ 163,000 in the first fiscal quarter of 2004.

The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced quarterly net income by $998,000 in the first fiscal quarter of 2005 and increased quarterly net income by $547,000 in the first fiscal quarter of 2004.

The combined effect of these changes reduced quarterly net income by $1,241,000 in the first fiscal quarter of 2005 and increased quarterly net income by $570,000 in the first fiscal quarter of 2004.

The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2005 and 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

          FIRST     AS     SECOND     AS

                                       AS PREVIOUSLY REPORTED    RESTATEMENT   RESTATED   RESTATEMENT  RESTATED
FIRST FISCAL QUARTER  2005
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . .  $                56,992  $     (5,389)  $  51,533
     Retained earnings. . . . . . . .                    7,620        (5,389)      2,231

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . .                   54,750         1,241      55,991
     Operating income . . . . . . . .                    8,935        (1,241)      7,694
     Net income . . . . . . . . . . .                    5,214        (1,241)      3,973
     Basic and diluted loss per share  $                  6.31  $      (1.51)  $    4.80


          FIRST     AS     SECOND     AS

                                                    AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT    RESTATED
FIRST FISCAL QUARTER  2004
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . .  $                57,901   $     (1,233)  $  56,668
     Retained earnings. . . . . . . . . . . . . .                   12,122         (1,233)     10,889

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                   47,104           (391)     46,713           (570)  $  46,143
     Selling, general and administrative expenses                    8,161            544       8,705
     Operating income . . . . . . . . . . . . . .                    3,207           (343)      2,864            570       3,434
     Other, net . . . . . . . . . . . . . . . . .                     (179)            (6)       (185)
     Net loss . . . . . . . . . . . . . . . . . .                     (159)          (306)       (465)           570         105
     Basic and diluted loss per share . . . . . .                   ($0.09)        ($0.17)     ($0.26)  $       0.20      ($0.06)




3.     COMPREHENSIVE  INCOME  (LOSS)

          The components of comprehensive income (loss) for the periods presented are as follows (in thousands):


                                             (Unaudited) (Restated)  Unaudited) (Restated)
                                                    April 1,               April 2,
                                                      2005                   2004
                                             ----------------------  ---------------------
Net income. . . . . . . . . . . . . . . . .                  3,973                    105
Cumulative currency translation adjustment.                   (550)                  (398)
  Comprehensive income (loss) . . . . . . .                  3,423                   (293)
                                             ======================  =====================



4.     DETAIL  OF  CERTAIN  ASSETS



                    (UNAUDITED) (RESTATED)     (RESTATED)
                           APRIL 1,           DECEMBER 31,
                             2005                 2004
                    -----------------------  --------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $                22,222  $       22,876
  Work-in-process.                   14,418           7,581
  Finished goods .                   14,893          18,196
                    -----------------------  --------------
       Total . . .  $                51,533  $       48,653
                    =======================  ==============






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

                                     (UNAUDITED)

                         (RESTATED)   (UNAUDITED) RESTATED)
                          APRIL 1,           APRIL 2,
                            2005               2004
                         -----------  ----------------------
Grain product line. . .  $    42,914  $              32,464
Swine product line. . .       12,860                  9,924
Poultry product line. .       16,900                 16,246
Discontinued operations           --                   (190)
                         -----------  ----------------------
     Sales. . . . . . .  $    72,674  $              58,444
                         ===========  ======================


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

FIRST  RESTATEMENT

During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported 2004 quarterly net income by $360,000.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported 2004 quarterly net income by $448,000. There were no dividends paid to the non-voting stockholders during the first fiscal quarter of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported 2004 quarterly net income by $125,000.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported 2004 quarterly net income by $6,000.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported quarterly net income by $55,000.

     The Company also made adjustments in 2004 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

     The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2004 is summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

SECOND  RESTATEMENT

          Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years' financial statements. The errors have been corrected in the accompanying 2005 and 2004 financial statements. A description of the errors and related impact on each of the financial statements follows. Amounts are stated in whole dollars.

The Company made adjustments in the first fiscal quarter of 2005 and 2004 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced quarterly net income by $243,000 in the first fiscal quarter of 2005 and $140,000 in the first fiscal quarter of 2004.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $ 163,000 in the first fiscal quarter of 2004.

The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced quarterly net income by $998,000 in the first fiscal quarter of 2005 and increased quarterly net income by $547,000 in the first fiscal quarter of 2004.

The combined effect of these changes reduced quarterly net income by $1,241,000 in the first fiscal quarter of 2005 and increased quarterly net income by $570,000 in the first fiscal quarter of 2004.

The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2005 and 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

          FIRST     AS     SECOND     AS

                                       AS PREVIOUSLY REPORTED    RESTATEMENT   RESTATED   RESTATEMENT  RESTATED
FIRST FISCAL QUARTER  2005
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . .  $                56,992  $     (5,389)  $  51,533
     Retained earnings. . . . . . . .                    7,620        (5,389)      2,231

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . .                   54,750         1,241      55,991
     Operating income . . . . . . . .                    8,935        (1,241)      7,694
     Net income . . . . . . . . . . .                    5,214        (1,241)      3,973
     Basic and diluted loss per share  $                  6.31  $      (1.51)  $    4.80




          FIRST     AS     SECOND     AS

                                                    AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT    RESTATED
FIRST FISCAL QUARTER  2004
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . . . . . . . . .  $                57,901   $     (1,233)  $  56,668
     Retained earnings. . . . . . . . . . . . . .                   12,122         (1,233)     10,889

Consolidated Statement of Income:
     Cost of sales. . . . . . . . . . . . . . . .                   47,104           (391)     46,713           (570)  $  46,143
     Selling, general and administrative expenses                    8,161            544       8,705
     Operating income . . . . . . . . . . . . . .                    3,207           (343)      2,864            570       3,434
     Other, net . . . . . . . . . . . . . . . . .                     (179)            (6)       (185)
     Net loss . . . . . . . . . . . . . . . . . .                     (159)          (306)       (465)           570         105
     Basic and diluted loss per share . . . . . .                   ($0.09)        ($0.17)     ($0.26)  $       0.20      ($0.06)



RESULTS  OF  OPERATIONS  (AFTER  SECOND  RESTATEMENT)

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

     Gross profit increased to $16.7 million in the first quarter of 2005 or 23.0% of sales from $12.3 million or 21.1% of sales in the same period of 2004. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses.

     Operating expenses increased 2.9% or $0.2 million to $9.0 million in the first quarter of 2005 from $8.9 million in the same period of 2004. This increase was primarily the result of increased selling expenses related to the increased volume.

     Operating income increased to $7.7 million in the first quarter of 2005 from $3.4 million in the first quarter of 2004. Operating income margins increased to 10.6% of sales in 2005 from 5.9% in 2004.

     Interest expense increased $0.5 million in the first quarter of 2005 as compared to the first quarter of 2004 due to higher borrowing costs.

     Net income increased by $3.9 million to $4.0 million for the first quarter of 2005 from net income of $ 0.1 million in the same period of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of April 1, 2005, the Company had $39.6 million of working capital, a decrease of $0.8 million from working capital as of December 31, 2004. The decrease in working capital was primarily due to increases in payroll related expenses, accrued expenses, accrued interest, customer deposits and accounts payable and decreases in prepaids of $8.8 million, partially offset by increases in accounts receivable and inventory of $7.9 million.

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

     On May 16, 2005, the Company entered into a five-year credit facility with lenders led by Wachovia Capital Finance Corporation (Central) to provide up to a maximum amount of $60.0 million, subject to various conditions including borrowing base availability to replace the Company's then-existing senior credit facility, which provided for maximum outstanding borrowings of $75.0 million. Up to $15.0 million of the facility will be available for issuances of letters of credit. The availability of revolving loans and letters of credit are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. In addition, subject to the fulfillment of certain conditions, including the consent of the Export-Import Bank of the United States ("Exim Bank") and any changes that may be required to our exiting agreements with Exim Bank, we expect to be able to borrow revolving loans and obtain letters of credit of up to $2.5 million based on the value of certain foreign subsidiary accounts receivable and inventory under the Exim Bank working capital guaranty program. Revolving loan borrowings bear interest at a rate per annum as elected by the Company equal to 1.5% to 2.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both being based on excess availability under the borrowing base.

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

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the first fiscal quarters ended April 2, 2004 and April 1, 2005. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors, which was recently created. BKD LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2004.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT NO.1 TO THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   The  GSI  Group,  Inc.

                                   By:     /s/  Randall  Paulfus
                                           ---------------------
                                         Interim  Chief  Financial  Officer


                             DATE:  AUGUST 11, 2005

                                                                    EXHIBIT 31.1
                                 CERTIFICATIONS
I,  William  Branch,  certify  that:

1. I have reviewed this Amendment No.1 to the Quarterly Report on Form 10-QA of The GSI Group, Inc.;

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/  William  Branch
--------------------
 Interim  Chief  Executive  Officer,  Chairman  of  the  Board  and  President.

                                                                    EXHIBIT 31.2
                                 CERTIFICATIONS
I,  Randall  Paulfus,  certify  that:

1. I have reviewed this Amendment No.1 to the Quarterly Report on Form 10-QA of The GSI Group, Inc.;


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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


/s/  Randall  Paulfus
---------------------
Interim  Chief  Financial  Officer

                                                                    EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended April 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, William Branch, as Interim Chief Executive Officer of the Company, and Randall Paulfus, as Interim Chief Financial Officer of the Company, hereby certify that:

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

     /s/  WILLIAM  BRANCH
     --------------------
     William  Branch
                                                                Interim  Chief
Executive  Officer,  Chairman  of  the  Board  and  President.


/s/  RANDALL  PAULFUS
---------------------
Randall  Paulfus
Interim  Chief  Financial  Officer





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



                                                  INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
-------  -----------------------------------------------------------------------------------------------------------

   3.1*    Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

    3.2    By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

   31.1    Certification of  Interim Chief Executive Officer, Chairman of the Board and President.

   31.2    Certification of Chief Financial Officer.

   32.1    Section 906 Certification.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.