Form 10-Q
period 2005-07-01
GSI GROUP INC
filed 2005-08-22
CIK 1050925

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

                   For the Quarterly Period Ended July 1, 2005
                                       OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of August 15, 2005.

================================================================================

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
     Item 1.  Financial  Statements
                    Balance Sheets                                            4
                    Statements of Operations                                  5
                    Statements of Cash Flows                                  6
                    Notes to Financial Statements                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results  of  Operations                                        17
     Item 3.  Quantitative  and Qualitative Disclosure About Market Risk     26
     Item 4.  Controls and Procedures                                        26

PART  II  -  OTHER  INFORMATION
     Item 1.  Legal Proceedings                                              28
     Item 2.  Changes in Securities and Use of Proceeds                       *
     Item 3.  Defaults Upon Senior Securities                                 *
     Item 4.  Submission of Matters to a Vote of Security Holders             *
     Item 5.  Other Information                                               *
     Item 6.  Exhibits                                                       28




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

                         PART I - FINANCIAL INFORMATION

                                                 ITEM 1 - FINANCIAL STATEMENTS
                                              THE GSI GROUP, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                      SUCCESSOR     PREDECESSOR
                                                      ---------     -----------
                                                      (UNAUDITED)     RESTATED

                                                                                                      JULY  1,    DECEMBER 31,
ASSETS                                                                                                  2005          2004
---------------------------------------------------------------------------------------------------  ----------  --------------
Current Assets:
Cash and cash equivalents                                                                              $3,107        $2,304
Accounts receivable (net of reserve for bad debts of $3,103 in 2005 and   $3,402 in
                                                                                                       2004)         39,309
Inventories (net of reserve for obsolescence of $2,820 in 2005 and $2,333 in 2004)                     53,219        48,653
Prepaid expenses                                                                                       1,499         3,489
Deferred tax current asset                                                                             8,197           --
Other                                                                                                   312          3,416
                                                                                                     ----------  --------------
Total current assets                                                                                  105,643        82,518
                                                                                                     ----------  --------------

Property, Plant and Equipment (net of accumulated depreciation of $755 in 2005 and $53,258 in 2004)    33,557        32,548
                                                                                                     ----------  --------------
Other Assets:
Goodwill                                                                                               40,067        10,264
Other intangible assets (net of amortization of $963 in 2005 and $7,114 in   2004)                     56,817        1,494
Deferred tax asset                                                                                       --          1,309
Deferred financing costs                                                                               5,284         2,449
Other                                                                                                   140            95
                                                                                                     ----------  --------------
Total other assets                                                                                    102,308        15,611
                                                                                                     ----------  --------------
Total assets                                                                                          $241,508      $130,677
                                                                                                     ==========  ==============
LIABILITIES AND  STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,229   $      16,629
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,777           1,708
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,380           4,652
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        551              --
  Accrued warranty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,209           2,764
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,707           4,173
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,831           7,090
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        157           5,167
                                                                                                     ----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42,841          42,183

Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    134,789         133,963
Deferred Tax Liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,401               -
Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,305           1,366

Stockholders' Equity (Deficit):
  Common stock, $.01 par value (authorized 6,900,000 shares; issued
    6,633,652 shares; outstanding 626,948 shares) . . . . . . . . . . . . . . . . . . . . . . . . .         16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . . . . . . . . . . . . . . .          2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     97,881           5,821

  Accumulated other comprehensive loss (cumulative currency  translation    adjustment) . . . . . .        584         (10,124)
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,248            (991)
  Treasury stock, at cost, voting (6,006,704 shares). . . . . . . . . . . . . . . . . . . . . . . .    (41,550)        (41,550)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . . . . . . . . . . . . . . .         (9)             (9)
                                                                                                     ----------  --------------
      Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,172         (46,835)
                                                                                                     ----------  --------------
      Total liabilities and stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . .  $ 241,508   $     130,677
                                                                                                     ==========  ==============


ASSETS
---------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents
Accounts receivable (net of reserve for bad debts of $3,103 in 2005 and   $3,402 in
                                                                                                     24,656
Inventories (net of reserve for obsolescence of $2,820 in 2005 and $2,333 in 2004)
Prepaid expenses
Deferred tax current asset
Other

Total current assets


Property, Plant and Equipment (net of accumulated depreciation of $755 in 2005 and $53,258 in 2004)

Other Assets:
Goodwill
Other intangible assets (net of amortization of $963 in 2005 and $7,114 in   2004)
Deferred tax asset
Deferred financing costs
Other

Total other assets

Total assets

LIABILITIES AND  STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable
  Accrued interest
  Payroll and payroll related expenses
  Income taxes payable
  Accrued warranty
  Other accrued expenses
  Customer deposits
  Current maturities of long-term debt

      Total current liabilities

Long-Term Debt, less current maturities
Deferred Tax Liability
Minority Interest

Stockholders' Equity (Deficit):
  Common stock, $.01 par value (authorized 6,900,000 shares; issued
    6,633,652 shares; outstanding 626,948 shares)
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares)
  Paid-in capital

  Accumulated other comprehensive loss (cumulative currency  translation    adjustment)
  Retained earnings (deficit)
  Treasury stock, at cost, voting (6,006,704 shares)
  Treasury stock, at cost, nonvoting (859,316 shares)

      Total stockholders' equity (deficit)

      Total liabilities and stockholders' equity (deficit)


The accompanying notes to consolidated financial statements are an integral part of these statements.



                                            THE GSI GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)


                                                  SUCCESSOR          PREDECESSOR
                                                  ---------          -----------
                                                           RESTATED          RESTATED
        MAY 17, 2005 THROUGH JULY 1, 2005          APRIL 2, 2005 THROUGH MAY 16, 2005     THREE FISCAL MONTHS ENDED JULY 2,
                   2004     JANUARY 1, 2005 THROUGH MAY 16, 2005     SIX FISCAL MONTHS ENDED JULY 2, 2004


Sales                                                                                      $ 48,178   $ 41,961   $   79,623

Cost of sales                                                                                40,282     28,389       63,808
                                                                                           ---------  ---------  -----------

    Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,896     13,572       15,815

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . . . . . . .     6,885     15,575       11,048
Amortization expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       962          4          162
                                                                                           ---------  ---------  -----------
  Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,847     15,579       11,210
                                                                                           ---------  ---------  -----------

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49     (2,007)       4,605

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,975)    (1,657)      (3,438)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        87        178         (317)
                                                                                           ---------  ---------  -----------


Income (loss) from continuing operations before income tax expense and minority interest.    (1,839)    (3,486)         850

Minority interest in net income of subsidiary . . . . . . . . . . . . . . . . . . . . . .       (55)       (50)         (23)
Income tax expense (benefit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,142)       501          221
                                                                                           ---------  ---------  -----------

Income (loss) from continuing operations. . . . . . . . . . . . . . . . . . . . . . . . .     3,248     (4,037)         606


Gain from discontinued operations, net of income tax expense  taxes . . . . . . . . . . .        --         --           26
                                                                                           ---------  ---------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,248   $ (4,037)  $      632
                                                                                           =========  =========  ===========


Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . . . . . . . . . .  $   3.93   $  (4.88)  $     0.36
                                                                                           ---------  ---------  -----------

Weighted average common shares outstanding. . . . . . . . . . . . . . . . . . . . . . . .   826,948    826,948    1,775,000
                                                                                           =========  =========  ===========

COMPREHENSIVE INCOME
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,248   $ (4,037)  $      632
  Cumulative currency translation adjustment. . . . . . . . . . . . . . . . . . . . . . .       584      1,086       (1,244)
                                                                                           ---------  ---------  -----------
  Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,832   $ (2,951)  $     (612)
                                                                                           =========  =========  ===========


Sales                                                                                      $114,635   $  138,067

Cost of sales                                                                                83,733      108,578
                                                                                           ---------  -----------

    Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30,902       29,489

Selling, general and administrative expenses. . . . . . . . . . . . . . . . . . . . . . .    25,049       21,126
Amortization expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       166          324
                                                                                           ---------  -----------
  Total operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,215       21,450
                                                                                           ---------  -----------

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,687        8,039

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,238)      (6,513)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       707         (578)
                                                                                           ---------  -----------


Income (loss) from continuing operations before income tax expense and minority interest.     1,156          948

Minority interest in net income of subsidiary . . . . . . . . . . . . . . . . . . . . . .      (105)         (46)
Income tax expense (benefit). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,115          320
                                                                                           ---------  -----------

Income (loss) from continuing operations. . . . . . . . . . . . . . . . . . . . . . . . .       (64)         582


Gain from discontinued operations, net of income tax expense  taxes . . . . . . . . . . .        --          155
                                                                                           ---------  -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (64)  $      737
                                                                                           =========  ===========


Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . . . . . . . . . .  $  (0.08)  $     0.42
                                                                                           ---------  -----------

Weighted average common shares outstanding. . . . . . . . . . . . . . . . . . . . . . . .   826,948    1,775,000
                                                                                           =========  ===========

COMPREHENSIVE INCOME
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (64)  $      737
  Cumulative currency translation adjustment. . . . . . . . . . . . . . . . . . . . . . .       536       (1,642)
                                                                                           ---------  -----------
  Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    472   $     (905)
                                                                                           =========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     THE GSI GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                       SUCCESSOR    PREDECESSOR
                                                                      -----------  -------------
                                                                        MAY17,      JANUARY 1,      RESTATED
                                                                         2005          2005        SIX MONTHS
THROUGH                                                                 THROUGH        ENDED
JULY 1,                                                                 MAY 16,       JULY 2,
                                                                         2005          2005           2004
                                                                      -----------  -------------  ------------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $    3,248   $        (64)  $       737
  Adjustments to reconcile net income (loss) to cash provided
    By operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .       1,616          2,070         2,645
      Amortization of deferred financing costs and debt discount . .          94            572           481
      (Gain)loss on sale of property and equipment . . . . . . . . .         (23)           (84)          331
      Non-cash charges related to inventory fair value adjustment. .       2,644             --            --
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .      (5,642)           (69)         (257)
      Minority interest in net income of subsidiaries. . . . . . . .          55            105            46
      Minority interest compensation expense . . . . . . . . . . . .          --            779           312
      Stock-based compensation . . . . . . . . . . . . . . . . . . .          --          2,842         1,120
      Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (3,265)       (11,388)       (8,437)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       5,047         (6,968)       (3,637)
        Other current assets . . . . . . . . . . . . . . . . . . . .         669          5,159         2,126
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .      (1,788)         5,388         7,916
        Accrued expenses and payroll and payroll related expenses. .       4,100          3,130         2,206
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .        (810)        (1,449)       (2,335)
                                                                      -----------  -------------  ------------
          Net cash flows provided by operating activities. . . . . .       5,945             23         3,254
                                                                      -----------  -------------  ------------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .        (647)        (2,046)       (1,682)
  Proceeds from sale of property and equipment . . . . . . . . . . .          47            268           434
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8            (48)          (46)
                                                                      -----------  -------------  ------------
          Net cash flows used in investing activities. . . . . . . .        (592)        (1,826)       (1,294)
                                                                      -----------  -------------  ------------

Cash Flows From Financing Activities:
  Proceeds from stockholder loan . . . . . . . . . . . . . . . . . .          --             12         1,645
  Payments on stockholder loan . . . . . . . . . . . . . . . . . . .      (5,012)            --          (963)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . .     110,000             --         1,850
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . .    (100,000)           (90)           --
  Proceeds under line of credit agreement. . . . . . . . . . . . . .      29,530         10,369        (3,081)
  Payments under line of credit agreement. . . . . . . . . . . . . .     (49,786)            --            --
  Net proceeds of equity contributed . . . . . . . . . . . . . . . .      15,326             --            --
  Payment of deferred financing costs. . . . . . . . . . . . . . . .      (5,378)          (485)         (201)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (7,913)         (463)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         670             50        (1,215)
                                                                      -----------  -------------  ------------
          Net cash flows provided by (used in) financing activities.      (4,650)         1,943        (2,428)
                                                                      -----------  -------------  ------------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .         (33)            (7)          (59)

Increase (decrease) In Cash and Cash Equivalents . . . . . . . . . .  $      670   $        133   $      (527)
Cash and Cash Equivalents, beginning of period . . . . . . . . . . .       2,437          2,304         3,439
                                                                      -----------  -------------  ------------
Cash and Cash Equivalents, end of period . . . . . . . . . . . . . .  $    3,107   $      2,437   $     2,912
                                                                      ===========  =============  ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The condensed and restated consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited restated consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company's December 31, 2004 Form 10-K/A as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in the Company's 2004 Form 10-K/A.

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of July 1, 2005 and the results of operations and cash flows for the successor period of May 17 through July 1, 2005 and the predecessor periods of April 2 through May 16, 2005, three months ended July 2, 2004, January 1 through May 16, 2005 and six months ended July 2, 2004. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the successor period of May 17 through July 1, 2005 and the predecessor periods of April 2 through May 16, 2005, three months ended July 2, 2004, January 1 through May 16, 2005 and six months ended July 2, 2004 are not necessarily indicative of the operating results for the full year.

     The accompanying combined financial statements are presented under two different ("Predecessor" and "Successor") bases of accounting. The predecessor and successor financial statements are consolidated and include all of the accounts of GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

2.    ACQUISITION  AND  FINANCING  TRANSACTIONS  (THE  TRANSACTION)
The  Acquisition
     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. ("GSI Holdings"), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of that stock purchase ("the Acquisition") occurred. Upon the closing of that stock purchase, the Company became a direct, wholly owned subsidiary of GSI Holdings. The cash costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56,340,000, issuance of $110,000,000 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60,000,000 revolving credit facility.

     Immediately following the closing, the Company converted from a subchapter "S" corporation to a subchapter "C" corporation, which means that it became a taxable entity for federal and state income tax purposes. For the portion of the 2005 fiscal year preceding the closing date, the Company made tax distributions to its selling stockholders at the closing in an amount sufficient to allow them to pay income taxes relating to such period.

     The Acquisition of the Company has been accounted for in accordance with SFAS No. 141 "Business Combinations" and reflects the "push down" of GSI Holdings' basis into our financial statements. The purchase price is being allocated to the assets acquired and the liabilities assumed based on the estimates of respective fair values at the date of acquisition. The fair values are being determined by management estimates and by independent third party valuations.

     The following table summarizes the estimated fair value of the assets acquired and of the liabilities assumed at the date of the Acquisition. The Company is in the process of finalizing the third party valuations of the assets acquired and liabilities assumed; accordingly the preliminary allocation of the purchase price is likely to change.




Cash. . . . . . . . . . . . . . . . .  $  2.4
Accounts receivable, net. . . . . . .    36.0
Inventories, net. . . . . . . . . . .    60.9
Property, plant and equipment . . . .    33.4
Other intangible assets . . . . . . .    57.8
Goodwill. . . . . . . . . . . . . . .    40.0
Other assets. . . . . . . . . . . . .     2.8
                                       ------

Total assets acquired . . . . . . . .   233.3

Accounts payable and accrued expenses    38.0
Customer deposits . . . . . . . . . .     5.6
Long-term debt. . . . . . . . . . . .   150.0
Minority interest . . . . . . . . . .     2.2
Deferred income taxes . . . . . . . .     0.2
                                       ------

Total liabilities assumed . . . . . .   196.0
                                       ------

Purchase price. . . . . . . . . . . .  $ 37.3
                                       ======





ACQUISITION AND FINANCING                                MAY 17, 2005
-----------------------------------------------------

Cash paid upon acquisition. . . . . . . . . . . . . .  $        34,934
Repay old indebtedness. . . . . . . . . . . . . . . .          149,864
Bond repayment penalty. . . . . . . . . . . . . . . .            1,729
Repayment of interest . . . . . . . . . . . . . . . .            1,252
Estimate of acquisition expenses. . . . . . . . . . .            2,371
                                                       ----------------
Acquisition Consideration . . . . . . . . . . . . . .  $       190,150


Historical net book value of tangible assets acquired           86,678
                                                       ----------------
Excess purchase price to be allocated . . . . . . . .          103,472

Inventory step-up . . . . . . . . . . . . . . . . . .           (5,288)
Property, plant and equipment step-up . . . . . . . .             (561)
Other intangibles . . . . . . . . . . . . . . . . . .          (57,780)
Deferred tax liability. . . . . . . . . . . . . . . .              224
Goodwill. . . . . . . . . . . . . . . . . . . . . . .          (40,067)
                                                       ----------------

                                                       $             0
                                                       ================



     The aggregate amortization expense for the period May 17, 2005 through July 1, 2005 for the identified intangible assets was $1.0 million. The identified intangible assets are being amortized on a straight-line basis over their individual estimated useful lives.

     The carrying value of inventory was increased by approximately $5.3 million to reflect the inventory fair value at May 16, 2005. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reduce gross profit in future periods when this inventory is sold. The Company expects to sell most of that inventory by the end of September and sell all of that inventory by the end of the year. During the period May 17, 2005 through July 1, 2005, cost of goods sold included $2.6 million of this fair value adjustment.

     The carrying value of property, plant and equipment was increased by approximately $0.6 million to reflect the fair value at May 16, 2005. The effect of the fair value adjustment is to increase costs and expenses for additional depreciation in future periods over the useful lives of the assets.

     The following schedule explains the changes in Stockholder's Equity as a result of the purchase:


                                   Common   Common    Paid-in     Other     Retained    Treasury    Treasury
                                    Non-    Compre     Non-
                                   Voting   Voting    Capital    hensive    Earnings     Voting      Voting      Total
Predecessor as of
December 31,
2004 as restated. . . . . . . . .  $    16  $     2  $  5,821   $(10,124)  $    (991)  $ (41,550)  $      (9)  $(46,835)


Predecessor Income (loss)
Jan 1-May 16,
                                      2005      536       (64)       472

Change in Equity
due to Acquisition
on May 16, 2005 . . . . . . . . .   92,060    9,588     1,055    102,703

Successor Income. . . . . . . . .      584    3,248     3,832
                                   -------  -------  ---------


Successor Equity at July 1, 2005.  $    16  $     2  $ 97,881   $    584   $   3,248   $ (41,550)  $      (9)  $ 60,172
                                   =======  =======  =========  =========  ==========  ==========  ==========  =========




The  Financing  Transactions
     In connection with the closing of the Acquisition on May 16, 2005, the Company entered into the following financing transactions, each of which occurred prior to or concurrently with the closing of the Acquisition:

-     the  closing  of  the  issuance  of  the  Notes;
- the closing of our refinanced senior secured credit facility, consisting of a $60.0 million revolving credit facility. Approximately $29.5 million was drawn on the revolving credit facility on the closing date, with additional availability of approximately $22.5 million under the revolving credit facility on the closing date;
- the call for redemption of all of our existing 10 1/4% senior subordinated notes due 2007, the deposit of all amounts necessary to redeem those notes with the trustee, and the subsequent retirement of all of those notes upon completion of the redemption;
- the repayment in full of all amounts outstanding under our existing credit facility;
- the repayment in full of all amounts outstanding under loans made to us by our founder and selling majority stockholder; and
- the cash equity contribution to GSI Holdings by our equity sponsor, Charlesbank Equity Fund V, Limited Partnership (a small amount of which was made by nonaffiliated funds) of $56.3 million, of which approximately $43.8 million (less certain expenses and other amounts) was paid to our selling stockholders, and approximately $12.5 million was contributed to our common equity.

Pro  Forma  Information
     The unaudited, supplemental pro forma information reflects the Transaction as if it had occurred on January 1, 2004. Included in these pro forma adjustments are the consideration of the fair value of the property, plant and equipment; intangibles; fair value assigned to inventory; amortization of the deferred financing fees and the interest expense related to the new debt.



                             Three months ended July 1, 2005    Three months ended July 2, 2004    Six months ended July 1, 2005
Pro Forma Net Sales . . . .  $                         90,139  $                         79,623   $                      162,813

Pro Forma Net Income (Loss)  $                            832  $                           (368)  $                       (1,625)

Earnings (loss) per share .  $                           1.01  $                          (0.21)  $                        (1.97)


                              Six months ended July 2, 2004
Pro Forma Net Sales . . . .  $                      138,067

Pro Forma Net Income (Loss)  $                       (1,158)

Earnings (loss) per share .  $                        (0.65)




3.     RESTATEMENTS

First  Restatement

     During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported net income by $534,000 in the second quarter of 2004 and $894,000 for the first six months of 2004.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income by $709,000 in the second quarter of 2004 and $1,157,000 for the first six months of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income by $187,000 in the second quarter of 2004 and $312,000 for the first six months of 2004.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported net income by $10,000 in the second quarter of 2004 and $16,000 for the first six months of 2004.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported net income by $82,000 in the second quarter of 2004 and $137,000 for the first six months of 2004.

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

The Company made adjustments in the first fiscal quarter of 2005 and the first and second fiscal quarters of 2004 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $243,000 in the first six months of 2005 and $140,000 and $280,000 in the second fiscal quarter and first six months of 2004, respectively.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $164,000 in the second fiscal quarter of 2004 and $327,000 in the first six months of 2004. The Company reclassified warranty and research and development costs out of cost of sales and into operating expenses for 2005 and 2004, which had no effect on net income.

     The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced net income by $998,000 in the first six months of 2005 and increased net income by $547,000 and $1,094,000 in the second fiscal quarter and first six months of 2004, respectively.

     The combined effect of these changes reduced net income by $1,241,000 in the first six months of 2005 and increased net income by $570,000 and $1,140,000 in the second fiscal quarter and first six months of 2004, respectively.

     The impact of the above noted adjustments on the Company's financial statements for the first six months of 2005 and 2004 and for the second fiscal quarter of 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

          FIRST     AS     SECOND     AS

                                      AS PREVIOUSLY REPORTED   RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST SIX MONTHS OF 2005

Consolidated Balance Sheet:
     Inventory . . . . . . . . . . .  $                58,608  $     58,608  $  (5,389)  $     53,219
     Retained earnings . . . . . . .                    8,637         8,637     (5,389)         3,248

Consolidated Statement of Income:
     Cost of sales . . . . . . . . .                  124,283       124,283       (268)       124,015
     Warranty and R&D expenses . . .                       --            --      1,508          1,508
     Operating income. . . . . . . .                    6,976         6,976     (1,240)         5,736
     Net income (loss) . . . . . . .                      451           451     (1,240)          (789)
     Basic and diluted income (loss)
     per share . . . . . . . . . . .  $                  0.55  $       0.55  $   (1.50)  $      (0.95)


          FIRST     AS     SECOND     AS

                                         AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST SIX MONTHS OF 2004

Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . .  $                55,986   $     55,986   $  (2,466)  $     53,520
     Retained earnings . . . . . . . .                   12,437         12,437      (2,466)         9,971

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . .                  113,339           (884)    112,455         (3,877)    108,578
     Selling, general and
     administrative expenses . . . . .                   17,053          1,336      18,389             --      18,389
     Warranty and R&D expenses . . . .                       --             --          --          2,737       2,737
     Operating income. . . . . . . . .                    7,773           (874)      6,899          1,140       8,039
     Other, net. . . . . . . . . . . .                     (509)          (189)       (698)
     Net income (loss) . . . . . . . .                      406           (809)       (403)         1,140         737
     Basic and diluted loss per share.  $                  0.23   $      (0.46)  $   (0.23)  $       0.65   $    0.42




          FIRST     AS     SECOND     AS

                                         AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
SECOND FISCAL QUARTER OF  2004

Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . .  $                55,986   $     55,986   $  (2,466)  $     53,520
     Retained earnings . . . . . . . .                   12,437         12,437      (2,466)         9,971

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . .                   66,235           (493)     65,742         (1,934)     63,808
     Selling, general and
     administrative expenses . . . . .                    8,892            792       9,684
     Warranty and R&D expenses . . . .                       --             --          --          1,364       1,364
     Operating income. . . . . . . . .                    4,566           (531)      4,035            570       4,605
     Other, net. . . . . . . . . . . .                     (330)          (279)       (609)
     Net income (loss) . . . . . . . .                      565           (503)         62            570         632
     Basic and diluted loss per share.  $                  0.32   $      (0.29)  $    0.03   $       0.33   $    0.36


4.     DETAIL  OF  CERTAIN  ASSETS

                              SUCCESSOR          PREDECESSOR

                    (UNAUDITED)   (RESTATED)
                      JULY 1,      DEC. 31,
                        2005         2004
                    ------------  -----------
(IN THOUSANDS)
Inventories
  Raw materials. .  $     19,563  $    21,396
  Work-in-process.         9,517        8,049
  Finished goods .        24,139       19,208
                    ------------  -----------
       Total . . .  $     53,219  $    48,653
                    ============  ===========



     Inventory at July 1, 2005 contains $2,645 of the fair value step-up recorded at the date the Company was purchased by GSI Holdings.

5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.2 million, , $6.0 million and $6.1 million in interest during the successor period of May 17 through July 1, 2005 and the predecessor periods of January 1 through May 16, 2005 and six months ended July 2, 2004, respectively. The Company paid $0.0 million, $0.2 million and $0.0 million in income taxes during the successor period of May 17 through July 1, 2005 and the predecessor periods of January 1 through May 16, 2005 and six months ended July 2, 2004, respectively.

6.     DEBT

REVOLVING  CREDIT  FACILITY

     On May 16, 2005, concurrently with the issuance of $110,000,000 of 12% Senior Notes due 2013 and the closing of the acquisition of The GSI Group, Inc. (the "Company") by GSI Holdings Corp. ("GSI Holdings"), an affiliate of Charlesbank Equity Fund V, Limited Partnership, the Company refinanced its existing credit facility with a five-year asset-backed revolving credit facility provided by lenders led by Wachovia Capital Finance Corporation (Central) ("Wachovia"), as the agent. The maximum amount of revolving credit available under the Company's refinanced credit facility (the "Credit Facility") is $60.0 million and the Company has the option to increase the facility in increments of $5.0 million up to a maximum of $75.0 million (subject to compliance with the covenants in the indenture). Up to $15 million of the facility is available for issuances of letters of credit.

     The Credit Facility provides floating rate revolving loans bearing interest at a rate equal to 0.0% to 0.5% over Wachovia's prime rate or 1.50% to 2.00% over LIBOR, in each case based on the excess availability under the borrowing base from time to time.

     The Company's obligations under its Credit Facility are secured by a first priority lien on, and pledge of, substantially all of its and any subsidiary guarantors' current and future assets. In addition, GSI Holdings pledged all of its shares of the Company's common stock, as well as any rights that it may have under the stock purchase agreement with the Company's selling stockholders, as additional collateral security.

     The Credit Facility contains certain covenants that are substantially similar to, but generally no more restrictive than, the covenants under the Company's existing credit facility. The Company's ability to make borrowings under the Credit Facility is subject to customary representations, warranties and covenants. The Credit Facility also contains various customary events of default.

SENIOR  NOTES  DUE  2013

     On May 16, 2005, concurrently with the refinancing of its existing revolving credit facility with Wachovia Capital Finance Corporation and the closing of the acquisition of The GSI Group, Inc. (the "Company") by GSI Holdings Corp. ("GSI Holdings"), an affiliate of Charlesbank Equity Fund V, Limited Partnership, the Company issued and sold $110,000,000 aggregate principal amount of Senior Notes due 2013 (the "Notes"). Payment on the Notes is guaranteed on an unsecured basis by GSI Holdings and by all of the Company's domestic material subsidiaries. None of the Company's domestic subsidiaries are currently material subsidiaries. The Notes were issued under an Indenture among the Company, the Guarantors and U.S. Bank National Association, as trustee (the "Indenture").

     The Notes have a fixed annual interest rate of 12%, which will be paid semiannually in arrears on May 15 and November 15, commencing on November 15, 2005.

     Prior to May 15, 2008, the Company may redeem up to 35% of the Notes at a redemption price of 112.000% of the principal amount, plus accrued and unpaid interest from the proceeds of certain equity offerings; provided that: (i) at least 65% of the aggregate principal amount of Notes originally issued under the Indenture (excluding Notes held by the Company and its subsidiaries) remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering. Except pursuant to the preceding sentence, the Notes will not be redeemable at the Company's option prior to May 15, 2009.

     On or after May 15, 2009, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15 of the years indicated below, subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date: 2009 at a redemption price of 106.000%; 2010 at a redemption price of 103.000%; and 2011 and thereafter at a redemption price of 100.000%.

     Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased to the date of purchase, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date.

     Also on May 16, 2005, the Company issued a call for redemption for all $100 million principal amount of its existing 10-1/4% senior subordinated notes due 2007 at a price of 101.729% plus accrued interest from May 1, 2005 to the date of redemption. These notes were redeemed on June 15, 2005.

7.     INCOME  TAXES

     Upon conversion from a subchapter "S" corporation to a subchapter "C" corporation, the Company recorded a net deferred tax asset of $4,560 on May 17, 2005. The following table represents the successor and predecessor income taxes for the first six months of 2005 and the first six months of 2004.

                                                 SUCCESSOR          PREDECESSOR

                                      May 17,2005 - July 1,2005    Jan 1,2005 - May16,2005    Six months as of July 2,2004
                                     ---------------------------  -------------------------  ------------------------------
                                            Income/(Loss)                Income Tax                  Income/(Loss)
                                               Before                     Expense/                       Before
                                            Income Taxes                  (Benefit)                   Income Taxes
U.S.. . . . . . . . . . . . . . . .  $                   (2,811)  $                   (689)  $                        (564)
Brazil. . . . . . . . . . . . . . .                         493                        143                           1,051
Malaysia. . . . . . . . . . . . . .                         132                          1                            (317)
Mexico. . . . . . . . . . . . . . .                         218                         --                             432
China . . . . . . . . . . . . . . .                          19                         --                             242
Poland. . . . . . . . . . . . . . .                         (12)                        --                              (2)
South Africa. . . . . . . . . . . .                          67                        (37)                            209
                                     ---------------------------  -------------------------  ------------------------------

Total . . . . . . . . . . . . . . .  $                   (1,894)  $                   (582)  $                       1,051
                                     ===========================  =========================  ==============================


Current income taxes. . . . . . . .  $                      500   $                  1,184   $                         577
Deferred income taxes . . . . . . .                      (5,642)                       (69)                           (257)
                                     ---------------------------  -------------------------  ------------------------------

Total . . . . . . . . . . . . . . .  $                   (5,142)  $                  1,115   $                         320
                                     ===========================  =========================  ==============================


  Successor . . . . . . . . . . . .  Predecessor
  May 17,2005 - July 1,2005 . . . .  Jan 1,2005 - May16,2005      As of July 2,2004

Income taxes at U.S.
              statutory rate. . . .  $                     (663)  $                    368   $                         316
Effect of conversion to a
"C: corporation . . . . . . . . . .                      (4,560)                        --                              --
State income taxes. . . . . . . . .                        (138)                        77                              66

Foreign rate differential and other                         219                        670                             (62)
                                     ---------------------------  -------------------------  ------------------------------

Total . . . . . . . . . . . . . . .  $                   (5,142)  $                  1,115   $                         320
                                     ===========================  =========================  ==============================




                                      Income Tax   Income/(Loss)    Income Tax
                                       Expense/        Before        Expense/
                                      (Benefit)     Income Taxes    (Benefit)
U.S.. . . . . . . . . . . . . . . .  $       495   $      (1,531)  $      (175)
Brazil. . . . . . . . . . . . . . .          336           1,617           423
Malaysia. . . . . . . . . . . . . .          (10)            606            57
Mexico. . . . . . . . . . . . . . .          256             171            15
China . . . . . . . . . . . . . . .           --             (42)           --
Poland. . . . . . . . . . . . . . .           --            (429)           --
South Africa. . . . . . . . . . . .           38             510            --
                                     ------------  --------------  ------------

Total . . . . . . . . . . . . . . .  $     1,115   $         902   $       320
                                     ============  ==============  ============


Current income taxes
Deferred income taxes


Total



  Successor
  May 17,2005 - July 1,2005

Income taxes at U.S.
              statutory rate
Effect of conversion to a
"C: corporation
State income taxes

Foreign rate differential and other


Total



     The following table represents the successor and predecessor income taxes for the second quarter of 2005 and the second quarter of 2004.

                                               SUCCESSOR          PREDECESSOR
                                                        Three months ended as of July 2,

  May 17, 2005 - July 1, 2005          April 2, 2005 - May16, 2005          2004
------------------------------------  -----------------------------  -------------------
Income/(Loss)                                  Income Tax               Income/(Loss)      Income Tax   Income/(Loss)
Before                                          Expense/                   Before           Expense/        Before
Income Taxes                                    (Benefit)               Income Taxes       (Benefit)     Income Taxes
U.S. . . . . . . . . . . . . . . . .  $                     (2,811)  $             (689)  $    (3,953)  $         255
Brazil . . . . . . . . . . . . . . .                           493                  143           220              55
Malaysia . . . . . . . . . . . . . .                           132                    1          (196)            (30)
Mexico . . . . . . . . . . . . . . .                           218                   --           310             183
China. . . . . . . . . . . . . . . .                            19                   --           240              --
Poland . . . . . . . . . . . . . . .                           (12)                  --            29              --
South Africa . . . . . . . . . . . .                            67                  (37)         (186)             38
                                      -----------------------------  -------------------  ------------  --------------

Total. . . . . . . . . . . . . . . .  $                     (1,894)  $             (582)  $    (3,536)  $         501
                                      =============================  ===================  ============  ==============


Current income taxes . . . . . . . .  $                        500   $              625   $       155
Deferred income taxes. . . . . . . .                        (5,642)                (124)           66
                                      -----------------------------  -------------------  ------------

Total. . . . . . . . . . . . . . . .  $                     (5,142)  $              501   $       221
                                      =============================  ===================  ============


  Successor. . . . . . . . . . . . .  Predecessor
  May 17,2005 - July 1,2005. . . . .  Jan 1,2005 - May16,2005        As of July 2,2004

Income taxes at U.S.
              statutory rate . . . .  $                       (663)  $           (1,238)  $       289
Effect of conversion to a
"C" corporation. . . . . . . . . . .                        (4,560)                  --            --
State income taxes . . . . . . . . .                          (138)                (258)           60

Foreign rate differential and other.                           219                1,997          (129)
                                      -----------------------------  -------------------  ------------

Total. . . . . . . . . . . . . . . .  $                     (5,142)  $              501   $       221
                                      =============================  ===================  ============


  May 17, 2005 - July 1, 2005
------------------------------------
Income/(Loss)                          Income Tax
Before                                  Expense/
Income Taxes                           (Benefit)
U.S. . . . . . . . . . . . . . . . .  $      (234)  $ (4)
Brazil . . . . . . . . . . . . . . .          524    188
Malaysia . . . . . . . . . . . . . .          316     26
Mexico . . . . . . . . . . . . . . .           50     11
China. . . . . . . . . . . . . . . .            2     --
Poland . . . . . . . . . . . . . . .         (238)    --
South Africa . . . . . . . . . . . .          407     --
                                      ------------  -----

Total. . . . . . . . . . . . . . . .  $       827   $221
                                      ============  =====


Current income taxes
Deferred income taxes


Total



  Successor
  May 17,2005 - July 1,2005

Income taxes at U.S.
              statutory rate
Effect of conversion to a
"C" corporation
State income taxes

Foreign rate differential and other


Total






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

9.     BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first six months of 2005 and 2004, based on the aggregation of historical and successor accounting, are as shown in the table below (in thousands).


                         (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)     (RESTATED)
                          SUCCESSOR     PREDECESSOR
                                       -------------
                            THREE
                          MAY 17, -     APRIL 2, -        MONTHS        JAN. 1, -      SIX  MONTHS
                           JULY 1,        MAY 16,      ENDED JULY 2,     MAY 16,      ENDED JULY 2,
                             2005          2005            2004            2005           2004
                         ------------  -------------  ---------------  ------------  ---------------
Grain product line. . .  $     29,027  $      24,320  $       54,411   $     67,234  $       86,875
Swine product line. . .         9,411          7,929          11,500         20,789          21,424
Poultry product line. .         9,740          9,712          13,944         26,612          30,190
Discontinued operations            --             --            (232)            --            (422)
                         ------------  -------------  ---------------  ------------  ---------------
     Sales. . . . . . .  $     48,178  $      41,961  $       79,623   $    114,635  $      138,067
                         ============  =============  ===============  ============  ===============


     For the first six months of 2005 and 2004, sales in Brazil were $17.0 million and $13.8 million, respectively. Long-lived assets in Brazil were $5.4 million at July 1, 2005.

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

     The Company's international sales have historically comprised a significant portion of our total sales. In the first six months of 2005 and 2004, the Company's international sales accounted for 26% and 27% of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

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

ITEMS  AFFECTING  COMPARABILITY

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, our financial statements shown in Item 1 of this 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to July 1, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the 3 months and six months ended July 1, 2005, and our review of the business and operations during such periods as compared to the same periods of 2004.

     As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The financial statements for the 3 months and six months ended July 1, 2005 include the following expenses related to purchase accounting: cost of goods sold includes $2.6 million non-cash purchase accounting charges related to inventory fair value adjustments. Approximately $1.8 million of inventory fair value adjustments will be charged to cost of sales in the third quarter of 2005.

     We believe the discussion and analysis of The GSI Group, Inc.'s financial condition and combined results of operations set forth below are not indicative nor should they be relied upon as an indicator of our future performance. Senior management appointed by the board of directors of the purchaser in the Acquisition is relatively new to the Company, and is still engaged in an ongoing analysis of trends and operating indicators as they relate to future performance. Please refer to the footnotes to the Financial Statements included in Item 1 of this report, including "Summary of Significant Accounting Policies-Basis of Statement Presentation" for important additional information concerning the basis of presentation of financial information included in this report.

RESTATEMENTS

First  Restatement

     During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported net income by $534,000 in the second quarter of 2004 and $894,000 for the first six months of 2004.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income by $709,000 in the second quarter of 2004 and $1,157,000 for the first six months of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income by $187,000 in the second quarter of 2004 and $312,000 for the first six months of 2004.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported net income by $10,000 in the second quarter of 2004 and $16,000 for the first six months of 2004.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported net income by $82,000 in the second quarter of 2004 and $137,000 for the first six months of 2004.

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

The Company made adjustments in the first fiscal quarter of 2005 and the first and second fiscal quarters of 2004 to correct its allowance for obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $243,000 in the first six months of 2005 and $140,000 and $280,000 in the second fiscal quarter and first six months of 2004, respectively.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $164,000 in the second fiscal quarter of 2004 and $327,000 in the first six months of 2004. The Company reclassified warranty and research and development costs out of cost of sales and into operating expenses for 2005 and 2004, which had no effect on net income.

     The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced net income by $998,000 in the first six months of 2005 and increased net income by $547,000 and $1,094,000 in the second fiscal quarter and first six months of 2004, respectively.

     The combined effect of these changes reduced net income by $1,241,000 in the first six months of 2005 and increased net income by $570,000 and $1,140,000 in the second fiscal quarter and first six months of 2004, respectively.

     The impact of the above noted adjustments on the Company's financial statements for the first fiscal quarter of 2005 and 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.


          FIRST     AS     SECOND     AS

                                     AS PREVIOUSLY REPORTED   RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST SIX MONTHS OF 2005
Consolidated Balance Sheet:
     Inventory. . . . . . . . . . .  $                58,608  $     58,608  $  (5,389)  $     53,219
     Retained earnings. . . . . . .                    8,637         8,637     (5,389)         3,248

Consolidated Statement of Income:
     Cost of sales. . . . . . . . .                  124,283       124,283       (268)       124,015
     Warranty and R&D expenses. . .                       --            --      1,508          1,508
     Operating income . . . . . . .                    6,976         6,976     (1,240)         5,736
     Net income (loss). . . . . . .                      451           451     (1,240)          (789)
     Basic and diluted income(loss)
     per share. . . . . . . . . . .  $                  0.55  $       0.55  $   (1.50)        ($0.95)




          FIRST     AS     SECOND     AS

                                                     AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST SIX MONTHS OF 2004
Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . . . . . . . .  $                55,986   $     55,986   $  (2,466)  $     53,520
     Retained earnings . . . . . . . . . . . . . .                   12,437         12,437      (2,466)         9,971

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . . . . . . . .                  113,339           (884)    112,455         (3,877)  $ 108,578
     Selling, general and administrative expenses.                   17,053          1,336      18,389             --      18,389
     Warranty and R&D expenses . . . . . . . . . .                       --             --          --          2,737       2,737
     Operating income. . . . . . . . . . . . . . .                    7,773           (874)      6,899          1,140       8,039
     Other, net. . . . . . . . . . . . . . . . . .                     (509)          (189)       (698)
     Net income (loss) . . . . . . . . . . . . . .                      406           (809)       (403)         1,140         737
     Basic and diluted loss per share. . . . . . .  $                  0.23         ($0.46)     ($0.23)  $       0.65   $    0.42



          FIRST     AS     SECOND     AS

                                                     AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
SECOND FISCAL QUARTER OF  2004
Consolidated Balance Sheet:
     Inventory . . . . . . . . . . . . . . . . . .  $                55,986   $     55,986   $  (2,466)  $     53,520
     Retained earnings . . . . . . . . . . . . . .                   12,437         12,437      (2,466)         9,971

Consolidated Statement of Income:
     Cost of sales . . . . . . . . . . . . . . . .                   66,235           (493)     65,742         (1,934)  $  63,808
     Selling, general and administrative expenses.                    8,892            792       9,684
     Warranty and R&D expenses . . . . . . . . . .                       --             --          --          1,364       1,364
     Operating income. . . . . . . . . . . . . . .                    4,566           (531)      4,035            570       4,605
     Other, net. . . . . . . . . . . . . . . . . .                     (330)          (279)       (609)
     Net income (loss) . . . . . . . . . . . . . .                      565           (503)         62            570         632
     Basic and diluted loss per share. . . . . . .  $                  0.32         ($0.29)  $    0.03   $       0.33   $     .36

HISTORICAL  PERFORMANCE

     Our financial statements shown in Item 1 of this 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to July 1, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the 3 months and six months ended July 1, 2005, and our review of the business and operations during such periods as compared to the same periods of 2004.

RESULTS  OF  OPERATIONS  (AFTER  SECOND  RESTATEMENT)

     The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


                                                                 THREE MONTHS ENDED,    SIX MONTHS ENDED
                                                                ---------------------  ------------------
                                                                      RESTATED              RESTATED
                                                                    JULY 1, 2005         JULY 2,  2004      JULY 1, 2005
                                                                     (UNAUDITED)          (UNAUDITED)       (UNAUDITED)
                                                                ---------------------  ------------------  --------------
                                                                AMOUNT                                  %  AMOUNT
                                                                ---------------------  ------------------  --------------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             90,139               100.0   $      79,623

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .                68,671                76.2          63,808
                                                                ---------------------                      --------------

   Gross profit. . . . . . . . . . . . . . . . . . . . . . . .                21,468                23.8          15,815


Selling, general and administrative expenses . . . . . . . . .                21,599                24.0           9,684
Amortization expense . . . . . . . . . . . . . . . . . . . . .                   966                 1.1             162
Warranty expense . . . . . . . . . . . . . . . . . . . . . . .                    21                 0.0             483
R&D expense. . . . . . . . . . . . . . . . . . . . . . . . . .                   840                 0.9             881
                                                                ---------------------                      --------------
 Total operating expenses. . . . . . . . . . . . . . . . . . .                23,426                26.0          11,210

Operating income (loss). . . . . . . . . . . . . . . . . . . .                (1,958)               (2.2)          4,605

Other income (expense):
 Interest expense. . . . . . . . . . . . . . . . . . . . . . .                (3,632)               (4.0)         (3,438)
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .                   265                 0.3            (317)
                                                                ---------------------                      --------------


Income (loss) before income tax expense and minority interest.                (5,325)               (5.9)            850


Minority interest in net income of subsidiary. . . . . . . . .                  (105)               (0.1)            (23)
Income tax provision(benefit). . . . . . . . . . . . . . . . .                (4,641)               (5.1)            221
                                                                ---------------------                      --------------


Income (loss) before discontinued operations . . . . . . . . .                  (789)               (0.9)            606


Gain (loss) from discontinued operations, net of income taxes.                    --                 0.0              26
                                                                ---------------------                      --------------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $               (789)               (0.9)  $         632
                                                                =====================                      ==============



Basic and diluted earnings (loss) per share. . . . . . . . . .  $              (0.95)  $            0.36   $        3.85


Weighted average common shares outstanding . . . . . . . . . .               826,948           1,775,000         826,948




                                                                 JULY 2,  2004
                                                                  (UNAUDITED)
                                                                ---------------
                                                                              %  AMOUNT          %  AMOUNT          %
                                                                ---------------  ---------  ------  ---------  ------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100.0   $162,813   100.0   $138,067   100.0

Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .            80.1    124,015    76.2    108,578    78.6
                                                                                 ---------          ---------

   Gross profit. . . . . . . . . . . . . . . . . . . . . . . .            19.9     38,798    23.8     29,489    21.4


Selling, general and administrative expenses . . . . . . . . .            12.2     30,426    18.7     18,389    13.3
Amortization expense . . . . . . . . . . . . . . . . . . . . .             0.2      1,128     0.7        324     0.2
Warranty expense . . . . . . . . . . . . . . . . . . . . . . .             0.6       (177)   (0.1)       979     0.7
R&D expense. . . . . . . . . . . . . . . . . . . . . . . . . .             1.1      1,685     1.0      1,758     1.3
                                                                                 ---------          ---------
 Total operating expenses. . . . . . . . . . . . . . . . . . .            14.1     33,062    20.3     21,450    15.5

Operating income (loss). . . . . . . . . . . . . . . . . . . .             5.8      5,736     3.5      8,039     5.8

Other income (expense):
 Interest expense. . . . . . . . . . . . . . . . . . . . . . .            (4.3)    (7,213)   (4.4)    (6,513)   (4.7)
 Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .            (0.4)       794     0.5       (578)   (0.4)
                                                                                 ---------          ---------


Income (loss) before income tax expense and minority interest.             1.1       (683)   (0.4)       948     0.7


Minority interest in net income of subsidiary. . . . . . . . .             0.0       (160)   (0.1)       (46)    0.0
Income tax provision(benefit). . . . . . . . . . . . . . . . .             0.3     (4,027)   (2.5)       320     0.2
                                                                                 ---------          ---------


Income (loss) before discontinued operations . . . . . . . . .             0.8      3,184     2.0        582     0.5


Gain (loss) from discontinued operations, net of income taxes.             0.0         --     0.0        155     0.1
                                                                                 ---------          ---------

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .             0.8   $  3,184     2.0   $    737     0.5
                                                                                 =========          =========



Basic and diluted earnings (loss) per share. . . . . . . . . .  $         0.42


Weighted average common shares outstanding . . . . . . . . . .       1,775,000



Three  Months  Ended  July  1,  2005 Compared to Three Months Ended July 2, 2004

     Sales increased 13.2% or $10.5 million to $90.1 million in the second quarter of 2005 compared to $79.6 million in the second quarter of 2004. Grain equipment dollar sales decreased by 0.2% during the second quarter of 2005 as compared to the second quarter 2004 driven by lower volume offset by higher pricing. Swine equipment sales increased 50.8% to $17.3 million in the second quarter of 2005 compared to $11.5 million in the second quarter of 2004 due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 39.5% to $19.5 million in the second quarter of 2005 compared to $13.9 million in the second quarter of 2004 primarily due to increased volume in Brazil and South Africa.

     Cost of goods sold increased 7.6% or $4.9 million to $68.7 million or 76.2% of sales in the second quarter of 2005 compared to $63.8 million or 80.1% of sales in the second quarter of 2004. This increase is due in part to the amortization of the inventory step up of fair value of $2.6 million. The improvement in margins is due to increased pricing and better product mix offset by higher material costs.

     Gross profit increased to $21.5 million in the second quarter of 2005 or 23.8% of sales from $15.8 million or 19.9% of sales in the same period of 2004. This increase was primarily due to the reasons cited above.

     Operating expenses increased 109.0% or $12.2 million to $23.4 million in the second quarter of 2005 from $11.2 million in the same period of 2004. The table below outlines the significant increases in operating expenses



                                        AMOUNT OF
                                        INCREASE

Selling expenses . . . . . . . . . . .  $      911
Non-cash compensation expense. . . . .       4,294
Minority interest compensation expense         585
Seller transaction expenses. . . . . .       3,966
Bad debt expense for YCII. . . . . . .         627
Amortization . . . . . . . . . . . . .  $      804




     The increase in selling expenses related to the increased revenue. The non-cash compensation expense relates to the dividends paid to non-voting stockholders and the change in the market value of the non-voting shares for the stock that was sold to members of management and is treated as a variable stock award. According to APB Opinion 25, this increase in market value must be recorded as compensation expense. The minority interest compensation expense is the market value of the portion of Brazil that is owned by a member of management. The seller transaction expenses relate to the sale of the Company on May 16, 2005 to GSI Holdings. All of the expenses so recorded related only to the predecessor period ending May 16, 2005.

     Operating income decreased to a loss of $2.0 million in the second quarter of 2005 from income of $4.6 million in the second quarter of 2004. Operating income margins decreased to (2.2)% of sales in 2005 from 5.8% in 2004.

     Interest expense increased $0.2 million in the second quarter of 2005 as compared to the second quarter of 2004 due to higher borrowing costs.

     Upon conversion from a subchapter "S" corporation to a subchapter "C" corporation the Company recorded a net deferred tax asset of $4.6 million. The conversion of tax status significantly impacted net income for the second quarter of 2005

     Net income decreased by $1.4 million to a loss of $0.8 million for the second quarter of 2005 from income of $0.6 million in the same period of 2004.

Six  Months  Ended  July  1,  2005  Compared  to  Six  Months Ended July 2, 2004

     Sales increased 17.9% or $24.7 million to $162.8 million in the first six months of 2005 compared to $138.1 million in the first six months of 2004. Grain sales increased 10.8% in the first six months of 2005 to $96.3 million primarily as a result of pricing increases in grain storage products and market share penetration of new products such as grain transportation equipment offset by lower volumes in grain storage. Strong sales of grain equipment in our Brazilian subsidiary also contributed to the increase. Swine equipment sales increased 41% due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 39.5% primarily due to increased volume in Brazil and South Africa.

     Cost of goods sold increased 14.2% or $15.4 million to $124.0 million or 76.2% of sales in the first six months of 2005 compared to $108.6 million or 78.6% of sales in the first six months of 2004. This increase is due in part to the amortization of the inventory step up of fair value of $2.6 million. The improvement in margins is due to increased pricing and better product mix offset by higher material costs.

     Gross profit increased to $38.8 million in the first six months of 2005 or 23.8% of sales from $29.5 million or 21.4% of sales in the same period of 2004. This increase was primarily due to the reasons cited above

     Operating expenses increased 54.1% or $11.6 million to $33.1 million in the first six months of 2005 from $21.5 million in the same period of 2004. The table below outlines the significant increases in operating expenses.



                                        AMOUNT OF
                                        INCREASE

Selling expenses . . . . . . . . . . .  $    1,181
Non-cash compensation expense. . . . .       4,756
Minority interest compensation expense         690
Seller transaction expenses. . . . . .       3,966
Bad debt reserve for YCII. . . . . . .         627
Amortization . . . . . . . . . . . . .  $      804



     The increase in selling expenses related to the increased revenue. The non-cash compensation expense relates to the dividends paid to non-voting stockholders and the change in the market value of the non-voting shares for the stock that was sold to members of management and is treated as a variable stock award. According to APB Opinion 25, this increase in market value must be recorded as compensation expense. The minority interest compensation expense is the market value of the portion of Brazil that is owned by a member of management. The seller transaction expenses relate to the sale of the Company on May 16, 2005 to GSI Holdings. All of the expenses so recorded related only to the predecessor period ending May 16, 2005.

     Operating income decreased to $5.7 million in the first six months of 2005 from $8.0 million in the first six months of 2004. Operating income margins decreased to 3.5% of sales in 2005 from 5.8% in 2004.

     Interest expense increased $0.7 million in the first six months of 2005 as compared to the first six months of 2004 due to higher borrowing costs.

     Upon conversion from a subchapter "S" corporation to a subchapter "C" corporation the Company recorded a net deferred tax asset of $4.6 million. The conversion of tax status significantly impacted net income for the first six months of 2005

     Net income increased by $2.5 million to $3.2 million for the first six months of 2005 from $ 0.7 million in the same period of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of July 1, 2005, the Company had $62.8 million of working capital, an increase of $22.5 million from working capital as of December 31, 2004. The increase in working capital was primarily due to increases in accounts receivable, inventory and deferred taxes of $27.4 million, partially offset by decreases in prepaids and other current assets of $5.1 million.

     Operating activities provided $6.0 million and $3.2 million in cash flow in the first six months of 2005 and 2004, respectively. This $2.8 million increase in cash flow was primarily the result of increase in net income, depreciation and amortization, non-cash charges related to inventory fair value, stock based compensation, minority interest compensation, accrued expenses, inventory and other current assets of $18.8 million, partially offset by decreases in deferred taxes, accounts receivable and accounts payable of $16.0 million compared to the first six months of 2004.

     Investing activities used $2.4 million and $1.3 million in cash flow in the first six months of 2005 and 2004, respectively. The cash was used primarily for the purchase of property, plant and equipment.

     Financing activities used $2.7 million and $2.4 million in cash flow in the first six months of 2005 and 2004, respectively. The cash was used primarily to pay down debt.

     The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

REVOLVING  CREDIT  FACILITY

     On May 16, 2005, concurrently with the issuance of $110,000,000 of 12% Senior Notes due 2013 and the closing of the acquisition of The GSI Group, Inc. (the "Company") by GSI Holdings Corp. ("GSI Holdings"), an affiliate of Charlesbank Equity Fund V, Limited Partnership, the Company refinanced its existing credit facility with a five-year asset-backed revolving credit facility provided by lenders led by Wachovia Capital Finance Corporation (Central) ("Wachovia"), as the agent. The maximum amount of revolving credit available under the Company's refinanced credit facility (the "Credit Facility") is $60.0 million and the Company has the option to increase the facility in increments of $5.0 million up to a maximum of $75.0 million (subject to compliance with the covenants in the indenture). Up to $15 million of the facility is available for issuances of letters of credit.

     The Credit Facility provides floating rate revolving loans bearing interest at a rate equal to 0.0% to 0.5% over Wachovia's prime rate or 1.50% to 2.00% over LIBOR, in each case based on the excess availability under the borrowing base from time to time.

     The Company's obligations under its Credit Facility are secured by a first priority lien on, and pledge of, substantially all of its and any subsidiary guarantors' current and future assets. In addition, GSI Holdings pledged all of its shares of the Company's common stock, as well as any rights that it may have under the stock purchase agreement with the Company's selling stockholders, as additional collateral security.

     The Credit Facility contains certain covenants that are substantially similar to, but generally no more restrictive than, the covenants under the Company's existing credit facility. The Company's ability to make borrowings under the Credit Facility is subject to customary representations, warranties and covenants. The Credit Facility also contains various customary events of default.

SENIOR  NOTES  DUE  2013

     On May 16, 2005, concurrently with the refinancing of its existing revolving credit facility with Wachovia Capital Finance Corporation and the closing of the acquisition of The GSI Group, Inc. (the "Company") by GSI Holdings Corp. ("GSI Holdings"), an affiliate of Charlesbank Equity Fund V, Limited Partnership, the Company issued and sold $110,000,000 aggregate principal amount of Senior Notes due 2013 (the "Notes"). Payment on the Notes is guaranteed on an unsecured basis by GSI Holdings and by all of the Company's domestic material subsidiaries. None of the Company's domestic subsidiaries are currently material subsidiaries. The Notes were issued under an Indenture among the Company, the Guarantors and U.S. Bank National Association, as trustee (the "Indenture").

     The Notes have a fixed annual interest rate of 12%, which will be paid semiannually in arrears on May 15 and November 15, commencing on November 15, 2005.

     Prior to May 15, 2008, the Company may redeem up to 35% of the Notes at a redemption price of 112.000% of the principal amount, plus accrued and unpaid interest from the proceeds of certain equity offerings; provided that: (i) at least 65% of the aggregate principal amount of Notes originally issued under the Indenture (excluding Notes held by the Company and its subsidiaries) remains outstanding immediately after the occurrence of such redemption and (ii) the redemption occurs within 90 days of the date of the closing of such equity offering. Except pursuant to the preceding sentence, the Notes will not be redeemable at the Company's option prior to May 15, 2009.

     On or after May 15, 2009, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) listed below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15 of the years indicated below, subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date: 2009 at a redemption price of 106.000%; 2010 at a redemption price of 103.000%; and 2011 and thereafter at a redemption price of 100.000%.

     Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, on the Notes repurchased to the date of purchase, subject to the rights of holders of Notes on the relevant record date to receive interest due on the relevant interest payment date.

     Also on May 16, 2005, the Company issued a call for redemption for all $100 million principal amount of its existing 10-1/4% senior subordinated notes due 2007 at a price of 101.729% plus accrued interest from May 1, 2005 to the date of redemption.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

CRITICAL  ACCOUNTING  POLICIES

     There have been no material changes to the critical accounting policies since December 31, 2004.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At July 1, 2005, principal exposed to interest rate risk was limited to $24.9 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.2 million impact on the Company's results of operations.

     At July 1, 2005, approximately 12.1% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


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

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal quarters ended July 2, 2004 and July 1, 2005. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors, which was recently created. BKD LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2004.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of July 1, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, but they are working diligently to improve them.

CHANGES  IN  INTERNAL  CONTROLS

     During the period April 2, 2005 through May 16, 2005 there were no changes made to the Company's internal controls. On May 16, 2005, the Company was acquired by GSI Holdings, Inc. ("GSI Holdings"), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership. Subsequent to this acquisition, and during the period May 16, 2005 through July 1, 2005, the following changes were made to the Company's internal controls:
a) The Company employed a number of financial advisors to aid in financial statement preparation and the recording of unusual financial transactions.
b) The Company employed a number of operational advisors, primarily to aid in implementing operation efficiencies, but secondarily, to report to the Company's management any disclosable conditions in Company operations.
c) The Company's new management forced the adherence to Company accounting policy particularly in the area of inventory accounting.
d) The Company instituted an informal program of low-level management reporting to new top-level management.
e) The board of directors of the Company was in the process of appointing an audit committee, which will have improvement of the Company's internal controls as one of its primary goals.

     In addition, the Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group. The Company's new management continues in the process of reviewing whether additional accounting and financial management staff should be retained, and continues to review the question of whether it should utilize additional, or different, outside resources. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls as discussed above, the Company's management believes that significant weaknesses remain and intends to continue to work to improve its internal controls.

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

                                   The  GSI  Group,  Inc.

                                   By:/s/  Randall  Paulfus
                                      ---------------------
                                         Interim  Chief  Financial  Officer


                             DATE:  AUGUST 22, 2005

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  22,  2005


/s/  William  Branch
--------------------
 Interim  Chief  Executive  Officer,  Chairman  of  the  Board  and  President.

EXHIBIT  31.2

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

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August  22,  2005


/s/  Randall  Paulfus
---------------------
Interim  Chief  Financial  Officer

EXHIBIT  32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended July 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, William Branch, as Interim Chief Executive Officer of the Company, and Randall Paulfus, as Interim Chief Financial Officer of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August  22,  2005

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

   3.2*    By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

   31.1    Certification of  Interim Chief Executive Officer, Chairman of the Board and President.

   31.2    Certification of Chief Financial Officer.

   32.1    Section 906 Certification.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.