Form 10-Q/A
period 2005-07-01
GSI GROUP INC
filed 2005-08-25
CIK 1050925

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

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART  I  -  FINANCIAL  INFORMATION
     Item 1.   Financial  Statements
               Balance Sheets                                                 5
               Statements of Operations                                       6
               Statements of Cash Flows                                       7
               Notes to Financial Statements                                  8

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results  of  Operations                                      18
     Item 3.   Quantitative  and Qualitative Disclosure About Market Risk    27
     Item 4.   Controls and Procedures                                       27

PART  II  -  OTHER  INFORMATION
     Item 1.   Legal Proceedings                                             29
     Item 2.   Changes in Securities and Use of Proceeds                      *
     Item 3.   Defaults Upon Senior Securities                                *
     Item 4.   Submission of Matters to a Vote of Security Holders            *
     Item 5.   Other Information                                              *
     Item 6.   Exhibits                                                      29




* No response to this item is included herein for the reason that it is inapplicable.

EXPLANATORY  NOTE

     This Amendment No. 1 to The GSI Group Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2005 is to correct formatting errors which occurred in the original filing.

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

                         PART I - FINANCIAL INFORMATION

                                           ITEM 1 - FINANCIAL STATEMENTS
                                        THE GSI GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                         SUCCESSOR     PREDECESSOR
                                                                                         ---------     -----------
                                                                                         (UNAUDITED)     RESTATED
                                                                                          JULY  1,    DECEMBER 31,
ASSETS                                                                                      2005          2004
---------------------------------------------------------------------------------------  ----------  --------------
Current Assets:
Cash and cash equivalents                                                                  $3,107        $2,304
Accounts receivable (net of reserve for bad debts of $3,103 in 2005
And $3,402 in 2004)                                                                        39,309        24,656
Inventories(net of reserve for obsolescence of $2,820 in 2005 and $2,333 in 2004)          53,219        48,653
Prepaid expenses                                                                           1,499         3,489
Deferred tax current asset                                                                 8,197           --
Other                                                                                       312          3,416
                                                                                         ----------  --------------
Total current assets                                                                      105,643        82,518
                                                                                         ----------  --------------
Property, Plant and Equipment (net of accumulated depreciation of $755
In 2005 and $53,258 in 2004)                                                               33,557        32,548
                                                                                         ----------  --------------
Other Assets:
Goodwill                                                                                   40,067        10,264
Other intangible assets(net of amortization of $963 in 2005 and $7,114 in   2004)          56,817        1,494
Deferred tax asset                                                                           --          1,309
Deferred financing costs                                                                   5,284         2,449
Other                                                                                       140            95
                                                                                         ----------  --------------
Total other assets                                                                        102,308        15,611
                                                                                         ----------  --------------
Total assets                                                                              $241,508      $130,677
                                                                                         ==========  ==============
LIABILITIES AND  STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,229   $      16,629
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,777           1,708
  Payroll and payroll related expenses. . . . . . . . . . . . . . . . . . . . . . . . .      8,380           4,652
  Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        551              --
  Accrued warranty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,209           2,764
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,707           4,173
  Customer deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,831           7,090
  Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .        157           5,167
                                                                                         ----------  --------------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     42,841          42,183

Long-Term Debt, less current maturities . . . . . . . . . . . . . . . . . . . . . . . .    134,789         133,963
Deferred Tax Liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,401               -
Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,305           1,366

Stockholders' Equity (Deficit):
  Common stock, $.01 par value (authorized 6,900,000 shares; issued
    6,633,652 shares; outstanding 626,948 shares) . . . . . . . . . . . . . . . . . . .         16              16
  Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
    issued 1,059,316 shares; outstanding 200,000 shares). . . . . . . . . . . . . . . .          2               2
  Paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     97,881           5,821

  Accumulated other comprehensive loss (cumulative currency  translation    adjustment)        584         (10,124)
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,248            (991)
  Treasury stock, at cost, voting (6,006,704 shares). . . . . . . . . . . . . . . . . .    (41,550)        (41,550)
  Treasury stock, at cost, nonvoting (859,316 shares) . . . . . . . . . . . . . . . . .         (9)             (9)
                                                                                         ----------  --------------
      Total stockholders' equity (deficit). . . . . . . . . . . . . . . . . . . . . . .     60,172         (46,835)
                                                                                         ----------  --------------
      Total liabilities and stockholders' equity (deficit). . . . . . . . . . . . . . .  $ 241,508   $     130,677
                                                                                         ==========  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)


                                                 SUCCESSOR                        PREDECESSOR
                                                 ---------   ----------------------------------------------
                                                   MAY 17,    APRIL 2,    RESTATED   JANUARY 1,    RESTATED
                                                    2005       2005         THREE       2005     SIX FISCAL
                                                  THROUGH    THROUGH        FISCAL    THROUGH      MONTHS
                                                  JULY 1,    MAY 16,        MONTHS     MAY 16,      ENDED
                                                   2005       2005           ENDED     2005        JULY 2,
                                                                             JULY 2,                 2004
                                                                              2004


Sales                                              $ 48,178   $ 41,961   $   79,623   $114,635   $  138,067

Cost of sales                                        40,282     28,389       63,808     83,733      108,578
                                                   ---------  ---------  -----------  ---------  -----------

    Gross profit. . . . . . . . . . . . . . . . .     7,896     13,572       15,815     30,902       29,489

Selling, general and administrative expenses. . .     6,885     15,575       11,048     25,049       21,126
Amortization expense. . . . . . . . . . . . . . .       962          4          162        166          324
                                                   ---------  ---------  -----------  ---------  -----------
  Total operating expenses. . . . . . . . . . . .     7,847     15,579       11,210     25,215       21,450
                                                   ---------  ---------  -----------  ---------  -----------

Operating income (loss) . . . . . . . . . . . . .        49     (2,007)       4,605      5,687        8,039

Other income (expense):
  Interest expense. . . . . . . . . . . . . . . .    (1,975)    (1,657)      (3,438)    (5,238)      (6,513)
  Other, net. . . . . . . . . . . . . . . . . . .        87        178         (317)       707         (578)
                                                   ---------  ---------  -----------  ---------  -----------

Income (loss) from continuing operations before
income tax expense and minority interest. . . . .    (1,839)    (3,486)         850      1,156          948

Minority interest in net income of subsidiary . .       (55)       (50)         (23)      (105)         (46)
Income tax expense (benefit). . . . . . . . . . .    (5,142)       501          221      1,115          320
                                                   ---------  ---------  -----------  ---------  -----------

Income (loss) from continuing operations. . . . .     3,248     (4,037)         606        (64)         582

Gain from discontinued operations, net of income
tax expense  taxes. . . . . . . . . . . . . . . .        --         --           26         --          155
                                                   ---------  ---------  -----------  ---------  -----------

Net income (loss) . . . . . . . . . . . . . . . .  $  3,248   $ (4,037)  $      632   $    (64)  $      737
                                                   =========  =========  ===========  =========  ===========


Basic and diluted earnings (loss) per share . . .  $   3.93   $  (4.88)  $     0.36   $  (0.08)  $     0.42
                                                   ---------  ---------  -----------  ---------  -----------

Weighted average common shares outstanding. . . .   826,948    826,948    1,775,000    826,948    1,775,000
                                                   =========  =========  ===========  =========  ===========

COMPREHENSIVE INCOME
  Net income (loss) . . . . . . . . . . . . . . .  $  3,248   $ (4,037)  $      632   $    (64)  $      737
  Cumulative currency translation adjustment. . .       584      1,086       (1,244)       536       (1,642)
                                                   ---------  ---------  -----------  ---------  -----------
  Comprehensive income (loss) . . . . . . . . . .  $  3,832   $ (2,951)  $     (612)  $    472   $     (905)
                                                   =========  =========  ===========  =========  ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                     THE GSI GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                       SUCCESSOR           PREDECESSOR
                                                                      -----------  --------------------------
                                                                        MAY17,      JANUARY 1,      RESTATED
                                                                         2005          2005        SIX MONTHS
                                                                        THROUGH      THROUGH        ENDED
                                                                        JULY 1,      MAY 16,       JULY 2,
                                                                         2005          2005           2004
                                                                      -----------  -------------  ------------
Cash Flows From Operating Activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $    3,248   $        (64)  $       737
  Adjustments to reconcile net income (loss) to cash provided
    By operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . .       1,616          2,070         2,645
      Amortization of deferred financing costs and debt discount . .          94            572           481
      (Gain)loss on sale of property and equipment . . . . . . . . .         (23)           (84)          331
      Non-cash charges related to inventory fair value adjustment. .       2,644             --            --
      Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . .      (5,642)           (69)         (257)
      Minority interest in net income of subsidiaries. . . . . . . .          55            105            46
      Minority interest compensation expense . . . . . . . . . . . .          --            779           312
      Stock-based compensation . . . . . . . . . . . . . . . . . . .          --          2,842         1,120
      Changes in:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . .      (3,265)       (11,388)       (8,437)
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       5,047         (6,968)       (3,637)
        Other current assets . . . . . . . . . . . . . . . . . . . .         669          5,159         2,126
        Accounts payable . . . . . . . . . . . . . . . . . . . . . .      (1,788)         5,388         7,916
        Accrued expenses and payroll and payroll related expenses. .       4,100          3,130         2,206
        Customer deposits. . . . . . . . . . . . . . . . . . . . . .        (810)        (1,449)       (2,335)
                                                                      -----------  -------------  ------------
          Net cash flows provided by operating activities. . . . . .       5,945             23         3,254
                                                                      -----------  -------------  ------------

Cash Flows From Investing Activities:
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .        (647)        (2,046)       (1,682)
  Proceeds from sale of property and equipment . . . . . . . . . . .          47            268           434
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8            (48)          (46)
                                                                      -----------  -------------  ------------
          Net cash flows used in investing activities. . . . . . . .        (592)        (1,826)       (1,294)
                                                                      -----------  -------------  ------------

Cash Flows From Financing Activities:
  Proceeds from stockholder loan . . . . . . . . . . . . . . . . . .          --             12         1,645
  Payments on stockholder loan . . . . . . . . . . . . . . . . . . .      (5,012)            --          (963)
  Proceeds from issuance of long-term debt . . . . . . . . . . . . .     110,000             --         1,850
  Payments on long-term debt . . . . . . . . . . . . . . . . . . . .    (100,000)           (90)           --
  Proceeds under line of credit agreement. . . . . . . . . . . . . .      29,530         10,369        (3,081)
  Payments under line of credit agreement. . . . . . . . . . . . . .     (49,786)            --            --
  Net proceeds of equity contributed . . . . . . . . . . . . . . . .      15,326             --            --
  Payment of deferred financing costs. . . . . . . . . . . . . . . .      (5,378)          (485)         (201)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .          --         (7,913)         (463)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         670             50        (1,215)
                                                                      -----------  -------------  ------------
          Net cash flows provided by (used in) financing activities.      (4,650)         1,943        (2,428)
                                                                      -----------  -------------  ------------

Effect of Exchange Rate Changes on Cash. . . . . . . . . . . . . . .         (33)            (7)          (59)

Increase (decrease) In Cash and Cash Equivalents . . . . . . . . . .  $      670   $        133   $      (527)
Cash and Cash Equivalents, beginning of period . . . . . . . . . . .       2,437          2,304         3,439
                                                                      -----------  -------------  ------------
Cash and Cash Equivalents, end of period . . . . . . . . . . . . . .  $    3,107   $      2,437   $     2,912
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

     The following schedule explains the changes in Stockholder's Equity as a result of the purchase:


                     Common    Common    Paid-in     Other     Retained    Treasury    Treasury
                     Voting     Non-     Capital    Compre     Earnings     Voting       Non-       Total
                     Voting   hensive    Voting
Predecessor as of
December 31,
2004 as restated. .  $    16  $      2  $  5,821   $(10,124)  $    (991)  $ (41,550)  $      (9)  $(46,835)

Predecessor
Income (loss)
Jan 1-May 16,
2005                                                     536        (64)                               472

Change in Equity
due to Acquisition
On May 16, 2005 . .                       92,060       9,588        1,055                          102,703

Successor Income. .                                      584        3,248                            3,832
                     -------  --------  ---------  ---------    ---------  ---------   ---------  ---------

Successor Equity
at July 1, 2005 . .  $    16  $      2  $ 97,881   $    584   $   3,248   $ (41,550)  $      (9)  $ 60,172
                     =======  ========  =========  =========  ==========  ==========  ==========  =========




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



                              Three months    Three months      Six months       Six months
                             Ended July 1,    Ended July 2,    Ended July 1,    Ended July 2,
                                  2005            2004             2005             2004
Pro Forma Net Sales . . . .  $       90,139  $       79,623   $      162,813   $      138,067

Pro Forma Net Income (Loss)  $          832  $         (368)  $       (1,625)  $       (1,158)

Earnings (loss) per share .  $         1.01  $        (0.21)  $        (1.97)  $        (0.65)




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

                                         AS
                                     PREVIOUSLY     FIRST         AS          SECOND         AS
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


                                            AS
                                        PREVIOUSLY     FIRST          AS         SECOND          AS
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




                                            AS
                                        PREVIOUSLY     FIRST          AS          SECOND        AS
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


4.     DETAIL  OF  CERTAIN  ASSETS


                     SUCCESSOR     PREDECESSOR
                    (UNAUDITED)    (RESTATED)
                      JULY 1,       DEC. 31,
                        2005          2004
                    ------------  -------------
(IN THOUSANDS)
Inventories
  Raw materials. .  $     19,563  $      21,396
  Work-in-process.         9,517          8,049
  Finished goods .        24,139         19,208
                    ------------  -------------
       Total . . .  $     53,219  $      48,653
                    ============  =============



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

                                         SUCCESSOR                             PREDECESSOR
                               May 17,2005 - July 1,2005    Jan 1,2005 - May16,2005    Six months as of July 2,2004
                              ---------------------------  -------------------------  ------------------------------
                              Income/(Loss)  Income Tax   Income/(Loss)  Income Tax    Income/(Loss)    Income Tax
                                 Before       Expense/       Before       Expense/         Before        Expense/
                              Income Taxes   (Benefit)     Income Taxes  (Benefit)      Income Taxes    (Benefit)
U.S. . . . . . . . . . . . .  $  (2,811)    $      (689)  $   (564)  $       495         $     (1,531)  $      (175)
Brazil . . . . . . . . . . .        493             143      1,051           336                1,617           423
Malaysia . . . . . . . . . .        132               1       (317)          (10)                 606            57
Mexico . . . . . . . . . . .        218              --        432           256                  171            15
China. . . . . . . . . . . .         19              --        242            --                  (42)           --
Poland . . . . . . . . . . .        (12)             --         (2)           --                 (429)           --
South Africa . . . . . . . .         67             (37)       209            38                  510            --
                              ----------   -------------  ---------  ------------        ------------   ------------

Total. . . . . . . . . . . .  $  (1,894)  $        (582)  $  1,051   $     1,115        $         902   $       320
                              ==========  ==============  ========  ============         ============   ============


Current income taxes . . . .  $                      500   $                  1,184   $                         577
Deferred income taxes. . . .                      (5,642)                       (69)                           (257)
                              ---------------------------  -------------------------  ------------------------------
Total. . . . . . . . . . . .  $                   (5,142)  $                  1,115   $                         320
                              ===========================  =========================  ==============================


                                          Successor                             Predecessor
                                May 17,2005 - July 1,2005.  Jan 1,2005 - May16,2005      As of July 2,2004
Income taxes at U.S.
              statutory rate  $                     (663)  $                    368   $                         316
Effect of conversion to a
"C: corporation. . . . . . .                      (4,560)                        --                              --
State income taxes . . . . .                        (138)                        77                              66
Foreign rate differential
and other. . . . . . . . . .                         219                        670                             (62)
                              ---------------------------  -------------------------  ------------------------------
Total. . . . . . . . . . . .  $                   (5,142)  $                  1,115   $                         320
                              ===========================  =========================  ==============================


     The following table represents the successor and predecessor income taxes for the second quarter of 2005 and the second quarter of 2004.

                                          SUCCESSOR                                PREDECESSOR
                                                                                             Three months ended as of July 2,
                                  May 17, 2005 - July 1, 2005   April 2, 2005 - May16, 2005               2004
                               ------------------------------  ----------------------------- --------------------------------
                                Income/(Loss)   Income Tax     Income/(Loss)    Income Tax   Income/(Loss)    Income Tax
                                  Before          Expense/          Before       Expense/       Before         Expense/
                                Income Taxes     (Benefit)      Income Taxes     (Benefit)   Income Taxes     (Benefit)
U.S. . . . . . . . . . . . . .  $       (2,811)  $       (689)  $    (3,953)    $         255 $      (234)     $           (4)
Brazil . . . . . . . . . . . .             493            143           220                55           524               188
Malaysia . . . . . . . . . . .             132              1          (196)              (30)          316                26
Mexico . . . . . . . . . . . .             218             --           310               183            50                11
China. . . . . . . . . . . . .              19             --           240                --             2                --
Poland . . . . . . . . . . . .             (12)            --            29                --          (238)               --
South Africa . . . . . . . . .              67            (37)         (186)               38           407                --
                                ---------------  -------------  ------------   --------------  -------------     -------------
Total. . . . . . . . . . . . .  $       (1,894)  $       (582)  $    (3,536)    $         501   $       827    $          221
                                ===============  =============  ============    ==============  ===========     ==============


Current income taxes . . . . .  $                        500               $              625                     $       155
Deferred income taxes. . . . .                        (5,642)                            (124)                             66
                                -----------------------------              -------------------                    ------------
Total. . . . . . . . . . . . .  $                     (5,142)              $              501                     $       221
                                =============================             ===================                     ============

                                          Successor                                   Predecessor
                                   May 17,2005 - July 1,2005. .  Jan 1,2005 - May16,2005                     As of July 2,2004

Income taxes at U.S.
              statutory rate .  $                     (663)           $           (1,238)                         $       289
Effect of conversion to a
"C" corporation. . . . . . . .                      (4,560)                            --                                  --
State income taxes . . . . . .                        (138)                          (258)                                 60
Foreign rate differential
and other. . . . . . . . . . .                         219                          1,997                                (129)
                                ---------------------------           -------------------                         ------------
Total. . . . . . . . . . . . .  $                   (5,142)            $              501                         $       221
                                ===========================           ===================                         ============





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


                         (UNAUDITED)    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (RESTATED)
                          SUCCESSOR                              PREDECESSOR
                                         ---------------------------------------------------
                                                         THREE                         SIX
                                                         MONTHS                      MONTHS
                           MAY 17 -      APRIL 2 -       ENDED        JAN 1, -       ENDED
                           JULY 1,        MAY 16,       JULY 2,       MAY 16,       JULY 2,
                             2005          2005           2004          2005         2004
                         ------------  -------------  ------------  ------------  -----------
Grain product line. . .  $     29,027  $      24,320  $    54,411   $     67,234  $   86,875
Swine product line. . .         9,411          7,929       11,500         20,789      21,424
Poultry product line. .         9,740          9,712       13,944         26,612      30,190
Discontinued operations            --             --         (232)            --        (422)
                         ------------  -------------  ------------  ------------  -----------
     Sales. . . . . . .  $     48,178  $      41,961  $    79,623   $    114,635  $  138,067
                         ============  =============  ============  ============  ===========


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


                                        AS
                                     PREVIOUSLY     FIRST          AS         SECOND        AS
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




                                            AS
                                       PREVIOUSLY     FIRST            AS         SECOND        AS
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




                                            AS
                                         PREVIOUSLY     FIRST          AS         SECOND        AS
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

RESULTS  OF  OPERATIONS  (AFTER  SECOND  RESTATEMENT)

     The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


                                              THREE MONTHS ENDED,               SIX MONTHS ENDED
                                             --------------------------  ----------------------------
                                                             RESTATED                     RESTATED
                                             JULY 1, 2005  JULY 2, 2004  JULY 1, 2005    JULY 2,  2004
                                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
                                             ------------  ------------  --------------  ---------------
                                            AMOUNT    %    AMOUNT   %     AMOUNT     %      AMOUNT     %
                                            -------  ---- -------- ----   ------   -----  ---------  ------
Sales. . . . . . . . . . . . . . . . . . .  $90,139 100.0  $79,623 100.0  $162,813  100.0  $138,067   100.0
Cost of sales. . . . . . . . . . . . . . .   68,671  76.2   63,808  80.1   124,015   76.2   108,578    78.6
                                            -------        -------        ---------        --------

   Gross profit. . . . . . . . . . . . . .   21,468  23.8   15,815  19.9    38,798   23.8    29,489    21.4

Selling, general and administrative
expenses . . . . . . . . . . . . . . . . .   21,599  24.0    9,684  12.2    30,426   18.7    18,389    13.3
Amortization expense . . . . . . . . . . .      966   1.1      162   0.2     1,128    0.7       324     0.2
Warranty expense . . . . . . . . . . . . .       21   0.0      483   0.6      (177)  (0.1)      979     0.7
R&D expense. . . . . . . . . . . . . . . .      840   0.9      881   1.1     1,685    1.0     1,758     1.3
                                            -------        -------        ---------          ------
 Total operating expenses. . . . . . . . .   23,426  26.0   11,210  14.1    33,062   20.3    21,450    15.5

Operating income (loss). . . . . . . . . .   (1,958) (2.2)   4,605   5.8     5,736    3.5     8,039     5.8

Other income (expense):
 Interest expense. . . . . . . . . . . . .   (3,632) (4.0)  (3,438) (4.3)   (7,213)  (4.4)   (6,513)   (4.7)
 Other, net. . . . . . . . . . . . . . . .      265   0.3     (317) (0.4)      794    0.5      (578)   (0.4)
                                            --------        -------       ---------         --------

Income (loss) before income tax expense
and minority interest. . . . . . . . . . .   (5,325) (5.9)     850   1.1      (683)  (0.4)      948     0.7

Minority interest in net income of
subsidiary . . . . . . . . . . . . . . . .     (105) (0.1)     (23)  0.0      (160)  (0.1)      (46)    0.0
Income tax provision(benefit). . . . . . .   (4,641) (5.1)     221   0.3    (4,027)  (2.5)      320     0.2
                                            --------       -------        ---------         --------

Income (loss) before discontinued
operations . . . . . . . . . . . . . . . .     (789) (0.9)     606   0.8      3,184   2.0       582     0.5

Gain (loss) from discontinued operations,
net of income taxes. . . . . . . . . . . .       --   0.0       26   0.0         --   0.0       155     0.1
                                            -------         ------         ---------        --------

Net income (loss). . . . . . . . . . . . .  $  (789) (0.9)  $  632   0.8   $  3,184   2.0  $    737     0.5
                                            ========        ======         =========        =======


Basic and diluted earnings (loss) per
share. . . . . . . . . . . . . . . . . . .  $ (0.95)        $ 0.36         $   3.85         $  0.42

Weighted average common shares
Outstanding. . . . . . . . . . . . . . . .  826,948        1,775,000         826,948        1,775,000




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

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of July 1, 2005, the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A, but they are working diligently to improve them.

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

     (a)  EXHIBITS:

      A list of the exhibits included as part of this Form 10-Q/A is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

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

                                 CERTIFICATIONS

I,  William  Branch,  certify  that:

1.  I have reviewed this Quarterly Report on Form 10-Q/A of The GSI Group, Inc.;

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

                                 CERTIFICATIONS

I,  Randall  Paulfus,  certify  that:

1.  I have reviewed this Quarterly Report on Form 10-Q/A of The GSI Group, Inc.;

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

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q/A of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended July 1, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, William Branch, as Interim Chief Executive Officer of the Company, and Randall Paulfus, as Interim Chief Financial Officer of the Company, hereby certify that:

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