Form 10-Q
period 2005-09-30
GSI GROUP INC
filed 2005-11-21
CIK 1050925

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

                For the Quarterly Period Ended September 30, 2005
                                       OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of November 21, 2005.

================================================================================

                                                               TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART  I  -  FINANCIAL  INFORMATION
  Item  1.  Financial  Statements
                 Balance Sheets                                                4
                 Statements of Operations                                      5
                 Statements of Cash Flows                                      6
                 Notes to Financial Statements                                 7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results  of  Operations                                            17
  Item 3.     Quantitative and Qualitative Disclosure About Market Risk       25
  Item 4.     Controls and Procedures                                         25

PART  II  -  OTHER  INFORMATION
  Item 1.     Legal Proceedings                                               27
  Item 2.     Changes in Securities and Use of Proceeds                        *
  Item 3.     Defaults Upon Senior Securities                                  *
  Item 4.     Submission of Matters to a Vote of Security Holders              *
  Item 5.     Other Information                                                *
  Item 6.     Exhibits                                                        27




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


                                             ITEM 1 - FINANCIAL STATEMENTS
                                          THE GSI GROUP, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                            SUCCESSOR     PREDECESSOR
                                                                                            ---------     -----------
                                                                                           (UNAUDITED)     RESTATED
                                                                                        SEPTEMBER  30,    DECEMBER 31,
ASSETS                                                                                       2005             2004
-------------------------------------------------------------------------------------  ----------------  --------------
Current Assets:
 Cash and cash equivalents                                                             $         3,913   $       2,304
 Accounts receivable (net of reserve for bad debts of $2,975 in 2005
   and $3,402 in 2004)                                                                          46,536          24,656
 Inventories (net of reserve for obsolescence of $3,270 in 2005 and $2,333 in 2004)             42,722          48,653
 Prepaid expenses                                                                                2,512           3,489
 Deferred tax current asset                                                                      7,002              --
 Other                                                                                             636           3,416
                                                                                       ----------------  --------------
     Total current assets                                                                      103,321          82,518
                                                                                       ----------------  --------------
Property, Plant and Equipment (net of accumulated depreciation of $960
 in 2005 and $51,323 in 2004)                                                                   34,512          32,548
                                                                                       ----------------  --------------
Other Assets:
 Goodwill                                                                                       40,118          10,264
 Other intangible assets (net of amortization of $2,962 in 2005 and $7,116 in   2004)           54,818           1,494
 Deferred tax asset                                                                                 --           1,309
 Deferred financing costs                                                                        5,289           2,449
 Other                                                                                             149              95
                                                                                       ----------------  --------------
     Total other assets                                                                        100,374          15,611
                                                                                       ----------------  --------------
     Total assets                                                                      $       238,207   $     130,677
                                                                                       ================  ==============
LIABILITIES AND  STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                                                      $        21,489   $      16,629
 Accrued interest                                                                                5,097           1,708
 Payroll and payroll related expenses                                                           10,740           4,652
 Income taxes payable                                                                              551              --
 Accrued warranty                                                                                2,224           2,764
 Other accrued expenses                                                                          4,978           4,173
 Customer deposits                                                                               4,093           7,090
 Current maturities of long-term debt                                                              120           5,167
                                                                                       ----------------  --------------
     Total current liabilities                                                                  49,292          42,183

Long-Term Debt, less current maturities                                                        117,341         133,963
Deferred Tax Liability                                                                           2,082               -
Minority Interest                                                                                2,887           1,366

Stockholders' Equity (Deficit):
 Common stock, $.01 par value (authorized 6,900,000 shares; issued
   6,633,652 shares; outstanding 626,948 shares)                                                    16              16
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
   issued 1,059,316 shares; outstanding 200,000 shares)                                              2               2
 Paid-in capital                                                                                97,881           5,821
 Accumulated other comprehensive loss (cumulative currency  translation
   adjustment)                                                                                   1,645         (10,124)
 Retained earnings (deficit)                                                                     8,620            (991)
 Treasury stock, at cost, voting (6,006,704 shares)                                            (41,550)        (41,550)
 Treasury stock, at cost, nonvoting (859,316 shares)                                                (9)             (9)
                                                                                       ----------------  --------------
     Total stockholders' equity (deficit)                                                       66,605         (46,835)
                                                                                       ----------------  --------------
     Total liabilities and stockholders' equity (deficit)                              $       238,207   $     130,677
                                                                                       ================  ==============

PART  I  -  FINANCIAL  INFORMATION
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                                       THE GSI GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                    (UNAUDITED)


                                                         SUCCESSOR                        PREDECESSOR
                                                   -----------------------    ------------------------------------
                                                     MAY 17,       THREE      RESTATED    JANUARY 1,    RESTATED
                                                      2005        FISCAL       THREE         2005         NINE
                                                     THROUGH      MONTHS       FISCAL      THROUGH       FISCAL
                                                    SEPT. 30,      ENDED       MONTHS      MAY 16,       MONTHS
                                                      2005       SEPT. 30,     ENDED         2005         ENDED
                                                                   2005       OCT. 1,                    OCT. 1,
                                                                                2004                      2004
Sales                                              $  155,901   $  107,723   $  89,692   $   114,635   $  227,759

Cost of sales                                         118,676       78,394      64,901        83,733      173,479
                                                   -----------  -----------  ----------  ------------  -----------

   Gross profit                                        37,225       29,329      24,791        30,902       54,280

Selling, general and administrative expenses           21,275       14,390      12,957        25,049       34,083
Amortization expense                                    2,912        1,950         163           166          487
                                                   -----------  -----------  ----------  ------------  -----------
 Total operating expenses                              24,187       16,340      13,120        25,215       34,570
                                                   -----------  -----------  ----------  ------------  -----------

Operating income                                       13,038       12,989      11,671         5,687       19,710

Other income (expense):
 Interest expense                                      (5,680)      (3,705)     (3,940)       (5,238)     (10,453)
 Other, net                                               369          282        (579)          707       (1,157)
                                                   -----------  -----------  ----------  ------------  -----------

Income from continuing operations before
 income tax expense and minority interest               7,727        9,566       7,152         1,156        8,100

Minority interest in net income of subsidiary            (174)        (119)        (23)         (105)         (69)
Income tax expense (benefit)                           (1,067)       4,075          95         1,115          415
                                                   -----------  -----------  ----------  ------------  -----------

Income (loss) from continuing operations                8,620        5,372       7,034           (64)       7,616

Gain from discontinued operations, net of income
 tax expense  taxes                                        --           --        (214)           --          (59)
                                                   -----------  -----------  ----------  ------------  -----------

Net income (loss)                                  $    8,620   $    5,372   $   6,820   $       (64)  $    7,557
                                                   ===========  ===========  ==========  ============  ===========


Basic and diluted earnings (loss) per share        $    10.42   $     6.50   $    8.25   $     (0.08)  $     5.17
Weighted average common shares outstanding            826,948      826,948     826,948       826,948    1,461,281
                                                   ===========  ===========  ==========  ============  ===========

COMPREHENSIVE INCOME
  Net income (loss)                                $    8,620   $    5,372   $   6,820   $       (64)  $    7,557
  Cumulative currency translation adjustment            1,645        1,061         916           536         (328)
                                                   -----------  -----------  ----------  ------------  -----------
  Comprehensive income                             $   10,265   $    6,433   $   7,736   $       472   $    7,229
                                                   ===========  ===========  ==========  ============  ===========

   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                    THE GSI GROUP, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)


                                                                        SUCCESSOR       PREDECESSOR
                                                                     -----------  ------------------------
                                                                                                  RESTATED
                                                                       MAY17,      JANUARY 1,       NINE
                                                                        2005          2005         MONTHS
                                                                       THROUGH       THROUGH       ENDED
                                                                      SEPT. 30,      MAY 16,      OCT. 1,
                                                                        2005          2005          2004
                                                                     -----------  -------------  ----------
Cash Flows From Operating Activities:
 Net income (loss)                                                   $    8,620   $        (64)  $   7,557
 Adjustments to reconcile net income (loss) to cash provided
   By operating activities:
     Depreciation and amortization                                        4,190          2,070       3,937
     Amortization of deferred financing costs and debt discount             279            572         931
     (Gain)loss on sale of property and equipment                           (20)           (84)        260
     Non-cash charges related to inventory fair value adjustment            661             --          --
     Deferred taxes                                                      (3,766)           (69)       (386)
     Minority interest in net income of subsidiaries                        174            105          69
     Minority interest compensation expense                                 463            779         431
     Stock-based compensation                                                --          2,842       1,793
     Changes in:
       Accounts receivable                                              (10,492)       (11,388)    (15,143)
       Inventories                                                       18,188         (6,968)     (1,073)
       Other current assets                                                (668)         5,159       2,188
       Accounts payable                                                    (528)         5,388         426
       Accrued expenses and payroll and payroll related expenses         10,066          3,130       8,519
       Customer deposits                                                 (1,548)        (1,449)       (261)
                                                                     -----------  -------------  ----------
         Net cash flows provided by operating activities                 25,619             23       9,248
                                                                     -----------  -------------  ----------

Cash Flows From Investing Activities:
 Capital expenditures                                                    (2,569)        (2,046)     (3,415)
 Proceeds from sale of property and equipment                                80            268         870
 Other                                                                      (68)           (48)         (7)
                                                                     -----------  -------------  ----------
         Net cash flows used in investing activities                     (2,557)        (1,826)     (2,552)
                                                                     -----------  -------------  ----------

Cash Flows From Financing Activities:
 Proceeds from stockholder loan                                              --             12       5,816
 Payments on stockholder loan                                            (5,012)            --        (970)
 Proceeds from issuance of long-term debt                               110,000             --       1,850
 Payments on long-term debt                                            (100,035)           (90)         --
 Proceeds under line of credit agreement                                103,529         10,369       1,711
 Payments under line of credit agreement                               (141,234)            --          --
 Net proceeds of equity contributed                                      15,326             --          --
 Payment of deferred financing costs                                     (5,568)          (485)       (659)
 Dividends paid                                                              --         (7,913)       (657)
 Other                                                                    1,477             50     (15,005)
                                                                     -----------  -------------  ----------
         Net cash flows provided by (used in) financing activities      (21,517)         1,943      (7,914)
                                                                     -----------  -------------  ----------

Effect of Exchange Rate Changes on Cash                                     (69)            (7)         18

Increase (decrease) In Cash and Cash Equivalents                     $    1,476   $        133   $  (1,200)
Cash and Cash Equivalents, beginning of period                            2,437          2,304       3,439
                                                                     -----------  -------------  ----------
Cash and Cash Equivalents, end of period                             $    3,913   $      2,437   $   2,239
                                                                     ===========  =============  ==========


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

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the successor period of May 17 through September 30, 2005 and the three months ended September 30, 2005 and the predecessor periods of January 1 through May 16, 2005, three months ended October 1, 2004, and nine months ended October 1, 2004. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the successor period of May 17 through September 30, 2005 and the three months ended September 30, 2005 and the predecessor periods of January 1 through May 16, 2005, three months ended October 1, 2004, and nine months ended October 1, 2004 are not necessarily indicative of the operating results for the full year.

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



Cash                                   $  2.4
Accounts receivable, net                 36.0
Inventories, net                         60.9
Property, plant and equipment            33.4
Other intangible assets                  57.8
Goodwill                                 40.0
Other assets                              2.8
                                       ------

Total assets acquired                   233.3

Accounts payable and accrued expenses    38.0
Customer deposits                         5.6
Long-term debt                          150.0
Minority interest                         2.2
Deferred income taxes                     0.2
                                       ------

Total liabilities assumed               196.0
                                       ------

Purchase price                         $ 37.3
                                       ======





ACQUISITION AND FINANCING                               AS OF MAY 17, 2005
-----------------------------------------------------

Cash paid upon acquisition                             $            34,934
Repay old indebtedness                                             149,864
Bond repayment penalty                                               1,729
Repayment of interest                                                1,252
Estimate of acquisition expenses                                     2,371
                                                       --------------------
Acquisition Consideration                              $           190,150


Historical net book value of tangible assets acquired               86,678
                                                       --------------------
Excess purchase price to be allocated                              103,472

Inventory step-up                                                   (5,288)
Property, plant and equipment step-up                                 (561)
Other intangibles                                                  (57,780)
Deferred tax liability                                                 224
Goodwill                                                           (40,067)
                                                       --------------------

                                                       $                 0
                                                       ====================



     The aggregate amortization expense for the period May 17, 2005 through September 30, 2005 for the identified intangible assets was $3.0 million. The identified intangible assets are being amortized on a straight-line basis over their individual estimated useful lives.

     The carrying value of inventory was increased by approximately $5.3 million to reflect the inventory fair value at May 16, 2005. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reduce gross profit in future periods when this inventory is sold. The Company expects to sell all of the inventory by the end of the year. During the period May 17, 2005 through September 30, 2005, cost of goods sold included $4.6 million of this fair value adjustment.

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

     The following schedule explains the changes in Stockholder's Equity as a result of the purchase:


                     Common   Common   Paid-in     Other     Retained    Treasury    Treasury
                     Voting    Non-    Capital    Compre-    Earnings     Voting       Non-       Total
                              Voting              hensive                             Voting
Predecessor as of
December 31,
2004 as restated     $    16  $     2  $  5,821  $(10,124)  $    (991)  $ (41,550)  $      (9)  $(46,835)

Predecessor
Income (loss)
Jan 1-May 16,
2005                                                  536         (64)                               472

Change in Equity
due to Acquisition
On May 16, 2005                          92,060     9,588       1,055                            102,703

Successor Income                                    1,645       8,620                             10,265

Successor Equity
at Sept. 30, 2005    $    16  $     2  $ 97,881  $  1,645   $   8,620   $ (41,550)  $      (9)  $ 66,605




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

Pro  Forma  Information
     The unaudited, supplemental pro forma information reflects the Transaction as if it had occurred on January 1, 2004. Included in these pro forma adjustments are the consideration of the fair value of the property, plant and equipment; intangibles; amortization of the deferred financing fees; income tax expense and the interest expense related to the new debt. The pro forma information does not reflect non-recurring charges that will be incurred with the amortization of approximately $5.3 million of cost of goods sold related to the write up of inventory to fair value in purchase accounting. The pro forma net income for the three and nine month periods ended September 30, 2005 include $2.0 million and $4.6 million of such costs, respectively.




                                 Three months      Three months       Nine months       Nine months
                                    Ended              Ended             Ended             Ended
                                 September 30,      October 1,       September 30,      October 1,
                                     2005              2004               2005              2004
Pro Forma Net Sales          $            107,723  $      89,692  $            270,536  $    227,759

Pro Forma Net Income         $              5,107  $       2,703  $              3,482  $      1,545

Earnings per share           $               6.18  $        3.27  $               4.21  $       1.06



3.     RESTATEMENTS

First  Restatement

     During the Company's 2004 year-end closing process, the Company discovered unintentional accounting errors in prior years' financial statements. The errors were corrected in the 2004 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported net income by $628,000 in the third quarter of 2004 and $1,522,000 for the first nine months of 2004.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income by $729,000 in the third quarter of 2004 and $1,886,000 for the first nine months of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income by $188,000 in the third quarter of 2004 and $500,000 for the first nine months of 2004.


     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its

Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported net income by $10,000 in the third quarter of 2004 and $26,000 for the first nine months of 2004.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported net income by $82,000 in the third quarter of 2004 and $219,000 for the first nine months of 2004.

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

The Company made adjustments in the first fiscal quarter of 2005 and the first three fiscal quarters of 2004 to correct its allowance for slow moving and obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $243,000 in the first three months of 2005 and $140,000 and $420,000 in the third fiscal quarter and first nine months of 2004, respectively.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $164,000 in the third fiscal quarter of 2004 and $491,000 in the first nine months of 2004. The Company reclassified warranty and research and development costs out of cost of sales and into operating expenses for 2005 and 2004, which had no effect on net income.

     The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced net income by $998,000 in the first three months of 2005 and increased net income by $546,000 and $1,639,000 in the third fiscal quarter and first nine months of 2004, respectively.

     The combined effect of these changes reduced net income by $1,241,000 in the first three months of 2005 and increased net income by $570,000 and $1,710,000 in the third fiscal quarter and first nine months of 2004, respectively.

     The impact of the above noted adjustments on the Company's unaudited financial statements for the first three months of 2005, the first nine months of 2004 and for the third fiscal quarter of 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

                                        AS
                                     PREVIOUSLY     FIRST       AS          SECOND         AS
                                      REPORTED   RESTATEMENT  RESTATED    RESTATEMENT   RESTATED
FIRST THREE  MONTHS OF
2005

Consolidated Balance Sheet:
     Inventory                        $  56,992               $  56,992  $     (5,389)  $  51,533
     Retained earnings                    7,620                   7,620        (5,389)      2,231

Consolidated Statement of Income:
     Cost of sales                       54,750                  54,750         1,241      55,991
     Operating income                     8,935                   8,935        (1,241)      7,694
     Net income (loss)                    5,214                   5,214        (1,241)      3,973
     Basic and diluted income (loss)
     per share                        $    6.31               $    6.31  $      (1.51)  $    4.80


                                          AS
                                      PREVIOUSLY     FIRST           AS          SECOND       AS
                                       REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST NINE MONTHS OF 2004

Consolidated Balance Sheet:
     Inventory                        $  52,355                  $  52,355   $     (3,699)  $  48,656
     Retained earnings                   18,867                     18,867         (3,699)     15,168

Consolidated Statement of Income:
     Cost of sales                      181,654         (1,489)    180,165         (6,686)    173,479
     Selling, general and
     administrative expenses             26,885          2,222      29,107             --      29,107
     Warranty and R&D expenses               --             --          --          4,976       4,976
     Operating income                    19,319         (1,319)     18,000          1,710      19,710
     Other, net                          (1,331)           174      (1,157)
     Net income (loss)                    7,086         (1,239)      5,847          1,710       7,557
     Basic and diluted income (loss)
     per share                        $    4.85   $      (0.85)  $    4.00   $       1.17   $    5.17



                                         AS
                                      PREVIOUSLY     FIRST           AS          SECOND        AS
                                       REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
THIRD FISCAL QUARTER OF  2004

Consolidated Balance Sheet:
     Inventory                        $  52,355                  $  52,355   $     (3,699)  $  48,656
     Retained earnings                   18,867                     18,867         (3,699)     15,168

Consolidated Statement of Income:
     Cost of sales                       68,315           (605)     67,710         (2,809)     64,901
     Selling, general and
     administrative expenses              9,832            886      10,718             --      10,718
     Warranty and R&D expenses               --             --          --          2,239       2,239
     Operating income                    11,546           (445)     11,101            570      11,671
     Other, net                            (822)           363        (459)
     Net income (loss)                    6,680           (430)      6,250            570       6,820
     Basic and diluted income (loss)
     per share                        $    8.08   $      (0.52)  $    7.56   $       0.69   $    8.25


4.     DETAIL  OF  CERTAIN  ASSETS


                                  SUCCESSOR      PREDECESSOR
                                 (UNAUDITED)      (RESTATED)
                                SEPTEMBER 30,    DECEMBER 31,
                                    2005             2004
                               ---------------  --------------
              (IN THOUSANDS)
Inventories
             Raw materials     $        16,933  $       22,876
             Work-in-process             5,167           7,581
             Finished goods             20,622          18,196
             Total             $        42,722  $       48,653
                               ---------------  --------------



     Inventory at September 30, 2005 contains $661 of the fair value step-up recorded at the date the Company was purchased by GSI Holdings.

5.   SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $0.5 million, $6.0 million and $6.9 million in interest during the successor period of May 17 through September 30, 2005 and the predecessor periods of January 1 through May 16, 2005 and nine months ended October 1, 2004, respectively. The Company paid $1.9 million, $0.2 million and $0.0 million in income taxes during the successor period of May 17 through September 30, 2005 and the predecessor periods of January 1 through May 16, 2005 and nine months ended October 1, 2004, respectively.

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

7.     INCOME  TAXES

     Upon conversion from a subchapter "S" corporation to a subchapter "C" corporation, the Company recorded a net deferred tax asset of $4,560 on May 17, 2005. The following table represents the successor and predecessor income taxes for the first nine months of 2005 and the first nine months of 2004.


                                 SUCCESSOR                                PREDECESSOR
                      ----------------------------   ----------------------------------------------------------
                      May 17, 2005 - September 30,   January 1,  - May 16, 2005          Nine months ended
                                   2005                                                   October 1, 2004
                      ----------------------------   ----------------------------  ----------------------------
                       Income/(Loss)    Income Tax   Income/(Loss)    Income Tax   Income/(Loss)    Income Tax
                       --------------                                ------------
                           Before        Expense/        Before        Expense/        Before        Expense/
                        Income Taxes    (Benefit)     Income Taxes    (Benefit)     Income Taxes    (Benefit)
U.S.                   $       4,952   $    (1,422)  $        (564)  $       495   $       4,638   $      (188)
Brazil                         1,541           393           1,051           336           2,048           514
Malaysia                         503             2            (317)          (10)            691            74
Mexico                           389            (3)            432           256             368            15
China                             (8)           --             242            --             (62)           --
Poland                           (30)           --              (2)           --            (535)           --
South Africa                     206           (37)            209            38             824            --
                       --------------  ------------  --------------  ------------  --------------  ------------

Total                  $       7,553   $    (1,067)  $       1,051   $     1,115   $       7,972   $       415
                       ==============  ============  ==============  ============  ==============  ============


Current income taxes                   $     2,699                   $     1,184                   $       801
Deferred income taxes                       (3,766)                          (69)                         (386)
                                       ------------                  ------------                  ------------

Total                                  $    (1,067)                  $     1,115                   $       415
                                       ============                  ============                  ============




                                 Successor                               Predecessor
                         ----------------------------  -----------------------------------------------
                         May 17, 2005 - September 30,   January 1, - May 16, 2005    Nine months ended
                                    2005                                            September 30, 2004
Income taxes at U.S.
              statutory rate   $              2,644   $                      368  $             2,790
Effect of conversion to a
"C" corporation                              (4,560)                          --                   --
State income taxes                              551                           77                  582
Foreign rate differential
and other                                       298                          670               (2,957)
                                            --------  --------------------------  --------------------

Total                          $             (1,067)  $                    1,115  $               415
                                            ========  ==========================  ====================

     The following table represents the successor and predecessor income taxes for the third quarter of 2005 and the third quarter of 2004.

                                        SUCCESSOR                          PREDECESSOR
                          July 2, - September 30, 2005          Three months ended October 1, 2004
                       --------------------------------------     ------------------------------
                             Income/(Loss)         Income Tax        Income/(Loss)    Income Tax
                                Before              Expense/              Before        Expense/
                             Income Taxes          (Benefit)           Income Taxes    (Benefit)
U.S.                   $                  7,763   $     3,827    $       6,014   $       (13)
Brazil                                    1,048           250              431            91
Malaysia                                    371             1               85            17
Mexico                                      171            (3)             197            --
China                                       (27)           --              (20)           --
Poland                                      (18)           --             (106)           --
South Africa                                139            --              314            --
                       -------------------------  ------------   --------------  ------------

Total                  $                  9,447   $     4,075    $       6,915   $        95
                       =========================  ============    =============  ============


Current income taxes                              $     2,199                    $       224
Deferred income taxes                                   1,876                           (129)
                                                  ------------                   ------------

Total                                             $     4,075                    $        95
                                                  ============                   ============



                                    SUCCESSOR                               PREDECESSOR
                              July 2, - September 30, 2005    Three months ended October 1, 2004
Income taxes at U.S.
              statutory rate  $                       3,306  $                             2,420
State income taxes                                      690                                  505
Foreign rate differential
and other                                                79                               (2,830)
                              -----------------------------  ------------------------------------

Total                         $                       4,075  $                                95
                              =============================  ====================================


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

9.     BUSINESS  SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first nine months of 2005 and 2004, based on the aggregation of historical and successor accounting, are as shown in the table below (in thousands).



                           (UNAUDITED)     (UNAUDITED)     (RESTATED)
                            SUCCESSOR      PREDECESSOR
                                                              NINE
                                                             MONTHS
                            MAY 17 -       JANUARY 1, -      ENDED
                         ---------------  --------------  ------------
                          SEPTEMBER 30,      MAY 16,       OCTOBER 1,
                         ---------------  --------------  ------------
                              2005             2005           2004
                         ---------------  --------------  ------------
Grain product line       $        93,125  $       67,234  $   146,737
Swine product line                29,590          20,789       34,207
Poultry product line              33,186          26,612       47,401
Discontinued operations               --              --         (586)
                         ---------------  --------------  ------------
     Sales               $       155,901  $      114,635  $   227,759
                         ===============  ==============  ============


     For the first nine months of 2005 and 2004, sales in Brazil were $27.4 million and $20.2 million, respectively. Long-lived assets in Brazil were $6.0 million at September 30, 2005.

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

     The Company's international sales have historically comprised a significant portion of our total sales. In the first nine months of 2005 and 2004, the Company's international sales accounted for 26% of total sales. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

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

ITEMS  AFFECTING  COMPARABILITY

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, our financial statements shown in Item 1 of this 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to September 30, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the three months and nine months ended September 30, 2005, and our review of the business and operations during such periods as compared to the same periods of 2004.

     As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The financial statements for the three months and nine months ended September 30, 2005 include the following expenses related to purchase accounting: cost of goods sold includes non-cash purchase accounting charges related to inventory fair value adjustments of $2.0 million for the three months ended and $4.6 million for the nine months ended September 30, 2005. Approximately $0.7 million of inventory fair value adjustments will be charged to cost of sales in the last quarter of 2005.

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

     At the end of 2001, the Company began the process of shutting down its Mason City, Iowa plant, which served as the headquarters for its DMC subsidiary. As the Company began the revenue cycle process at its corporate headquarters, cost of sales estimates were understated during 2002, while cost accounting records were being developed for the products previously handled by the Mason City employees, which caused the remaining inherited inventory costs to be overstated by approximately $6,470,000. The Company became aware of the overstatement in early 2003, but erroneously assigned the overstated value to inventory that would flow through the cost of sales over the next few years. This erroneous correction reduced the stated value of the inventory by approximately $2,206,000 in 2003 and $4,264,000 in 2004. During the 2004
year-end closing process, this issue was re-examined, and the Company determined that it would be appropriate to restate the 2002 cost of sales and year-end inventory, the period when the overstatement occurred. This adjustment increased the previously reported net income by $628,000 in the third quarter of 2004 and $1,522,000 for the first nine months of 2004.

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a loan to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income by $729,000 in the third quarter of 2004 and $1,886,000 for the first nine months of 2004.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income by $188,000 in the third quarter of 2004 and $500,000 for the first nine months of 2004.

     Prior to the 2004 closing process, the Company had been using Mexican Pesos as the functional currency of its Mexican subsidiary. During the 2004 closing process, the Company determined that the correct functional currency of its Mexican subsidiary should be U.S. Dollars rather than Mexican Pesos. The effect of this change reduced previously reported net income by $10,000 in the third quarter of 2004 and $26,000 for the first nine months of 2004.

     The Company changed from a stop-loss workers' compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2004 reduced previously reported net income by $82,000 in the third quarter of 2004 and $219,000 for the first nine months of 2004.

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

The Company made adjustments in the first fiscal quarter of 2005 and the first three fiscal quarters of 2004 to correct its allowance for slow moving and obsolete inventory to conform to the Company's historical policy. The effect of these changes reduced net income by $243,000 in the first three months of 2005 and $140,000 and $420,000 in the third fiscal quarter and first nine months of 2004, respectively.

The Company made adjustments in 2004 to expense warranty and research and development costs, which were erroneously included in inventory. The effect of these changes increased quarterly net income by $164,000 in the third fiscal quarter of 2004 and $491,000 in the first nine months of 2004. The Company reclassified warranty and research and development costs out of cost of sales and into operating expenses for 2005 and 2004, which had no effect on net income.

     The Company made adjustments in 2005 and 2004 to correct the amount of overhead that was included in inventory. The previous inventory included an excessive amount of overhead. The effect of these changes reduced net income by $998,000 in the first three months of 2005 and increased net income by $546,000 and $1,639,000 in the third fiscal quarter and first nine months of 2004, respectively.

     The combined effect of these changes reduced net income by $1,241,000 in the first three months of 2005 and increased net income by $570,000 and $1,710,000 in the third fiscal quarter and first nine months of 2004, respectively.

     The impact of the above noted adjustments on the Company's unaudited financial statements for the first three months of 2005, the first nine months of 2004 and for the third fiscal quarter of 2004 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.

                                         AS
                                     PREVIOUSLY     FIRST     AS            SECOND         AS
                                      REPORTED   RESTATEMENT  RESTATED    RESTATEMENT   RESTATED
FIRST THREE  MONTHS OF
2005
Consolidated Balance Sheet:
     Inventory                        $  56,992               $  56,992  $     (5,389)  $  51,533
     Retained earnings                    7,620                   7,620        (5,389)      2,231

Consolidated Statement of Income:
     Cost of sales                       54,750                  54,750         1,241      55,991
     Operating income                     8,935                   8,935        (1,241)      7,694
     Net income (loss)                    5,214                   5,214        (1,241)      3,973
     Basic and diluted income (loss)
     per share                        $    6.31               $    6.31  $      (1.51)  $    4.80


                                          AS
                                      PREVIOUSLY     FIRST           AS          SECOND        AS
                                       REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
FIRST NINE MONTHS OF 2004

Consolidated Balance Sheet:
     Inventory                        $  52,355                  $  52,355   $     (3,699)  $  48,656
     Retained earnings                   18,867                     18,867         (3,699)     15,168

Consolidated Statement of Income:
     Cost of sales                      181,654         (1,489)    180,165         (6,686)    173,479
     Selling, general and
     administrative expenses             26,885          2,222      29,107             --      29,107
     Warranty and R&D expenses               --             --          --          4,976       4,976
     Operating income                    19,319         (1,319)     18,000          1,710      19,710
     Other, net                          (1,331)           174      (1,157)
     Net income (loss)                    7,086         (1,239)      5,847          1,710       7,557
     Basic and diluted income (loss)
     per share                        $    4.85   $      (0.85)  $    4.00   $       1.17   $    5.17




                                          AS
                                      PREVIOUSLY     FIRST           AS         SECOND         AS
                                       REPORTED    RESTATEMENT    RESTATED    RESTATEMENT   RESTATED
THIRD FISCAL QUARTER OF  2004

Consolidated Balance Sheet:
     Inventory                        $  52,355                  $  52,355   $     (3,699)  $  48,656
     Retained earnings                   18,867                     18,867         (3,699)     15,168

Consolidated Statement of Income:
     Cost of sales                       68,315           (605)     67,710         (2,809)     64,901
     Selling, general and
     administrative expenses              9,832            886      10,718             --      10,718
     Warranty and R&D expenses               --             --          --          2,239       2,239
     Operating income                    11,546           (445)     11,101            570      11,671
     Other, net                            (822)           363        (459)
     Net income (loss)                    6,680           (430)      6,250            570       6,820
     Basic and diluted income (loss)
     per share                        $    8.08   $      (0.52)  $    7.56   $       0.69   $    8.25



HISTORICAL  PERFORMANCE

     Our financial statements shown in Item 1 of this 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to September 30, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the three months and nine months ended September 30, 2005, and our review of the business and operations during such periods as compared to the same periods of 2004.

RESULTS  OF  OPERATIONS  (AFTER  SECOND  RESTATEMENT)

     The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                          -------------------------------------   --------------------------------------
                                                                    RESTATED                              RESTATED
                                         SEPTEMBER 30,  2005   OCTOBER 1,  2004  SEPTEMBER 30,  2005   OCTOBER 1,  2004
                                              (UNAUDITED)         (UNAUDITED)      (UNAUDITED)            (UNAUDITED)
                                         --------------------  ----------------- ------------------ --------------------


                                            AMOUNT          %  AMOUNT          %  AMOUNT          %  AMOUNT            %
                                            ---------  ------  ---------  ------  ---------  ------  -----------  ------
Sales                                       $107,723   100.0   $ 89,692   100.0   $270,536   100.0   $  227,759   100.0

Cost of sales                                 78,394    72.8     64,901    72.4    202,409    74.8      173,479    76.2
                                            ---------          ---------          ---------          -----------

   Gross profit                               29,329    27.2     24,791    27.6     68,127    25.2       54,280    23.8

Selling, general and administrative
expenses                                      13,283    12.3     10,718    11.9     43,709    16.2       29,107    12.8
Amortization expense                           1,950     1.8        163     0.2      3,078     1.1          487     0.2
Warranty expense                                 280     0.3      1,348     1.5        103     0.0        2,327     1.0
R&D expense                                      827     0.8        891     1.0      2,512     0.9        2,649     1.2
                                            ---------          ---------          ---------          -----------
 Total operating expenses                     16,340    15.2     13,120    14.6     49,402    18.3       34,570    15.2

Operating income (loss)                       12,989    12.1     11,671    13.0     18,725     6.9       19,710     8.7

Other income (expense):
 Interest expense                             (3,705)   (3.4)    (3,940)   (4.4)   (10,918)   (4.0)     (10,453)   (4.6)
 Other, net                                      282     0.2       (579)   (0.7)     1,076     0.4       (1,157)   (0.5)
                                            ---------          ---------          ---------          -----------

Income (loss) before income tax expense
and minority interest                          9,566     8.9      7,152     8.0      8,883     3.3        8,100     3.6

Minority interest in net income of
subsidiary                                      (119)   (0.1)       (23)    0.0       (279)   (0.1)         (69)    0.0
Income tax provision(benefit)                  4,075     3.8         95     0.1         48     0.0          415     0.2
                                            ---------          ---------          ---------          -----------

Income (loss) before discontinued
operations                                     5,372     5.0      7,034     7.8      8,556     3.2        7,616     3.3

Gain (loss) from discontinued operations,
net of income taxes                               --     0.0       (214)   (0.2)        --     0.0          (59)    0.0
                                            ---------          ---------          ---------          -----------

Net income (loss)                           $  5,372     5.0   $  6,820     7.6   $  8,556     3.2   $    7,557     3.3
                                            =========          =========          =========          ===========


Basic and diluted earnings (loss) per
share                                       $   6.50           $   8.25           $  10.35           $     5.17

Weighted average common shares
Outstanding                                  826,948            826,948            826,948            1,461,281


Three Months Ended September 30, 2005 Compared to Three Months Ended October 1, 2004

     Sales increased 20.1% or $18.0 million to $107.7 million in the third quarter of 2005 compared to $89.7 million in the third quarter of 2004. Grain equipment dollar sales increased by 7.1% during the third quarter of 2005 as compared to the third quarter 2004 driven by higher pricing offset by lower volume. Swine equipment sales increased 57.8% to $20.2 million in the third quarter of 2005 compared to $12.8 million in the third quarter of 2004 due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 36.0% to $23.4 million in the third quarter of 2005 compared to $17.2 million in the third quarter of 2004 primarily due to increased volume in Brazil and South Africa.

     Cost of goods sold increased 20.8% or $13.5 million to $78.4 million or 72.8% of sales in the third quarter of 2005 compared to $64.9 million or 72.4% of sales in the third quarter of 2004. This increase is due in part to the amortization of the inventory step up of fair value of $2.0 million. The improvement in margins is due to increased pricing partially offset by higher material costs, particularly steel costs.

     Gross profit increased to $29.3 million in the third quarter of 2005 or 27.2% of sales from $24.8 million or 27.6% of sales in the same period of 2004. This increase was primarily due to the reasons cited above.

     Operating expenses increased 24.5% or $3.2 million to $16.3 million in the third quarter of 2005 from $13.1 million in the same period of 2004. The increase was primarily due to the increase in amortization expense and selling expenses incurred due to increased revenues.

     Operating income increased to $13.0 million in the third quarter of 2005 from $11.7 million in the third quarter of 2004. Operating income margins decreased to 12.1% of sales in 2005 from 13.0% in 2004.

     Interest expense decreased $0.2 million in the third quarter of 2005 as compared to the third quarter of 2004 due to lower debt balances.

     Net income decreased by $1.4 million to $5.4 million for the third quarter of 2005 from $6.8 million in the same period of 2004.

Nine  Months  Ended  September 30, 2005 Compared to Nine Months Ended October 1,
2004

     Sales increased 18.8% or $42.8 million to $270.5 million in the first nine months of 2005 compared to $227.8 million in the first nine months of 2004. Grain sales increased 9.3% in the first nine months of 2005 to $160.4 million primarily as a result of pricing increases in grain storage products and market share penetration of new products such as grain transportation equipment offset by lower volumes in grain storage. Swine equipment sales increased 47.3% due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 26.2% primarily due to increased volume in Brazil and South Africa.

     Cost of goods sold increased 16.7% or $28.9 million to $202.4 million or 74.8% of sales in the first nine months of 2005 compared to $173.5 million or 76.2% of sales in the first nine months of 2004. This increase is due in part to the amortization of the inventory step up of fair value of $4.6 million. The improvement in margins is due to increased pricing partially offset by higher material costs, particularly steel costs.

     Gross profit increased to $68.1 million in the first nine months of 2005 or 25.2% of sales from $54.3 million or 23.8% of sales in the same period of 2004. This increase was primarily due to the reasons cited above

     Operating expenses increased 42.9% or $14.8 million to $49.4 million in the first nine months of 2005 from $34.6 million in the same period of 2004. The table below outlines the significant increases in operating expenses.



                                        AMOUNT OF
                                        INCREASE

Selling expenses                        $    3,406
Non-cash compensation expense                4,756
Minority interest compensation expense         690
Seller transaction expenses                  3,966
Bad debt reserve for YCII                      627
Amortization                            $    2,591



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

     Operating income decreased to $18.7 million in the first nine months of 2005 from $19.7 million in the first nine months of 2004. Operating income margins decreased to 6.9% of sales in 2005 from 8.7% in 2004.

     Interest expense increased $0.5 million in the first nine months of 2005 as compared to the first nine months of 2004 due to higher borrowing costs.

     Upon conversion from a subchapter "S" corporation to a subchapter "C" corporation the Company recorded a net deferred tax asset of $4.6 million. The conversion of tax status significantly impacted net income for the first nine months of 2005.

     Net income increased by $1.0 million to $8.6 million for the first nine months of 2005 from $ 7.6 million in the same period of 2004.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of September 30, 2005, the Company had $54.0 million of working capital, an increase of $13.7 million from working capital as of December 31, 2004. The increase in working capital was primarily due to increases in cash, accounts receivable and deferred taxes and decreases in customer deposits and current maturities of long-term debt of $38.5 million, partially offset by decreases in inventory, prepaids and other current assets and increases in accounts payable, payroll and payroll related expenses, accrued interest and income taxes payable of $24.6 million.

     Operating activities provided $25.6 million and $9.2 million in cash flow in the first nine months of 2005 and 2004, respectively. This $16.4 million increase in cash flow was primarily the result of increases in net income, depreciation and amortization, non-cash charges related to inventory fair value, stock based compensation, minority interest compensation, accounts payable, accrued expenses, inventory and other current assets of $29.5 million, partially offset by decreases in deferred taxes, accounts receivable and customer deposits of $12.9 million compared to the first nine months of 2004.

     Investing activities used $4.4 million and $2.6 million in cash flow in the first nine months of 2005 and 2004, respectively. The cash was used primarily for the purchase of property, plant and equipment.

     Financing activities used $19.6 million and $7.9 million in cash flow in the first nine months of 2005 and 2004, respectively. The cash was used primarily to pay down debt.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 30, 2005, principal exposed to interest rate risk was limited to $7.5 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.1 million impact on the Company's results of operations.

     At September 30, 2005, approximately 11.7% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian and South African subsidiaries. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar and the South African Rand per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

OVERVIEW

     In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company's management identified material weaknesses in the Company's internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company's debt securities, executive salary accrual methodology, the identification and treatment of relevant workers' compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal quarters ended July 2, 2004 and July 1, 2005. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors. BKD LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2004.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, but they are working diligently to improve them.

CHANGES  IN  INTERNAL  CONTROLS

During the quarter ended September 30, 2005 the following changes were made to the Company's internal controls.
a)     An  Audit  Committee  of  the  Board  of  Directors  was  formed
b) The Company purchased and began planning the implementation of a new ERP computer system. As part of this implementation the Company began a formal process of documentation of accounting processes.
c) The Company began distributing a series of questionnaires to senior management prior to the reporting of quarterly financial results. The questionnaires are aimed specifically at discovering any required disclosures.
d) The Company began the first company wide Operating Plan and budget process to guide the Company's operation during 2006.
e) The Company established and began to staff a manufacturing and inventory accounting function. This function has the primary responsibility of analyzing and reporting manufacturing activities to management and has a secondary focused responsibility for inventory accounting.

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

                                   The  GSI  Group,  Inc.

                                   By:/s/  Randall  Paulfus
                                      ---------------------
                                         Interim  Chief  Financial  Officer


                            DATE:  NOVEMBER 21, 2005

EXHIBIT  31.1

                                 CERTIFICATIONS

I,  Richard  Christman,  certify  that:

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

Date:  November  21,  2005


/s/Richard  Christman
---------------------
Chief  Executive  Officer

EXHIBIT  31.2

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

Date:  November  21,  2005


/s/  Randall  Paulfus
---------------------
Interim  Chief  Financial  Officer

EXHIBIT  32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Christman, as Chief Executive Officer of the Company, and Randall Paulfus, as Interim Chief Financial Officer of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November  21,  2005

     /s/RICHARD  CHRISTMAN
     ---------------------
     Richard  Christman
Chief  Executive  Officer


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



                                                 INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
         ---------------------------------------------------------------------------------------------------------


   3.1*  Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

   3.2*  By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

   31.1  Certification of Chief Executive Officer.

   31.2  Certification of Interim Chief Financial Officer.

   32.1  Section 906 Certification.



____________

* Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.