Form 10-K/A
period 2004-12-31
GSI GROUP INC
filed 2006-01-30
CIK 1050925

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-43089

THE GSI GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	37-0856587
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1004 E. ILLINOIS STREET, ASSUMPTION, ILLINOIS	62510
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (217) 226-4421

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer:  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of April 15, 2005.

Documents Incorporated by Reference: None

EXPLANATORY NOTE – AMENDMENT NO. 2

This Amendment No. 2 to The GSI Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 corrects a computational error regarding earnings per share. The calculation of earnings per share has been corrected in Item 6 - Selected Financial Data; Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; the consolidated financial statements as of December 31, 2004; and Note 18 to the consolidated financial statements - Restatements. In addition, we have added a new note to our restated audited financial statements for the year ended December 31, 2004 describing the correction to the computational error in the earnings per share as reported for such fiscal year, and our independent auditors, BKD, LLP, have included an updated audit opinion that refers to this new note.

Except as described above, this Form 10-K/A does not update or otherwise amend our 2004 10-K as previously filed for changes in events, estimates or other developments subsequent to April 15, 2005 (the date of the original filing of the Annual Report on Form 10-K for our fiscal year ended December 31, 2004). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to April 15, 2005.

EXPLANATORY NOTE – AMENDMENT NO. 1

Amendment No. 1 to The GSI Group Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 included restated consolidated financial statements as of December 31, 2004, 2003 and 2002, and related changes to Item 6 - Selected Financial Data, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges (Unaudited). The accompanying restated consolidated financial statements, including the notes thereto, were also revised to reflect the restatement adjustments. The restatements of our consolidated financial statements as of December 31, 2003 and 2002 contained herein are in addition to the restatement of those financial statements set forth in Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was filed on April 26, 2005.

In addition, Amendment No. 1 included changes to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A - Controls and Procedures - Changes in Internal Controls, which changes were made in response to comments from the staff of the Securities and Exchange Commission on this Item in the 2004 Form 10-K as initially filed and certain other immaterial changes to correct inaccurate information contained in the Form 10-K for the fiscal year ended December 31, 2004 as originally filed.

On May 16, 2005, as reported in our Current Report on Form 8-K dated May 20, 2005, we were acquired by GSI Holdings Corp. Following consummation of this transaction, new management commenced a review of our historical financial condition and results of operations. On July 12, 2005, as reported in our Current Report on Form 8-K of that date, we announced that management, in consultation with our independent auditors, BKD, LLP, had determined that our previously issued consolidated financial statements for the 2004, 2003 and 2002 fiscal years may contain errors and thus should not be relied upon until we were able to ascertain whether a restatement would in fact be required. We determined that it was necessary to restate these financial statements, and included that information in Amendment No. 1.

We, in consultation with our independent auditors, BKD, LLP, determined that it was necessary to restate to correct for historical errors in inventory accounting. The identified errors related to three separate issues:

1) capitalization rates of overhead expense in inventory, which were inconsistent with actual spending;

2) the capitalization of warranty and R&D costs in inventory, which management believes should be expensed in their entirety; and

3) improper application of our policy for establishing reserves for slow moving inventory, which resulted in inadequate historical reserve levels.

Except as described above, Amendment No. 1 did not update or otherwise amend our 2004 10-K for changes in events, estimates or other developments subsequent to April 15, 2005 (the date of the original filing of the Annual Report on Form 10-K for our fiscal year ended December 31, 2004). For a discussion of subsequent events and developments that may be material to investors, please refer to our filings with the Securities and Exchange Commission subsequent to April 15, 2005.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of The GSI Group, Inc. (the “Company”) and business strategies for our operations, all of which are subject to risks and uncertainties. These forward-looking statements are included in various sections of this report. These statements are identified as “forward-looking statements” or by their use of terms (and variations thereof) such as “will,” “may,” “can,” “anticipate,” “intend,” “continue,” “estimate,” “expect,” “plan,” “should,” “outlook,” “believe,” and “seek” and similar terms (and variations thereof) and phrases.

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

GENERAL

The Company is a major worldwide manufacturer of agricultural equipment. The Company believes that it is the largest global manufacturer of both (i) grain storage bins and related conditioning and handling systems and (ii) swine feed storage and delivery, ventilation and confinement systems. The Company is also one of the largest global providers of equipment to the poultry producing industry, providing feed storage and delivery, watering, ventilation and nesting systems. The Company markets its agricultural equipment primarily under its GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names in approximately 75 countries through a network of over 2,500 independent dealers, with whom the Company generally has long-term relationships. The Company’s leading market position in the industry reflects both the strong, long-term relationships it has developed with its customers as well as the breadth, quality and reliability of its products.

Through the Company’s distribution network of independent dealers, the Company markets and sells a broad range of fully integrated grain storage, conditioning and handling products to farm operators and commercial businesses, such as the Archer-Daniels-Midland Company and Cargill, Inc. The end users of the Company’s equipment operate grain farms, feed mills, grain elevators, port storage facilities and commercial grain processing facilities. The Company believes that its grain storage, conditioning and handling equipment is superior to that of its principal competitors on the basis of strength, durability, reliability, design efficiency and breadth of product offering.

The Company markets and sells its feeding and ventilation systems to swine and poultry growers, who purchase equipment through the Company’s distribution network of independent dealers. The Company also markets its products to large integrators, such as Pilgrim’s Pride Corporation, Tyson Foods, Inc. and Smithfield Foods, Inc., who purchase swine and poultry from growers pursuant to contracts that specify that particular agricultural equipment be used in the growing process. The Company believes that its swine and poultry systems are the most effective in the industry in minimizing the feed-to-meat ratio, a key measure of operational efficiency. The Company also believes that its swine and poultry systems are superior to those of its principal competitors due to its proprietary, patented designs and its broad range of fully integrated products and systems.

On April 6, 2005, the Company’s stockholders entered into an agreement to sell all of the issued and outstanding shares of voting and non-voting equity of the Company to an affiliate of Charlesbank Equity Fund V, Limited Partnership. In connection with the consummation of the transaction, it is expected that the Company will refinance or amend its senior credit facility and its 10-1/4% senior subordinated notes due 2007. The consummation of the transaction, which is expected to occur in May 2005, is subject to customary conditions, including the receipt of financing.

The Company was incorporated in Delaware on April 30, 1964. The Company’s principal executive office is located at 1004 East Illinois Street, Assumption, Illinois 62510 and its telephone number is (217) 226-4421.

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

Provider of Fully Integrated Systems with Strong Brand Names. The Company offers a broad range of integrated products and systems that permits customers to purchase all of their grain, swine and poultry production equipment needs through its distribution network of independent dealers. Through the Company’s manufacturing expertise and experience, its GSI, DMC, FFI, Zimmerman, AP and Cumberland brand names have achieved strong recognition in its markets. The Company designs its fully integrated systems to help its end-user customers achieve operational efficiencies and maximize operating results by lowering their total production costs and enhancing their productivity. The Company also believes that its dealers benefit from purchasing fully integrated systems due to the strong after-market support for its end-user customers, lower administrative and shipping costs and the efficiencies they gain from dealing with a single supplier.

Effective Global Distribution Network. The Company believes that it has developed a highly effective global distribution network consisting of over 2,500 independent dealers that market the Company’s products in approximately 75 countries. To ensure a high level of customer service, the Company carefully selects and trains its dealers. This approach to dealer selection and training has helped the Company to maintain a very low turnover rate within its dealer network, thereby providing its end-user customers with consistency and stability of equipment and system supply. As a result, over the last three fiscal years, no domestic dealer representing sales to the Company in excess of $1 million per year has discontinued sales of any of the Company’s principal products in favor of those of a competitor. The Company’s distribution network is also the principal supplier of repair parts to the end users of its products, which enables the Company to maintain strong ongoing relationships with its end-user customers and dealers. These relationships often result in long-term brand loyalty to the Company’s products on the part of end-user customers, and create a steady base of recurring revenues for the Company. For example, within each of the Company’s three product lines (grain, swine and poultry), its 10 largest dealers have been purchasing the Company’s equipment and systems for an average of over 10 years.

Highly Diversified Revenue Base. The Company is well diversified by product line, geography and customer base. The Company sells its products to customers in approximately 75 countries through a network of over 2,500 independent dealers. In each of the last three fiscal years, no single customer or product class represented more than 10% of the Company’s sales.

Experienced Management Team. The Company is led by a management team with significant experience in the agricultural products industry. The Company’s executive management team has an average of 23 years of industry experience, which the Company believes helps it to establish strong, credible customer relationships and identify and respond quickly to market opportunities. The Company’s Chairman and senior management own 100% of the Company’s outstanding common stock, and in the event the pending sale of the Company’s stock is consummated, have committed to purchase a significant portion of the new parent company’s common stock at the same price per share being paid by the purchaser.

BUSINESS STRATEGY

The Company is a major provider of agricultural equipment, and its objective is to continue to pursue profitable growth in its markets. The Company’s business strategy includes the following principal elements:

Capitalize on Favorable Market Conditions and Trends. The Company intends to capitalize on the strong conditions and attractive market trends that exist in its industry. According to the United States Department of Agriculture, or USDA, from 2003 to 2004 U.S. net farm income increased 24% to $74 billion. The Company believes this increase will lead to increased domestic demand for its equipment in 2005. In addition, the Company believes there are several trends that will continue to drive demand for its grain equipment. As described in more detail below under “Industry Overview,” these trends include (i) conversion of domestic cropland from soybeans to corn which continues to result in an increase in the aggregate volume of bushels produced, (ii) growth in demand for corn driven primarily by an increase in ethanol production in the United States, (iii) growth in genetically modified grains, which have greater storage and handling needs, (iv) continued increases in domestic corn yields and (v) continuing consolidation of the grain farm sector and the resulting increase in large scale on-farm grain storage. Demand for the Company’s products is also being driven by producers’ increasing focus on the efficiency of their agricultural equipment and by the increased presence of protein (for example, poultry and pork) in the diets of consumers.

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

Capitalize on Growth in International Markets. The Company believes that it has leading market positions in key international growth markets for grain and livestock equipment, such as Brazil, China and Eastern Europe. The Company intends to continue to leverage its worldwide brand name recognition, leading market positions and international distribution network to capture the growing demand for its products that exists in the international marketplace. The Company also believes that the economic growth occurring in its international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry and pork and, in turn, the Company’s products.

Continue Development of Proprietary Product Innovations. The Company’s research and development efforts focus on the development of new and technologically advanced products to respond to customer demands, changes in the marketplace and new technology. The Company works closely with its customers and capitalizes on existing technology to improve existing products and develop new value-added products. For example, the Company’s HI-LO pan feeder has the unique ability to adjust from floor feeding to regulated feed levels, thereby minimizing the feed-to-meat ratio and increasing growers’ efficiency. The Company intends to continue to actively develop product improvements and innovations to more effectively serve its customers.

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

Demand for agricultural equipment such as the Company’s products is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers’ increasing focus on improving productivity. The USDA projects U.S. net farm income to average $61 billion per year over the next 10 years as compared to an average of $48 billion per year in the 1990s.

Demand for grain equipment is increasing, due in large part to the following factors:

•	Conversion of Domestic Cropland from Soybeans to Corn. U.S. farmers are increasingly converting cropland to corn production due to expanded applications for corn and the increased relative profitability of corn production as compared to soybean production. According to the USDA, 2004 corn yields averaged 160 bushels per acre, compared to an average yield of 43 bushels per acre of soybeans. In addition, the harvesting, processing and distribution of corn is more equipment intensive than that of soybeans, due principally to the greater conditioning needs of corn. These factors are driving demand for additional infrastructure for grain storage, conditioning and handling.

•	Increase in Domestic Ethanol Production. Ethanol, produced from corn, is used as an additive to gasoline. According to the USDA, corn used in ethanol production grew at a compound annual growth rate of 14% from 1997 to 2004. Approximately 12% of 2004 domestic corn production was devoted to the production of ethanol. The USDA projects that demand for ethanol will continue to increase due to, among other factors, continued strong petroleum prices and regulatory bans on methyl tertiary butyl ether (MTBE) as an alternative fuel oxygenate.

•	Proliferation of Genetically Modified Organisms (“GMOs”). GMO acceptance among consumers has been growing, as has the breadth of GMO offerings. In order to ensure traceability, genetically modified grains must be separated during storage, transfer and conditioning, which requires that farmers and processors maintain multiple storage units and related conditioning and handling equipment.

•	Long-term Increases in Corn Yields. The increase in grain production attributable to advancements in seed and fertilizer engineering necessitates additional storage and other equipment to keep pace with production. According to the USDA, from 1984 to 2004, domestic corn production increased from 107 bushels per acre to 160 bushels per acre, which the Company believes resulted, in part, from these engineering changes and other technological advancements.

•	Consolidation of Grain Farm Production. According to the USDA, the percentage of total cropland acreage managed by farms with more than $1 million in annual revenue is projected to increase from 12% in 2004 to 26% in 2010. Larger grain farms are more likely to invest in large on-farm storage facilities due to their ability to afford greater capital goods purchases and their need for greater scale economies.

The Company’s sales of swine and poultry equipment historically have been affected by the level of construction of new facilities undertaken by swine and poultry producers, which is affected by feed prices, environmental regulations and domestic and international demand for pork and poultry. Increases in feed and grain prices, which historically have supported sales of the Company’s grain equipment and systems, have also historically resulted in a decline in sales of feeding, watering and ventilation systems to swine and poultry producers. Demand for the Company’s swine and poultry equipment is also impacted by changes in consumers’ dietary habits, as consumers in the U.S. increase their consumption of poultry and pork and as consumers in developing countries devote larger portions of their income to improved and higher protein-based diets.

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

Grain Product Line

The Company manufactures the following grain production equipment and systems:

Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of over 730,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI brand name. The Company’s grain storage bins are manufactured using high-yield, high-tensile, galvanized steel and are assembled with high-strength, galvanized bolts and anchor brackets. The Company’s grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity. The Company believes that its grain storage bins are the most reliable in the industry.

Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities to dry up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI, DMC, Zimmerman and FFI brand names. The Company’s drying equipment, which includes fans, heaters, top dryers, stirring devices, portable dryers, stack dryers, tower dryers and process dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI and Grain King brand names. The Company’s grain handling equipment can be easily integrated into the Company’s systems and those of its competitors and enables the Company to offer a fully integrated product line to grain producers.

Swine Product Line

The Company manufactures the following swine production equipment and systems:

Feeding Systems. The Company manufactures its swine feeding products under its AP brand name. The Company custom designs a wide array of state-of-the-art feeding systems used in today’s modern swine facilities. These include the popular Flex-Flo auger systems that are typically used to transport feed from the bulk feed storage tanks located outside of the buildings to the inside of the structure. Once inside it is moved either by additional Flex-Flo equipment or is transferred to the Company’s versatile “Chain Disk System”, which makes turns and changes in elevation much more easily. The feed is then delivered to the swine using a wide variety of ad lib feeders that are specifically designed to minimize feed waste by allowing a consistent setting to a predetermined level, provide the swine with a high degree of comfort and be user-friendly to the producer. The Company also manufactures and sells individual feed dispensers, which producers use at times to feed each animal an exact amount of feed daily. All of these systems are highly automated and are designed to address the continually changing, multifaceted production practices in the pork industry, such as “wean to finish” technology (where pigs are started on a feeder at a very young age, using special designs that allow them to feed without being injured) or “sorting technology” (where pigs are sorted by weight daily and fed in accordance with selective parameters).

Ventilation Systems. The Company manufactures ventilation systems for swine buildings under its AP and Airstream brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems perform a critical role in minimizing the grower’s feed-to-meat conversion ratio because they reduce stress caused by extreme temperature fluctuation, allowing for higher-density productions and facilitate optimum swine health through disease prevention. The Company’s swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control. The Company further specializes in designs that work with the new emerging production practices as they are being developed by producers so that the designs are market-ready when these production practices gain more widespread market acceptance.

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

Poultry Product Line

The Company manufactures the following poultry production equipment and systems:

Feeding Systems. The Company manufactures its poultry feeding systems under its Cumberland brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company’s poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company’s poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to help prevent spoilage, and blended to provide uniform quality rations. The Company’s poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners. The Company believes that its patented HI-LO pan feeder is superior to competitors’ products due to its unique ability to adjust from floor feeding for young chicks to regulated feed levels for older birds, thereby lowering the feed-to-meat ratio.

Watering Systems. The Company manufactures nipple watering systems for poultry producers under its Cumberland brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company’s poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components, which units contain a regulator designed to provide different levels of water pressure according to demand. The Company’s poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The Company’s watering nipples are also designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

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

Nesting Systems. The Company manufactures nesting systems for poultry producers under its Cumberland brand name. These systems consist of mechanical nests and egg collection tables. The Company’s nesting systems are manufactured using high-yield, high-tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel. The Company believes that its nesting systems are among the most reliable and cost-effective in the poultry industry.

In 2004, 2003 and 2002, no single customer represented more than 10% of the Company’s sales and no single class of products represented more than 10% of the Company’s sales.

PRODUCT DISTRIBUTION

The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain, swine and poultry producing markets throughout the world. The Company’s dealers sell products to grain, swine and poultry producers, agricultural companies and various other farm and commercial end users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turnover rate among its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high level of commitment its dealers have to the Company is evidenced by the fact that many of the Company’s dealers choose not to sell products of the Company’s competitors.

The Company also maintains a sales force to provide oversight services for its distribution network, interact with integrators and end users, recruit additional dealers for the Company’s products, and educate the dealers on the uses and functions of those products. The Company further supports and markets its products with a technical service and support team, which provides training and advice to dealers and end users regarding installation, operation and service of products and, when necessary, on-site service.

For information regarding the Company’s sales by geographic region, see Note 13 to the Consolidated Financial Statements included in Item 8 hereof.

COMPETITION

The market for the Company’s products is competitive. Domestically and internationally, the Company competes with a few large companies with broad product offerings, such as CTB, Inc. a Berkshire Hathaway company and Big Dutchman International GmbH, and numerous small manufacturers of single product lines. Competition is based on product value, reputation, quality, design and price as well as customer service. The Company believes that its leading brand names, diversified high-quality product lines and strong distribution network enable it to compete effectively. The Company further believes that its ability to offer integrated systems to grain, swine and poultry producers, which significantly lowers their total production costs and enhances their productivity, provides it with a competitive advantage versus competitors that do not provide integrated systems.

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

RAW MATERIALS

The primary raw materials used by the Company to manufacture its products are steel and polymer materials, including PVC pipe, polypropylene and polyethylene. The Company also purchases various component parts, such as motors, that are integrated into the Company’s products. The Company is not dependent on any one of its suppliers and in the past has not experienced difficulty in obtaining materials or components. In addition, materials and components purchased by the Company are readily available from alternative suppliers. The Company has no long-term supply contracts for materials or components, except for steel.

REGULATORY AND ENVIRONMENTAL MATTERS

The Company is subject to a broad range of federal, state, local and foreign laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with releases of hazardous substances at the Company’s facilities and offsite disposal locations, workplace safety and equal employment opportunities. Expenditures made by the Company to comply with such laws and requirements historically have not been material.

BACKLOG

Backlog is not a significant factor in the Company’s business because most of the Company’s products are delivered within a few weeks of their order. The Company’s backlog at December 31, 2004 was $29.9 million compared to $23.4 million at December 31, 2003. The Company believes that the 2004 ending backlog will be filled by the end of 2005.

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

EMPLOYEES

As of December 31, 2004, the Company had 1,515 employees of whom 1,468 were permanent and 47 were seasonal. The Company’s employees are not represented by a union. Management believes that its relationships with the Company’s employees are good.

ITEM 2.	PROPERTIES.

The principal properties of the Company as of April 15, 2005, were as follows:

Location	Owned/Leased	Description of Property

Assumption, Illinois	Own	Manufacturing/Sales

Paris, Illinois	Own	Manufacturing/Assembly

Newton, Illinois	Own	Manufacturing/Assembly

Vandalia, Illinois	Own	Manufacturing/Assembly

Flora, Illinois	Own	Manufacturing/Assembly

Clear Lake, Iowa	Own	Sales/Warehouse

Sioux City, Iowa	Lease	Sales/Warehouse

Marau, Brazil	Lease	Manufacturing/Sales

Penang, Malaysia	Lease	Manufacturing/Sales/Warehouse

Queretero, Mexico	Lease	Sales/Warehouse

Honeydew, South Africa	Lease	Sales/Warehouse

Poznan, Poland	Lease	Sales

Shanghai, China	Lease	Sales/Warehouse

The corporate headquarters for the Company is located in Assumption, Illinois.

The Company’s owned facilities (other than its Brazil facility) are subject to mortgages held by Congress Financial Corporation. The Company’s leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company’s current levels of operation.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved in various legal matters arising in the ordinary course of business which, in the opinion of management, are not expected to have a material adverse affect on the Company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of the Company’s common stock. As of April 15, 2005, the Company had 19 holders of its common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management”.

The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company’s status as a subchapter S corporation. During the years ended December 31, 2004 and December 31, 2003, the Company declared dividends totaling $1.6 million and $1.1 million, respectively. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company’s 10 % Senior Subordinated Notes due 2007 (the “Notes”) and the Company’s credit facility with Congress Financial Corporation (Central) (the “Credit Facility”). Future dividends, if any, will depend upon, among other things, the Company’s operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors of the Company, may deem relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be Purchased under the Plan
7/1/04-8/1/04*	948,052	$15.40	—	—

*	948,052 shares purchased other than through publicly announced plan which was a transaction contemplated and provided by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA.

Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The selected historical consolidated financial data for the years indicated were derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8 hereof.

As discussed in the Note 18 to the Consolidated Financial Statements, certain historical information in the Consolidated Financial Statements has been restated. Please read the Note 18 to the Consolidated Financial Statements for additional information about these restatements. The selected financial data set forth below has been adjusted to reflect these restatements for all periods.

	YEARS ENDED DECEMBER 31,
	2000 RESTATED	2001 RESTATED	2002 RESTATED	2003 RESTATED	2004 RESTATED
INCOME STATEMENT (000’S):
Sales	$243,164	$228,938	$229,518	$236,868	$288,131
Cost of sales	186,847	176,195	187,528	188,197	224,027

Gross profit	56,317	52,743	41,990	48,671	64,104
Operating expenses	39,936	41,160	38,944	41,050	45,352

Operating income	16,381	11,583	3,046	7,621	18,752
Interest expense	(14,997)	(14,397)	(13,010)	(13,215)	(14,104)
Other income (expense)	439	310	(610)	256	(90)

Income (loss) before income taxes	1,823	(2,504)	(10,574)	(5,338)	4,558
Provision (benefit) for income taxes	(657)	(762)	106	(995)	499

Income (loss) from continuing operations	2,480	(1,742)	(10,680)	(4,343)	4,059
Discontinued Operations:
Gain from sale of discontinued operations	—	—	—	—	118
Gain from discontinued operations, net of tax	121	95	303	142	(93)

Income (loss) before minority interest	2,601	(1,647)	(10,377)	(4,201)	4,084
Minority interest in Net Income of subsidiary	—	—	(26)	(77)	(92)

Net income (loss)	$2,601	$(1,647)	$(10,403)	$(4,278)	$3,992

BASIC AND DILUTED EARNINGS PER SHARE:
Continuing operations	$1.40	$(0.98)	$(6.03)	$(2.49)	$3.04
Discontinued operations	$0.07	$0.05	$0.17	$0.08	$0.02

Net income (loss)	$1.47	$(0.93)	$(5.86)	$(2.41)	$3.06

BALANCE SHEET :
Total Assets (000’s)	$161,445	$150,238	$136,898	$129,131	$130,677
Long-term obligations (000’s)	$130,870	$136,211	$139,735	$129,563	$133,963
Dividends per share	$1.05	$0.60	$1.01	$0.65	$1.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 8 hereof.

GENERAL

The Company is a major worldwide manufacturer and supplier of agricultural equipment. The Company’s grain, swine and poultry products are used by producers and purchasers of grain, and by producers of swine and poultry. Demand for our agricultural equipment is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers’ increasing focus on improving productivity in their operations. In addition, fluctuations in grain and feed prices affect our sales, with sustained increases in grain and feed prices increasing demand for our grain equipment and decreasing demand for our swine and poultry equipment. We believe that our diversified product offerings mitigate the effects of fluctuations in the price of grain. Sales of our swine and poultry equipment are also affected by long-term trends in consumer demand for pork and poultry both domestically and internationally.

Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins and grain conditioning and handling equipment in the summer and fall in conjunction with the harvesting season, and swine and poultry producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company’s sales, operating income and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters. Traditionally, this has caused the Company to have increased working capital needs during the second and third quarters as material is purchased and converted to inventory and then receivables during the year.

Although our sales are primarily denominated in U.S. dollars and are not generally affected by currency fluctuations (except for transactions from the Company’s Brazilian operation), our production costs, profit margins and competitive position are affected by the strength of the U.S. dollar relative to the strength of the currencies in countries where our products are sold.

Our international sales have historically comprised a significant portion of our total sales. In 2004, 2003 and 2002, the Company’s international sales accounted for 35.1%, 34.4% and 36.6% of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

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

The Company currently operates as a subchapter S corporation and, accordingly, is not subject to federal income taxation for the periods for which financial information has been presented herein. Because the Company’s stockholders are subject to tax liabilities based on their pro rata shares of the Company’s income, the Company’s policy is to make periodic distributions to its stockholders in amounts equal to such tax liabilities. The Company intends to continue this policy.

RESTATEMENT

FIRST RESTATEMENT

During the Company’s year-end review of 2004, it discovered unintentional accounting errors in prior years’ financial statements. The errors have been corrected in the accompanying 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

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

In 1997, the Company’s majority stockholder began selling non-voting shares to certain employees. The Company’s majority stockholder helped finance each employee’s purchase with a non-recourse, loan (in the form of interest-bearing notes) to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company’s financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810, respectively.

In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary’s stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

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

In 2001, 2002 and 2003, the Company’s CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The Company did not accrue these amounts in those years. The effects of accruing compensation for the Company’s CEO reduced previously reported 2003, 2002 and 2001 net income by $100,000, $507,515 and $257,000, respectively.

The Company changed from a stop-loss workers’ compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2003, 2002 and 2001 reduced previously reported net income by $289,506, $698,246 and $603,090, respectively.

The Company also made adjustments in 2003, 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

SECOND RESTATEMENT

Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years’ financial statements. The errors have been corrected in the accompanying 2004, 2003 and 2002 financial statements. A description of the errors and related impact on each of the financial statements follows. Amounts are stated in whole dollars.

The Company made adjustments in 2004, 2003 and 2002 to correct its allowance for obsolete inventory to conform to the Company’s historical policy. The effect of these changes reduced net income by $559,000 in 2004 and $1,307,000 in 2002, and increased net income by $283,000 in 2003.

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

The financial statement impact of the above noted adjustments is indicated in the table below stated in thousands of dollars except for per share line items:

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2004
Consolidated Balance Sheet:
Inventory	$53,588	—	—	$(4,935)	$48,653
Retained earnings	3,944	—	—	(4,935)	(991)
Consolidated Statement of Income:
Cost of sales	226,310	—	—	(2,283)	224,027
Operating income	16,469	—	—	2,283	18,752
Net income	1,709	—	—	2,283	3,992
Basic and diluted earnings per share	$1.31	—	—	$1.75	$3.06

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
Inventory	$54,165	$(4,562)	$49,603	$(7,218)	$42,385
Payroll and payroll related expenses	3,071	565	3,636	—	3,636
Other accrued expenses	4,057	1,891	5,948	—	5,948
Paid in capital	3,006	574	3,580	—	3,580
Accumulated other comprehensive loss	(11,929)	345	(11,584)	—	(11,584)
Retained earnings	12,531	(8,678)	3,853	(7,218)	(3,365)
Consolidated Statement of Income:
Cost of sales	190,694	(995)	189,699	(1,502)	188,197
Selling, general and administrative expenses	36,591	3,365	39,956	—	39,956
Operating income	9,290	(3,171)	6,119	1,502	7,621
Foreign currency transaction loss	(102)	(212)	(314)	—	(314)
Other, net	(3,544)	3,749	205	—	205
Minority interest in net income of subsidiary	—	(77)	(77)	—	(77)
Net income (loss)	(6,232)	452	(5,780)	1,502	(4,278)
Basic and diluted earnings per share	$(3.51)	$0.25	$(3.26)	$0.85	$(2.41)

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2002 (Note *)
Consolidated Statement of Income:
Cost of sales	$176,836	$6,485	$183,321	$4,207	$187,528
Selling, general and administrative expenses	36,767	931	37,698	—	37,698
Operating income	15,787	(8,534)	7,253	(4,207)	3,046
Foreign currency transaction loss	(468)	(323)	(791)	—	(791)
Minority interest in net income of subsidiary	—	(26)	(26)	—	(26)
Net income (loss)	2,330	(8,526)	(6,196)	(4,207)	(10,403)
Basic and diluted earnings per share	$1.31	$(4.80)	$(3.49)	$(2.37)	$(5.86)

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

Operating expenses increased 10.5%, or $4.3 million, to $45.4 million in 2004 from $41.1 million in 2003. This increase in operating expenses was the result of a $2.0 million year-over-year increase in stock-based compensation, a $7.2 million increase in expenses associated with the simultaneous purchase and sale of FarmPRO in December 2004, offset in part by $1.8 million in lower litigation and other expenses in 2004 relating to a dispute with the Yemen Company for Industrial Investment (“YCII”) and cost reduction initiatives. As a percentage of sales, operating expenses decreased to 15.7% in 2004 from 17.3% in 2003.

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

The Company’s working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2004, the Company had $40.3 million of working capital, a decrease of $2.8 million as compared to its restated working capital as of December 31, 2003. This decrease in working capital was due largely to an increase in current maturities of long-term debt and a decrease in accounts receivable, partially offset by an increase in inventory.

The change in the Company’s accounts receivable balance from 2003 to 2004 was attributable to a combination of the following factors:

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

(d) Increase in Reserve for Doubtful Accounts: GSI’s reserve for doubtful accounts increased to $3.4 million during the fiscal year 2004.

From 2003 to 2004, on a restated basis, total inventory increased by 15%, while cost of goods, on a restated basis, increased by 19%. A more specific discussion of the year over year change in the components of inventory follows:

(a) Raw materials: Raw material inventory increased 67% from 2003 to 2004. This was driven by i) growth in sales driven by favorable trends in GSI’s end markets (which management expects to continue in 2005); and ii) opportunistic purchases by management of raw materials during the 4th quarter in anticipation of rising steel costs in 2005.

(b) Work-in-process: Work in process inventory decreased by 49% during the year as a result of continuing implementation of lean manufacturing techniques as well as improved tracking and monitoring of work in process inventory in GSI’s plants.

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

The Company’s capital expenditures totaled $6.3 million, $1.7 million and $5.2 million in 2004, 2003 and 2002, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2005 will be less than that of 2004.

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

On October 31, 2003, The GSI Group, Inc. (the “Company”) entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75.0 million, subject to various conditions including borrowing base availability to replace the Company’s then-existing senior credit facility, which provided for maximum outstanding borrowings of $60.0 million. Revolving loans and letters of credit under the credit facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan (which was subsequently increased to $20.8 million as described below) due October 31, 2006 is also included in the credit facility. Revolving loan borrowings bear interest at a rate per annum as elected by the Company equal to 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both being based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate (which was subsequently decreased as discussed below).

On July 9, 2004, the Company’s credit facility was amended to provide for an additional $14.6 million term loan (approximately $6.2 million of the original term loan then remained outstanding). The Company used the proceeds from the increased term loan to repurchase shares of the Company’s voting common stock from Craig Sloan upon his retirement from the Company. In connection with that amendment, Mr. Sloan and Congress Financial Corporation (Central) entered into a capital call agreement that requires Mr. Sloan to either make an investment in the Company or purchase a participation in the revolving loans if certain conditions are met.

On October 19, 2004, the Company’s credit facility was amended to decrease the interest rate on the term loan to 6.75% over Prime Rate (subject to an 11% minimum and a 13.25% maximum) and to permit additional term loans on or prior to April 19, 2005, subject to various conditions including an aggregate limit of $17.5 million for all term loans and restrictions on reducing the term loans below $8 million.

On February 2, 2005, the Company’s credit facility was amended to permit under certain conditions the payment of annual dividends in an amount not to exceed $2 million in the aggregate.

The Company’s credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company’s stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial ratios and tests, including maintenance of a minimum EBITDA, a senior debt to EBITDA ratio and a fixed charge coverage ratio.

The Company’s credit facility contains various events of default, including defaults relating to payments, breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, defaults on other indebtedness, certain liens and encumbrances on assets and certain changes of control of the Company.

Borrowings under the credit facility are secured by substantially all of the Company’s assets.

As of December 31, 2004, in addition to $11.0 million of outstanding term loans, the Company had $23.5 million of revolving loans outstanding and $4.4 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $14.8 million.

CONTRACTUAL OBLIGATIONS

	TOTAL	PAYMENT S DUE BY PERIOD			THEREAFTER
		2005	2006	2007
Long-Term Debt Obligations (a)	$139,130	$5,167	$34,483	$99,480	—
Operating Lease Obligations (b)	4,624	1,539	1,265	952	868
Purchase Obligations (c)	79,300	43,200	36,100	—	—
Consulting Contract (d)	924	504	420	—	—
Interest Obligation (e)	30,750	10,250	10,250	10,250	—
Total	$254,728	$60,660	$82,518	$110,682	$868

(a)	Included principal payments due on long-term debt. For additional information, see note 9 “Long-term debt”.

(b)	For U.S. operations only. Lease obligations of foreign subsidiaries are not material and therefore not included. For additional information, see note 12 “Commitments and Contingencies”.

(c)	Purchase obligation amounts represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business.

(d)	Consulting Contract is with BMA Consulting.

(e)	Interest related to the 10-1/4% Senior Subordinated Notes.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than our historical experience, our estimates of the recoverability of amounts due to us could be overstated, which could have an adverse impact on our revenue.

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

INVENTORY

Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out” (“FIFO”) method. As of December 31, 2004, the Company’s policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over the trailing 36 month sales volumes for all finished goods and work in progress inventory, unless such excess amounts relate to newly introduced SKUs for which the Company has no long term sales history, in which case no reserve is applied. The Company did not have in place a policy for reserving for raw material inventory.

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

COMPENSATION EXPENSE

In 1997, the majority shareholder sold non-voting shares to certain employees at ‘arm’s length market value price. The majority shareholder helped finance each employee purchase with a non-recourse interest-bearing note with each employee with the shares being held as collateral against that note. The Company ascertains the market value of those shares at each quarter-end to determine if compensation expense should be recorded to comply with generally accepted accounting principles.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2004, principal exposed to interest rate risk was limited to $39.9 million in variable rate debt. The interest rates on the Company’s various debt instruments range from 4.25% to 12.25%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. By this measure, a change in the interest rate of 1% would change the Company’s earnings by $0.4 million.

At December 31, 2004, approximately 12.5% of the Company’s sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company’s exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company’s exposure to such exchange rate risk as it relates to the Company’s financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The GSI Group, Inc.

We have audited the accompanying consolidated balance sheets of The GSI Group, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $25.4 and $19.7 million as of December 31, 2004 and 2003 and total revenue of $35.0, $21.5 and $20.9 for 2004, 2003 and 2002. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.

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

Decatur, IL

March 18, 2005, except for Note 18 as to which the date is August 10, 2005 and Note 20 as to which the date is January 27, 2006

/s/ BKD LLP

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Agromarau Ind stria e Com rcio Ltda. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and changes in financial position for the year then ended, all expressed in Brazilian reais. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements for the years ended December 31, 2003 and 2002, were examined by other auditors, and them report is an unqualified opinion.

Porto Alegre, Rio Grande do S-l - Brazil

January 21, 2005

ROKEMBACH & CIA. AUDITORES	Roger Arthur Lahm
Independent Auditors	Engagement Partner
CRCRS n 3.663	CRCRS n . 46.161

Report of Independent Auditors to the Members of GSI Group Africa (Proprietary) Limited

We have audited the annual financial statements of GSI Group Africa (Proprietary) Limited set out on pages 3 to 16 for the year ended 31 December 2004. These financial statements are the responsibility of the company’s directors. Our responsibility is to express an opinion on these financial statements based on our audit.

SCOPE

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), except for PCAOB Auditing Standard No.-2”- “An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements”. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes:

•	Examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,

•	Assessing the accounting principles used and significant estimates made by management, and

•	Evaluating the overall financial statement presentation.

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

PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES)

Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No.-2”- “An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements”.

PricewaterhouseCoopers Inc.

Chartered Accountants (SA)

Registered Accountants and Auditors

Pretoria

13 April 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Agromarau Industria e Comercio Ltda. (the “Company”) as of December 31, 2003 and 2002, and the related statements of income, changes in shareholders’ equity and changes in financial position for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

DELOITTE TOUCHE TOHMATSU

Auditores Independentes

January 23, 2004

Porto Alegre, RS, Brazil

THE GSI GROUP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2004 RESTATED	2003 RESTATED
ASSETS
Current Assets:
Cash and cash equivalents	$2,304	$3,439
Accounts receivable, net	24,656	27,083
Inventories, net	48,653	42,385
Prepaids	3,489	4,468
Other	3,416	2,882

Total current assets	82,518	80,257

Property, Plant and Equipment, net	32,548	32,673

Other Assets:
Goodwill	10,264	10,100
Other intangible assets, net	1,494	2,143
Deferred financing costs, net	2,449	2,773
Deferred taxes, net	1,309	1,077
Other	95	108

Total other assets	15,611	16,201

Total assets	$130,677	$129,131

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$16,629	$17,139
Payroll and payroll related expenses	4,652	3,636
Deferred income taxes	—	12
Accrued warranty	2,764	1,379
Other accrued expenses	5,881	5,948
Customer deposits	7,090	8,875
Current maturities of long-term debt	5,167	148

Total current liabilities	42,183	37,137

Long-Term Debt, less current maturities	133,963	129,563

MINORITY INTEREST	1,366	741
Stockholders’ Deficit:
Common stock, $.01 par value, voting (authorized 6,900,000 shares; issued 6,633,652 shares; outstanding 626,948 shares at December 31, 2004 and 1,575,000 shares at December 31, 2003)	16	16
Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares; issued 1,059,316 shares; outstanding 200,000 shares)	2	2
Additional paid-in capital	5,821	3,580
Accumulated other comprehensive loss	(10,124)	(11,584)
Retained earnings	(991)	(3,365)
Treasury stock, at cost, voting (6,006,704 shares at December 31, 2004 and 5,058,652 shares at December 31, 2003)	(41,550)	(26,950)
Treasury stock, at cost, nonvoting (859,316 shares)	(9)	(9)

Total stockholders’ deficit	(46,835)	(38,310)

Total liabilities and stockholders’ deficit	$130,677	$129,131

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	2004 RESTATED	2003 RESTATED	2002 RESTATED
Sales	$288,131	$236,868	$229,518
Cost of sales	224,027	188,197	187,528

Gross profit	64,104	48,671	41,990
Selling, general and administrative expenses	37,551	39,956	37,698
FarmPro loss	7,152	—	—
Amortization expense	649	1,094	1,246

Total operating expenses	45,352	41,050	38,944

Operating income	18,752	7,621	3,046
Other income (expense):
Interest expense	(14,104)	(13,215)	(13,010)
Interest income	446	615	411
Loss on sale of fixed assets	(452)	(250)	(353)
Foreign currency transaction loss	(146)	(314)	(791)
Other, net	62	205	123

Income (loss) from continuing operations before income taxes	4,558	(5,338)	(10,574)
Income tax provision (benefit)	499	(995)	106

Income (loss) from continuing operations	4,059	(4,343)	(10,680)
Discontinued operations:
Gain from sale of discontinued operations	118	—	—
Gain (loss) from discontinued operations, net of income taxes	(93)	142	303

Income (loss) before minority interest	4,084	(4,201)	(10,377)
Minority interest in net income from subsidiary	(92)	(77)	(26)

Net income (loss)	$3,992	$(4,278)	$(10,403)

Basic and diluted earnings (loss) per share	$3.06	$(2.41)	$(5.86)

Weighted average common shares outstanding	1,304,870	1,775,000	1,775,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT SHARE DATA)

	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Voting		Nonvoting
	Shares Outstanding	Amount	Shares Outstanding	Amount
Restated Balance, December 31, 2001	1,575,000	$16	200,000	$2	$3,006	$(10,286)
Restated net loss	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	90	—
Other comprehensive loss-foreign currency
Translation adjustments	—	—	—	—	—	(3,804)
Dividends	—	—	—	—	—	—

Restated Balance, December 31, 2002	1,575,000	$16	200,000	$2	$3,096	$(14,090)
Restated net loss	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	484	—
Other comprehensive loss-foreign currency
Translation adjustments	—	—	—	—	—	2,506
Dividends	—	—	—	—	—	—

Restated Balance, December 31, 2003	1,575,000	$16	200,000	$2	$3,580	$(11,584)
Net income	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,241	—
Other comprehensive loss-foreign currency
Translation adjustments	—	—	—	—	—	1,460
Dividends	—	—	—	—	—	—
Purchase of treasury stock	(948,052)	—	—	—	—	—

Balance, December 31, 2004	626,948	$16	200,000	$2	$5,821	$(10,124)

	Retained Earnings	Treasury Stock				Total Stockholders’ Deficit	Comprehensive Income (Loss)
		Voting		Nonvoting
		Shares	Amount	Shares	Amount
Restated Balance, December 31, 2001	$14,257	5,058,652	$(26,950)	859,316	$(9)	$(19,964)
Restated net loss	(10,403)	—	—	—	—	(10,403)	$(10,403)
Stock based compensation	—	—	—	—	—	90	—
Other comprehensive loss-foreign
Currency translation adjustments	—	—	—	—	—	(3,804)	(3,804)

Comprehensive loss							$(14,207)

Dividends	(1,795)	—	—	—	—	(1,795)

Restated Balance, December 31, 2002	$2,059	5,058,652	$(26,950)	859,316	$(9)	$(35,876)
Restated net loss	(4,278)	—	—	—	—	(4,278)	$(4,278)
Stock based compensation	—	—	—	—	—	484	—
Other comprehensive loss-foreign
Currency translation adjustments	—	—	—	—	—	2,506	2,506

Comprehensive loss							$(1,772)

Dividends	(1,146)	—	—	—	—	(1,146)

Restated Balance, December 31, 2003	$(3,365)	5,058,652	$(26,950)	859,316	$(9)	$(38,310)
Net income	3,992	—	—	—	—	3,992	$3,992
Stock based compensation	—	—	—	—	—	2,241	—
Purchase of treasury stock	—	948,052	(14,600)	—	—	(14,600)	—
Other comprehensive loss-foreign
Currency translation adjustments	—	—	—	—	—	1,460	1,460

Comprehensive loss							$5,452

Dividends	(1,618)	—	—	—	—	(1,618)

Balance, December 31, 2004	$(991)	6,006,704	$(41,550)	859,316	$(9)	$(46,835)

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	2004 RESTATED	2003 RESTATED	2002 RESTATED
Cash Flows From Operating Activities:
Net income (loss)	$3,992	$(4,278)	$(10,403)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,303	6,350	7,065
Amortization of deferred financing costs and debt discount	916	928	643
Loss on sale of assets	452	249	353
Deferred taxes	(244)	(1,473)	(188)
Minority interest in net income of subsidiaries	92	77	26
Minority interest compensation expense	533	263	375
Stock-based compensation	2,241	484	90
Changes in:
Accounts receivable, net	2,427	(3,809)	5,708
Inventories, net	(6,268)	6,399	2,007
Other current assets	445	(50)	(180)
Accounts payable	(510)	6,076	(1,184)
Payroll and payroll related expenses	1,016	84	(839)
Billings in excess of costs	—	—	(257)
Accrued warranty	1,385	38	(690)
Other accrued expenses	(67)	303	87
Customer deposits	(1,785)	1,716	955

Net cash flows provided by operating activities	9,928	13,357	3,568

Cash Flows From Investing Activities:
Capital expenditures	(6,322)	(1,739)	(5,170)
Proceeds from sale of fixed assets	1,657	2,742	1,299
Other	13	687	(11)

Net cash flows provided by (used in) investing activities	(4,652)	1,690	(3,882)

Cash Flows From Financing Activities:
Payments on shareholder loans	(2,295)	(2,194)	(684)
Proceeds from shareholder loans	7,146	1,574	1,452
Proceeds from issuance of long-term debt	1,850	—	—
Payments on debt	—	(15,227)	(4,512)
Net borrowings under line-of-credit agreement	2,881	2,242	7,800
Purchase of treasury stock	(14,600)	—	—
Dividends	(1,619)	(1,146)	(1,795)
Other	169	(106)	(1,580)

Net cash flows provided by (used in) financing activities	(6,468)	(14,857)	681

Effect of Exchange Rate Changes on Cash	57	313	(259)

CHANGE in Cash and Cash Equivalents	$(1,135)	$503	$108
Cash and Cash Equivalents, beginning of year	3,439	2,936	2,828

Cash and Cash Equivalents, end of year	$2,304	$3,439	$2,936

The accompanying notes to consolidated financial statements are an integral part of these statements

THE GSI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

The GSI Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”) manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company’s product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company’s headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and China and selling and distribution operations in Mexico, South Africa and Poland.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying financial statements reflect the consolidated results of the Company. All intercompany transactions and balances have been eliminated. The Company records income or loss on the sales to its foreign subsidiaries. That income or loss is not recognized until the inventory is sold by the subsidiary. There were no significant differences between the foreign subsidiaries accounting principles pertinent to the countries they are domiciled in and those accounting principles generally accepted in the United States of America. The Company’s subsidiaries are as follows:

COMPANY NAME	LOCATION
The GSI Asia Group Sdn.Bhd.	Malaysia
The GSI Group Africa (Proprietary) Limited	South Africa
The GSI Group Europe Limited	Great Britain
GSI Cumberland de Mexico, S. de R.L. de C.V.	Mexico
Agromarau Industria E Comercio Ltda.	Brazil
The GSI Group (Shanghai) Co., Ltd.	China
The GSI Agricultural Equipments (Shanghai) Co., Ltd.	China

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit or may not be covered by insurance in the Company’s foreign operations. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair value. The Company primarily serves customers in the agricultural industry. This risk exposure is limited due to the large number of customers comprising the Company’s customer base and its dispersion across many geographic areas. The Company grants unsecured credit to its customers. In doing so, the Company reviews a customer’s credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers, and, as a consequence, believes that its trade accounts receivable risk is limited. The Company limits its international exposure to credit risk through the purchase of insurance.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company’s lines of credit, notes and other payables, except for 10  1/4% senior subordinated notes due 2007, approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics. The fair value of the Notes was approximately $94.6 million (book value of $99.5 million) and $68.8 million (book value of $98.2 million) at December 31, 2004 and 2003, respectively, based on market price.

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

Inventories

Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out” (“FIFO”) method. As of December 31, 2004, the Company’s policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over the trailing 36 month sales volumes for all finished goods and work in progress inventory, unless such excess amounts relate to newly introduced SKUs for which the Company has no long term sales history, in which case no reserve is applied. The Company did not have in place a policy for reserving for raw material inventory.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.

YEARS
Building and Improvements	10 - 25
Machinery and Equipment	3 - 10
Office Equipment and Furniture	3 - 10

Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Product Warranties

The Company provides limited warranties on certain of its products, for periods up to 1 year. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management’s estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year.

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

Translation of Foreign Currency

The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The Company’s foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company’s foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company’s foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated Statements of Stockholders’ Deficit. For Mexico, exchange losses from translations for the years ended December 31, 2004, 2003 and 2002 have been recorded in the accompanying Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Diluted earnings per share equals basic earnings per share for all periods presented.

Self Insurance

The Company has elected to self-insure certain costs related to health insurance, workers’ compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $3.3 million, $2.5 million and $2.0 million at December 31, 2004, 2003 and 2002, respectively.

Change in Accounting Principle

On January 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Asset (“Statement No. 142”). Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The adoption of Statement No. 142 had the affect of increasing 2002 net income by $0.3 million.

During 2003, the Company changed its method of accounting and financial reporting for guarantees by adopting the provisions of FASB Interpretation No. 45 (“FIN 45”). The adoption of FIN 45 did not have a material impact on the Company’s results of operation or financial position.

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

Thirteen Week Fiscal Periods

The Company uses thirteen-week fiscal quarter periods for operational and financial reporting purposes. The Company’s year-end will continue to be December 31.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 4”, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position

4.	TRADE RECEIVABLES ALLOWANCE

The following summarizes trade receivables allowance activity for the years ended December 31, 2002, 2003 and 2004 (in thousands):

AMOUNT
Balance, December 31, 2001	$2,117
Increase to operating expense	1,824
Charge to allowance	(883)

Balance, December 31, 2002	3,058
Increase to operating expense	936
Charge to allowance	(1,265)

Balance, December 31, 2003	2,729
Increase to operating expense	904
Charge to allowance	(231)

Balance, December 31, 2004	$3,402

5.	BUSINESS SEGMENT

In January 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (“SFAS 31”). The Company has no separately reportable segments under this standard. Under the enterprise-wide disclosure requirements of SFAS 131, the Company reports sales, by each group of product lines. Amounts for the years ended December 31, 2004, 2003 and 2002 are as shown in the table below (in thousands):

	DECEMBER 31,
	2004	2003	2002
Grain product line	$177,622	$140,290	$123,599
Swine product line	46,809	42,152	51,091
Poultry product line	64,348	55,227	55,946
Discontinued operations	(648)	(801)	(1,118)

Sales	$288,131	$236,868	$229,518

For the years ended December 31, 2004, 2003 and 2002, sales in Brazil were $28.9 million, $17.4 million and $18.3 million, respectively. Net income in Brazil was $1.3 million, $1.4 million and $1.3 million in 2004, 2003 and 2002, respectively. Long-lived assets in Brazil were $4.3 million and $2.7 million at December 31, 2004 and 2003, respectively.

6.	RISKS AND UNCERTAINTIES

International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company’s international operations.

7.	DETAIL OF CERTAIN ASSETS AND LIABILITIES

	AS OF DECEMBER 31,
	2004 RESTATED	2003 RESTATED
	(IN THOUSANDS)
Accounts Receivable
Trade receivables	$28,058	$29,812
Allowance for doubtful accounts	(3,402)	(2,729)

Total	$24,656	$27,083

Inventories
Raw materials	$22,876	$13,653
Work-in-process	7,581	14,843
Finished goods	18,196	13,889

Total	$48,653	$42,385

Property, Plant and Equipment
Land	$803	$809
Buildings and improvements	25,061	23,660
Machinery and equipment	48,277	47,863
Office equipment and furniture	9,242	8,917
Construction-in-progress	488	—

	83,871	81,249
Accumulated depreciation	(51,323)	(48,576)

Property, plant and equipment, net	$32,548	$32,673

Intangible Assets
Goodwill	$10,264	$10,100

Non-compete agreements	$8,227	$8,227
Accumulated amortization	(6,869)	(6,250)

Total	$1,358	$1,977

Patents and other intangible assets	$383	$383
Accumulated amortization	(247)	(217)

Total	$136	$166

Deferred Financing Costs
Deferred financing costs	$7,008	$6,253
Accumulated amortization	(4,559)	(3,480)

Total	2,449	$2,773

Accrued Warranty
Beginning reserve	$1,379	$1,340
Increase to expense	3,012	2,585
Charge to reserve	(1,627)	(2,546)

Ending reserve	$2,764	$1,379

Amortization of patents and non-compete agreements are as follows (in thousands):

2005	$397
2006	$364
2007	$131
2008	$131
2009	$113

8.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid approximately $12.6 million, $12.4 million and $12.3 million in interest during the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid income taxes of $30,502, $6,241 and $34,836 during the years ended December 31, 2004, 2003 and 2002, respectively.

9.	LONG-TERM DEBT

Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Congress Financial Corporation (Central) revolving line of credit	$23,511	$19,541
Congress Financial Corporation (Central) term note	10,972	12,500
Stockholder note, unsecured, payable on demand, under the same interest terms as the Congress Financial Corporation (Central) revolving line of credit	5,000	148
10.25% senior subordinated notes payable, principal due November, 2007, net of Unamortized debt discount of $792 and $628 as of December 31, 2004 and 2003, Respectively; amortization of debt discount was $157 and $178 for the years ended December 31, 2004 and 2003, respectively; interest is payable semi-annually each May 1 and November 1	99,208	97,522
Brazil note, secured by equipment, interest rate is LIBOR plus 4.5%, principal due long term debt August 10, 2007	439	—

Total	139,130	129,711
Less:
Current maturities	5,167	148

Total long-term debt	$133,963	$129,563

Maturities of long-term debt during the next three years are as follows (in thousands):

2005	$5,167
2006	34,483
2007	99,480

Total	$139,130

In November 1997, the Company issued $100 million aggregate principal of senior subordinated note (“Notes”) which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined in the indenture governing the Notes), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the Company’s senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2004.

In 2002, a stockholder of the Company extended an additional loan to the Company for $1.5 million which is payable on demand. It has revolver type characteristics where the rate and outstanding balance can fluctuate depending on the terms of the Company’s senior credit facility. As of December 31, 2004, this loan has the same interest terms as the Congress Financial Corporation (Central) revolving line of credit and the balance of the loan was $5.0 million and is included in current maturities of long-term debt.

On October 31, 2003, The GSI Group, Inc. (the “Company”) entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75,000,000 subject to borrowing base availability (the “Credit Facility”) to replace the Company’s existing senior credit facility, which provided for maximum outstanding borrowings of $60,000,000. Revolving loans and letters of credit under the Credit Facility are based on a borrowing base, which includes accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 is also included in the Credit Facility. The revolving loan borrowings bear interest at a floating rate per annum equal to (at the Company’s option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bear interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility requires the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility are secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $23.5 million of revolving loans outstanding and $4.4 million of standby letters of credit, which reduced the overall availability on the line to $14.8 million as of December 31, 2004.

On July 9, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the “Credit Facility”) to provide for term loans up to a maximum of $20.8 million, as well as to increase the Sloan Participation Obligations set forth therein from $2.5 million to $5.0 million. Proceeds from the increased term loan were used to purchase Voting Common Stock from Craig Sloan upon his retirement. A Capital Call Agreement was also signed on this date requiring Mr. Sloan to invest in the Company, if Excess Availability, as defined in the Credit Facility, falls below $5.0 million, in an amount that causes such availability to be at least $10.0 million.

On October 19, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the “Credit Facility”) to decrease the interest rate on the term note by 1.25% and to provide for a revolving feature where the line can be between $8.0 million and $17.5 million for the period between October 19, 2004 and April 19, 2005.

On December 4, 2003, the Company purchased $1.7 million of the Notes at a 25% discount that resulted in a gain of $0.4 million. On May 13, 2004, the Company sold $1.8 million of Senior Subordinated Notes at a 23.5% discount that resulted in a loss of $0.4 million, which is being amortized over the remaining life of the bonds.

10.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2004, 2003 and 2002, the Company provided a 25% matching contribution up to 1% of the employees’ compensation. Company contributions to this plan were $245,027, $244,366 and $245,630 during 2004, 2003 and 2002, respectively.

Stock Based Compensation Plan

The Company’s majority stockholder has, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes are interest bearing and pre-payable. The shares are sold subject to a Shareholders” Agreement, as described below. The Company accounts for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As the market value of the underlying common stock exceeds the purchase price, the Company records compensation cost for the difference. For the years 2004, 2003 and 2002, the Company has recognized $2,241,354, $484,097 and $89,511 of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003 and 2002 by $62,584 and $113,647, respectively. The 2004 dividend that was classified as compensation expense was $381,178.

A summary of the status of the plan at December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004	2003	2002
Outstanding shares, beginning of year	89,958	92,356	106,433
Shares sold by Craig Sloan	101,684	599	—
Shares purchased by Craig Sloan	599	2,997	14,077

Outstanding shares, end of year	191,043	89,958	92,356

The Stockholder Agreements generally (i) provide that the holders of a majority of the stock may sell all of their shares at any time if the other stockholders are entitled to participate in such sale on the same terms and conditions, and that the holders of a majority of the stock may require the other stockholders to sell all their stock at the same time on the same terms and conditions, (ii) establish that the stockholders are restricted in their ability to sell, pledge or transfer such shares, (iii) grants rights of first refusal, first to the Company and then to all non-transferring stockholders, with respect to the transfer of any shares, (iv) require that an affirmative vote by a majority of the Company’s voting stockholders is required to approve certain corporate matters and (v) establish procedures for the optional purchase of shares by the Company (subject to compliance with the terms of the Indenture) or any remaining voting stockholders upon the death, permanent disability or termination of employment of any stockholder. The Stockholder Agreements also (i) provide that the holders of a majority of the Company’s shares may cause the Company to register their shares in an underwritten public offering and (ii) grant piggy-back registration rights to the stockholders in the event of an underwritten public offering.

11.	INCOME TAX MATTERS

The Company has elected to be treated as a subchapter S corporation for income tax purposes. Accordingly, no provision for federal income taxes related to the Company has been recorded. Earnings or losses of the Company are reported on the personal income tax returns of the stockholders. At December 31, 2004, all of the Company’s foreign subsidiaries are eligible foreign entities which have elected to be classified as a partnership or disregarded as a separate entity under U.S. Treasury Regulation Section 301.7701. As a result, earnings or losses of the foreign subsidiaries are not subject to U.S. tax except as reported on the personal income tax returns of the stockholders. Dividends sufficient to pay the resulting income taxes of the owners are declared and paid as needed. The Company is subject to certain state taxes. All foreign entities are subject to local taxes. Accordingly, the provisions for foreign local taxes have been recorded.

The income tax expense (benefit) differs from the amount of income tax determined by applying the U.S. Federal income tax rate to pretax income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004 RESTATED	2003 RESTATED	2002 RESTATED
U.S. federal statutory rate	$1,550	$(1,816)	$(3,596)
Increase (decrease) in income taxes resulting from:
Non-taxable S Corporation (income) losses	(1,550)	2,337	1,364
Foreign local taxes	585	(302)	327
Valuation Allowance	—	(749)	2,200
Tax differences resulting from acquisition of DMC	(170)	(503)	(284)
Effective tax rate differences	—	93	91
State and other income taxes	84	(55)	4

	$499	$(995)	$106

The following is a summary of the Company’s expense (benefit) for income taxes (in thousands):

	Years Ended December 31,
	2004 Restated	2003 Restated	2002 Restated
Current
State and local	$84	$243	$3
Foreign	17	235	327

	101	478	330

Deferred
Federal	(116)	(638)	(153)
State and local	(54)	(298)	(71)
Foreign	568	(537)	—

	398	(1,473)	(224)

Total expense (benefit)	$499	$(995)	$106

The components of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Tax loss carryforwards - DMC	$—	$972
Tax loss carryforwards - Brazil	1,161	1,249
Tax loss carryforwards - Mexico	118	45
Tax loss carryforwards - South Africa	41	—
Property and equipment	—	87
Inventory reserves	—	29
Estimated product liability	—	48

	$1,320	$2,430

Deferred tax liabilities:
Malaysia Inventory	$11	$—
Property and equipment	—	262
Inventory	—	148

	11	410

Valuation Allowance - DMC	—	(955)
Net deferred tax asset	$1,309	$1,065

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

At December 31, 2004, if the Company’s S corporation election were terminated, a deferred income tax expense of approximately $5.5 million would have been recorded.

12.	COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company’s financial position or results of operations.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers’ compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company’s estimates of the aggregate liability for claims incurred and totaled approximately $2.0 million for the year ended December 31, 2004. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $4.3 million in connection with these insurance programs.

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

Operating lease commitments are as follows (in thousands):

2005	$1,539
2006	1,265
2007	952
2008	617
2009	251

Total	$4,624

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

The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company’s product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation, and watering systems. The Company’s products are sold primarily to independent dealers and distributors and are marketed through the Company’s sales personnel and network of independent dealers. Users of the Company’s products include farmers, feed mills, grain elevators, grain processing plants and poultry/swine integrators. Sales by each major geographic region are as follows (in millions):

	2004	2003	2002
United States	$187.5	$156.1	$146.1
Asia	15.8	20.6	20.0
Canada	16.7	15.0	17.5
Latin America	46.2	27.1	29.9
Mideast and Africa	10.6	8.9	5.8
Europe	7.2	6.0	7.4
All other	4.1	3.2	2.8

	$288.1	$236.9	$229.5

14.	DISCONTINUED OPERATIONS

On November 2, 2004, the Company entered an agreement to discontinue and sell the assets of its Canadian subsidiary to an unrelated third party. The gain of $118 thousand has been reported in 2004’s gain from the sale of discontinued operations. 2004, 2003 and 2002 operations have been reclassified to include all revenues and expenses of the subsidiary under discontinued operations.

15.	BUSINESS COMBINATIONS

On December 22, 2004, the Company participated in two simultaneous transactions where the Company acquired 100 percent of the outstanding common shares of FarmPro, Inc. (FarmPRO) and then sold substantially all of the assets of FarmPRO to an unrelated third party.

The following table summarizes the estimated fair values of the assets retained and liabilities assumed at the date of acquisition.

Current Assets.	$243,000
Current Liabilities	(40,000)

Net Assets Acquired	$203,000

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

17.	UNAUDITED QUARTERLY INFORMATION

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Restated 2004:
Sales	$58,444	$79,623	$89,692	$60,372
Gross profit	12,301	14,451	22,552	14,800
Net income (loss) .	105	632	6,820	(3,565)
Basic and diluted earnings(loss) per share.	0.06	0.36	4.67	(2.73)

Restated 2003:
Sales	$44,224	$65,289	$77,062	$50,293
Gross profit	9,653	13,390	18,236	7,392
Net income (loss) .	(2,367)	(135)	4,536	(6,312)
Basic and diluted earnings(loss) per share.	(1.33)	0.08	2.56	(3.56)

Restated 2002:
Sales	$52,661	$65,581	$69,863	$41,413
Gross profit	9,705	12,620	15,004	4,661
Net income (loss) .	(3,103)	(833)	1,750	(8,217)
Basic and diluted earnings(loss) per share.	(1.75)	(0.47)	0.99	(4.63)

18.	RESTATEMENT

FIRST RESTATEMENT

During the Company’s year-end review of 2004, it discovered unintentional accounting errors in prior years’ financial statements. The errors have been corrected in the accompanying 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

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

In 1997, the Company’s majority stockholder began selling non-voting shares to certain employees. The Company’s majority stockholder helped finance each employee’s purchase with a non-recourse, loan (in the form of interest-bearing notes) to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company’s financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810, respectively.

In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary’s stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

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

In 2001, 2002 and 2003, the Company’s CEO and majority stockholder elected not to accept salary and board fees that were subsequently paid in 2004. The Company did not accrue these amounts in those years. The effects of accruing compensation for the Company’s CEO reduced previously reported 2003, 2002 and 2001 net income by $100,000, $507,515 and $257,000, respectively.

The Company changed from a stop-loss workers’ compensation insurance policy to a high-deductible self-insured policy in 2000 and did not subsequently accrue a liability for claims incurred but not reported. The effect of accruing for such claims in 2003, 2002 and 2001 reduced previously reported net income by $289,506, $698,246 and $603,090, respectively.

The Company also made adjustments in 2003, 2002 and 2001 to correct previous reporting of overhead adjustments in overseas inventories and gain on inter-company sales.

SECOND RESTATEMENT

Subsequent to the sale of all of the stock of the Company on May 16, 2005, the new management appointed by the new owner of the Company discovered additional accounting errors in prior years’ financial statements. The errors were corrected in the 2004, 2003 and 2002 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

The Company made adjustments in 2004, 2003 and 2002 to correct its allowance for obsolete inventory to conform to the Company’s historical policy. The effect of these changes reduced net income by $559,000 in 2004 and $1,307,000 in 2002, and increased net income by $283,000 in 2003.

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

The financial statement impact of the above noted adjustments is indicated in the table below stated in thousands of dollars except for per share line items:

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2004
Consolidated Balance Sheet:
Inventory	$53,588	—	—	$(4,935)	$48,653
Retained earnings	3,944	—	—	(4,935)	(991)
Consolidated Statement of Income:
Cost of sales	226,310	—	—	(2,283)	224,027
Operating income	16,469	—	—	2,283	18,752
Net income .	1,709	—	—	2,283	3,992
Basic and diluted earnings per share	$1.31	—	—	$1.75	$3.06

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
Inventory	$54,165	$(4,562)	$49,603	$(7,218)	$42,385
Payroll and payroll related expenses	3,071	565	3,636	—	3,636
Other accrued expenses	4,057	1,891	5,948	—	5,948
Paid in capital	3,006	574	3,580	—	3,580
Accumulated other comprehensive loss	(11,929)	345	(11,584)	—	(11,584)
Retained earnings	12,531	(8,678)	3,853	(7,218)	(3,365)
Consolidated Statement of Income:
Cost of sales	190,694	(995)	189,699	(1,502)	188,197
Selling, general and administrative expenses	36,591	3,365	39,956	—	39,956
Operating income	9,290	(3,171)	6,119	1,502	7,621
Foreign currency transaction loss	(102)	(212)	(314)	—	(314)
Other, net	(3,544)	3,749	205	—	205
Minority interest in net income of subsidiary	—	(77)	(77)	—	(77)
Net income (loss)	(6,232)	452	(5,780)	1,502	(4,278)
Basic and diluted earnings per share	$(3.51)	$0.25	$(3.26)	$0.85	$(2.41)

	AS PREVIOUSLY REPORTED	FIRST RESTATEMENT	AS RESTATED	SECOND RESTATEMENT	AS RESTATED
FISCAL YEAR 2002 (Note *)
Consolidated Statement of Income:
Cost of sales	$176,836	$6,485	$183,321	$4,207	$187,528
Selling, general and administrative expenses	36,767	931	37,698	—	37,698
Operating income	15,787	(8,534)	7,253	(4,207)	3,046
Foreign currency transaction loss	(468)	(323)	(791)	—	(791)
Minority interest in net income of subsidiary	—	(26)	(26)	—	(26)
Net income (loss)	2,330	(8,526)	(6,196)	(4,207)	(10,403)
Basic and diluted earnings per share	$1.31	$(4.80)	$(3.49)	$(2.37)	$(5.86)

Note * The reported figures in these tables may differ from the Consolidated Statement of Operations because they do not reflect the reclassification of certain amounts for discontinued operations.

19.	SUBSEQUENT EVENTS

On April 6, 2005, the Company’s stockholders entered into an agreement to sell all of the issued and outstanding shares of voting and non-voting equity of the Company to an affiliate of Charlesbank Equity Fund V, Limited Partnership. In connection with the consummation of the transaction, it is expected that the Company will refinance or amend its senior credit facility and its 10-1/4% senior subordinated notes due 2007. The consummation of the transaction, which is expected to occur in May 2005, is subject to customary conditions, including the receipt of financing.

20.	CORRECTION OF EARNINGS PER SHARE CALCULATION

The restated amount of earnings per share for the year ended December 31, 2004 has been amended to correct a computational error in the 2004 10-K/A filed August 12, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

OVERVIEW

In connection with the preparation of this Annual Report on Form 10-K, the Company’s management has identified material weaknesses in the Company’s internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weaknesses in the Company’s internal controls over financial reporting have resulted in insufficient controls relating to inventory accounting, the treatment of foreign currency matters, accounting matters relating to differences between U.S. and foreign accounting principles and practices, accounting for non-operating expenses, the accounting treatment of purchases and sales of the Company’s debt securities, executive salary accrual methodology, the identification and treatment of relevant workers’ compensation reserves and minority interest reserves and the treatment of stock based compensation expense issues. In addition, the Company has determined that the Company’s control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company’s financial statements for the fiscal years ended December 31, 2004, 2003 and 2002. The Company’s management has discussed the material weaknesses with its independent registered public accounting firm, BKD LLP, and the Company’s Board of Directors, and more recently the Audit Committee of the Board of Directors, which was recently created. BKD LLP issued a “material weakness” letter in connection with its audit of the Company’s financial statements for the fiscal year ended December 31, 2004.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Vice President of Finance, has performed an evaluation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, which included a review of the matters discussed above, the Company’s Chief Executive Officer and Vice President of Finance concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS

There were no changes to the Company’s internal controls made during the first quarter of 2005. The Company’s management believes, however, that substantial remediation measures are required in order to improve the Company’s internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company’s finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K and the related review of the Company’s financial statements for the years ended December 31, 2004, 2003 and 2002 has resulted in a significant improvement in the finance and accounting staff’s familiarity with the accounting and financial treatment of the issues identified above. The Company’s management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company’s management intends to continue to work to improve its internal controls.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information concerning the executive officers and directors of the Company:

NAME	AGE	OFFICE
Russell C. Mello	43	Chief Executive Officer
Ann Montgomery	38	Vice President of Finance
Allen A. Deutsch	54	President of AP Division
David L. Vettel	46	President of GSI International Division
Charles Jordan	48	President of Cumberland Division
Michael Brotherton	43	Chief Operating Officer

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

The Company’s bylaws provide that the number of directors shall be two. Each director is elected to serve until the next annual meeting and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Executive officers are elected by the Board of Directors and serve until their successors have been elected and qualified or until their earlier resignation or removal.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2004 of the Company’s Chairman of the Board and the other five most the highly compensated executive officers of the Company (the “Named Executives”).

	SUMMARY COMPENSATION TABLE
NAME & PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION		ALL OTHER COMPENSATION (1)
		SALARY	BONUS
Russell C. Mello	2004	$193,281	$—	$—
Chief Executive Officer	2003	$113,102	$30,000	$—
	2002	$118,956	$—	$—
Gene Wiseman	2004	$90,800	$115,144	$21,583
Regional President of GSI Division	2003	$110,573	$27,023	$—
	2002	$112,208	$28,083
Charlie Jordan	2004	$78,440	$135,695	$—
President of Cumberland Division	2003	$66,910	$—	$—
	2002	$48,447	$—	$—
Mitch Golleher	2004	$98,180	$115,144	$—
President of GSI Division	2003	$101,189	$27,023	$—
	2002	$100,923	$28,083	$—
Burl Shuler	2004	$92,620	$115,144	$—
Regional President of GSI Division	2003	$84,110	$27,023	$—
	2002	$81,620	$28,083	$—
Craig Sloan	2004	$203,758	$—	$7,056
Chief Executive Officer(2)	2003	$407,515	$—	$13,235
	2002	$407,515	$—	$11,288

(1)	Consists of group insurance and other miscellaneous benefits.

(2)	Retired in July, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company did not have a Compensation Committee during 2004. All members of the Company’s Board of Directors participated in deliberations regarding executive officer compensation during 2004. See “Certain Relationships and Related Transactions.” During 2004, no member of the Company’s Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company’s Board of Directors during 2004.

DIRECTOR COMPENSATION

There is $50,000 annual compensation for being a member of the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 15, 2005 with respect to the shares of the Company’s voting common stock and non-voting common stock beneficially owned by (i) each person or group that is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) each Named Executive and (iv) all directors and executive officers of the Company as a group.

	VOTING COMMON STOCK		NON-VOTING COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES	PERCENTAGE OF VOTING	NUMBER OF SHARES	PERCENTAGE OF NON-VOTING
Craig Sloan (1)	626,948	100.00%	8,957	4.48%
Russell C. Mello (1)	—	—	51,830	25.92%
Mike Brotherton (1)	—	—	9,740	4.87%
Gene Wiseman (1)	—	—	15,174	7.59%
Charles Jordan (1)	—	—	6,493	3.25%
Mitch Golleher (1)	—	—	6,493	3.25%
Burl Shuler (1)	—	—	6,493	3.25%
Don Nicol (1)	—	—	6,493	3.25%
Ann Montgomery (1)	—	—	6,493	3.25%
David L. Vettel (1)	—	—	13,798	6.90%
Directors and executive officers as a group (10 persons in group)	626,948	100.00%	131,964	65.98%

The address of each stockholder is c/o The GSI Group, Inc., 1004 East Illinois Street, Assumption, Illinois 62510, (217) 226-4421.

The Company has no compensation plans under which its equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company, the holder of voting common stock and each of the holders of the Company’s non-voting common stock have entered into an agreement that (i) provides that the holders of non-voting common stock are entitled to sell their shares on the same terms and conditions in the event the voting stockholders transfer a majority of the voting stock, (ii) provides that the holders of the non-voting common stock must under certain circumstances agree to sell their shares on the terms and conditions approved by the Company’s Board of Directors, (iii) established that the holders of the non-voting common stock are restricted in their ability to sell, pledge or transfer such shares, (iv) grants rights of first refusal to Craig Sloan with respect to the transfer of any non-voting common stock to other non-voting stockholders and (v) establishes procedures for the optional purchase of shares by Mr. Sloan and the Company (subject to compliance with the terms of the indenture) upon the death, permanent disability or termination of employment of any holder of non-voting common stock. The agreement also grants piggy-back registration rights to the holders of non-voting common stock in the event of an underwritten public offering.

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

The Company believes that these transactions were, and future transactions with Sloan Implement Company, Inc., Larry Sloan, BMA, RAD Properties, Covell Bros., the Segatt family, Reliance, and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in ‘arm’s length transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by BKD LLP, the Company’s principal public accountants, for the fiscal years ended December 31, 2004 and 2003 for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years were approximately $116,750 and $123,500, respectively.

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

(a)(1) FINANCIAL STATEMENTS:

See “Index to Consolidated Financial Statements of The GSI Group, Inc.” set forth in Item 8 hereof.

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

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS AMENDMENT NO. 2 TO THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON JANUARY 30 , 2006.

The GSI Group, Inc.

By:	/s/ RICHARD M. CHRISTMAN
Richard M. Christman
Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDMENT NO. 2 TO THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED ON JANUARY 30 , 2006.

SIGNATURE	TITLE

/s/ RICHARD M. CHRISTMAN Richard M. Christman	Chief Executive Officer

/s/ RANDALL PAULFUS Randall Paulfus	Interim Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DOCUMENT DESCRIPTION

2.1++++	Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI Group (Canada) Co. and UHI Canada, Corporation.

2.2++++	Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc., And Kenneth Stonecipher.

2.3++++	Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc., And Hog Slat, Inc.

3.1*	Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997

3.2*	By-Laws of The GSI Group, Inc, as amended.

4.1*	Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture.

4.2*	First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc. And LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture Act of 1939.

4.3*	Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co., Amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture.

4.4*	Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a Copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request.

10.1+	Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower And Congress Financial Corporation (Central), as lender.

10.2++	Amendment No. 1 to the October 31, 2003 Loan and Security Agreement, dated July 9, 2004, between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.

10.3+++	Amendment No. 2 to the October 31, 2003 Loan and Security Agreement, dated October 19, 2004, Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.

10.4++++	Amendment No. 3 to the October 31, 2003 Loan and Security Agreement, dated February 2, 2005, Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender.

10.5**	Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan, Howard Buffett, Jorge Andrade, and Russell C. Mello.

10.6++	Indemnification Agreement, dated July 7, 2004, between The GSI Group, Inc. and Ann Montgomery.

10.7++++	Affirmative Pledge of Assignment of Quotas and Other Provisions Agreement, dated January 1, 2002, Between The GSI Group, Inc. and Leonardo Segatt.

10.8***	Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John C. Sloan Dated July 8, 2004.

12.1++++	Computation of Ratio of Earnings to Fixed Charges.

21.1++++	List of Subsidiaries of The GSI Group, Inc.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.

*	Incorporated by reference from the Company’s Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.

**	Incorporated by reference from the Company’s Form 10-Q filed with the Commission on August 3, 2001 pursuant to the Securities Act of 1934.

***	Incorporated by reference from the Company’s Form 8-K filed with the Commission on July 16, 2004 pursuant to the Securities Act of 1934.

+	Incorporated by reference from the Company’s Form 10-Q filed with the Commission on November 7, 2003 pursuant to the Securities Act of 1934.

++	Incorporated by reference from the Company’s Form 10-Q filed with the Commission on August 12, 2004 pursuant to the Securities Act of 1934.

+++	Incorporated by reference from the Company’s Form 10-Q filed with the Commission on November 10, 2004 pursuant to the Securities Act of 1934.

++++	Previously filed.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company did not send an annual report covering the registrant’s last fiscal year or proxy statement to security holders.