Form 10-K
period 2005-12-31
GSI GROUP INC
filed 2006-04-14
CIK 1050925

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

                   For the Fiscal Year Ended December 31, 2005

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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):    Yes[  ]  No  [X]

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $0

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of April 14, 2006 (all of which are held by an affiliate of the registrant).

                   Documents Incorporated by Reference:  None
================================================================================

FORWARD-LOOKING  STATEMENTS


     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of The GSI Group, Inc. (the "Company") and business strategies for our operations, all of which are subject to risks and uncertainties. Among these forward-looking statements and among those risks and uncertainties, are obtaining suitable financing to support our growth in operations; possible acquisition or divestiture transactions; managing our growth to achieve operating efficiencies; successfully competing in our markets; adequately protecting our proprietary information and technology from competitors; assuring that our products are not rendered obsolete by products or technologies of competitors; successfully managing product liability risks; and avoiding problems with third parties, including key personnel, upon whom we may be dependent. These forward-looking statements are included in various sections of this report. These statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) such as "will," "may," "can," "anticipate," "intend," "continue," "estimate," "expect," "plan," "should," "outlook," "believe," and "seek" and similar terms (and variations thereof) and phrases.

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


                                          TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I
          Item 1.                                    Business                                    4
          Item 1A.                                 Risk Factors                                  10
          Item 1B.                          Unresolved Staff Comments                            15
          Item 2.                                   Properties                                   15
          Item 3.                               Legal Proceedings                                16
          Item 4.              Submission of Matters to a Vote of Security Holders               16
PART II
          Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and
                    Registrant's Purchases of Equity Securities                                   17
          Item 6.   Selected Financial Data                                                       18
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                    19
          Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                     30
          Item 8.   Financial Statements and Supplementary Data                                   31
          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure                                                                    65
          Item 9A.  Controls and Procedures                                                       65
          Item 9B.  Other Information                                                             66

PART III
          Item 10.  Directors and Executive Officers of the Registrant                            67
          Item 11.  Executive Compensation                                                        70
          Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                           71
          Item 13.  Certain Relationships and Related Transactions                                73
          Item 14.  Principal Accountant Fees and Services                                        75

PART IV
          Item 15.  Exhibits and Financial Statement Schedules                                    77


                                     PART I


ITEM  1.  BUSINESS.

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

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. ("GSI Holdings"), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of that stock purchase ("the Acquisition") occurred. Upon the closing of that stock purchase, the Company became a direct, wholly owned subsidiary of GSI Holdings. The cash costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56.3 million, issuance of $110.0 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60.0 million revolving credit facility.

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

     Effective Global Distribution Network. The Company believes that it has developed a highly effective global distribution network consisting of over 2,500 independent dealers that market the Company's products in approximately 75 countries. To ensure a high level of customer service, the Company selects and trains its dealers. This approach to dealer selection and training has helped the Company to maintain a very low turnover rate within its dealer network, thereby providing its end-user customers with consistency and stability of equipment and system supply. As a result, over the last three fiscal years, no domestic dealer representing sales to the Company in excess of $1 million per year has discontinued sales of any of the Company's principal products in favor of those of a competitor. The Company's distribution network is also the principal supplier of repair parts to the end users of its products, which enables the Company to maintain strong ongoing relationships with its end-user customers and dealers. These relationships often result in long-term brand loyalty to the Company's products on the part of end-user customers, and create a steady base of recurring revenues for the Company. For example, within each of the Company's three product lines (grain, swine and poultry), its 10 largest dealers have been purchasing the Company's equipment and systems for an average of over 10 years.

     Highly Diversified Revenue Base. The Company is well diversified by product line, geography and customer base. The Company sells its products to customers in approximately 75 countries through a network of over 2,500 independent dealers. In each of the last three fiscal years, no single customer or product class represented more than 10% of the Company's sales.

     Experienced Management Team. The Company is led by a management team with significant experience in the agricultural products industry. The Company's executive management team has an average of 26 years of industry and industry related experience, which the Company believes helps it to establish strong, credible customer relationships and identify and respond quickly to market opportunities.

BUSINESS  STRATEGY

     The Company is a major provider of agricultural equipment, and its objective is to continue to pursue profitable growth in its markets. The
Company's  business  strategy  includes  the  following  principal  elements:

     Capitalize on Favorable Market Conditions and Trends. The Company intends to capitalize on the strong conditions and attractive market trends that exist in its industry. According to the United States Department of Agriculture, or USDA, from 2003 to 2004 U.S. net farm income increased 24.0% to $74.0 billion and decreased 12.5% to $64.4 billion from 2004 to 2005. With the decrease, 2005 net farm income of $64.4 billion is still above the 2003 record level of net farm income of $59.2 billion. The Company believes that the forecasted level of net farm income will lead to increased domestic demand for its equipment in 2006. In addition, the Company believes there are several trends that will continue to drive demand for its grain equipment. As described in more detail below under "Industry Overview," these trends include (i) conversion of domestic cropland from soybeans to corn which continues to result in an increase in the aggregate volume of bushels produced, (ii) growth in demand for corn driven primarily by an increase in ethanol production in the United States, (iii) growth in genetically modified grains, which have greater storage and handling needs and (iv) continued increases in domestic corn yields. Demand for the Company's products is also being driven by producers' increasing focus on the efficiency of their agricultural equipment and by the increased presence of protein (for example, poultry and pork) in the diets of consumers.

     Leverage Extensive Global Distribution Network. The Company has developed a highly effective and established global distribution network, and it intends to continue to use its distribution network and strong brand names to deepen its relationships with existing customers as well as to attract new customers. Part of this strategy involves using its distribution network to introduce new products into the market. For example, in 1998 the Company introduced through its distribution network its grain handling equipment, including the Grain King line of transport products for the movement of grain, which has accounted for more than $36.0 million of its sales.

     Capitalize on Growth in International Markets. The Company believes that it has a strong market position in key international growth markets for grain and livestock equipment, such as Brazil, China and Eastern Europe. The Company intends to continue to leverage its worldwide brand name recognition, market positions and international distribution network to capture the growing demand for its products that exists in the international marketplace. The Company also believes that the economic growth occurring in its international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry and pork and, in turn, the Company's products.

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

     Focus on Improving Profitability and Cash Flow Generation. In 2002, the Company began to implement a lean manufacturing initiative, which is primarily responsible for reducing our labor expense as a percent of sales from 2002 to 2005. The Company believes that significant opportunity exits to continue to enhance its profitability and capital efficiency by further applying lean techniques to its manufacturing operations.

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

     Demand for agricultural equipment such as the Company's products is driven by the overall level of grain, swine and poultry production, the level of net farm income, agricultural real estate values and producers' increasing focus on improving productivity. The USDA projects U.S. net farm income to average $54.0 billion per year over the next 10 years, a decrease of $10.4 billion from estimated 2005 levels, as compared to an average of $48.0 billion per year in the 1990s.

     Demand for grain equipment is increasing, due in large part to the following factors:

- Conversion of Domestic Cropland from Soybeans to Corn. U.S. farmers are increasingly converting cropland to corn production due to expanded applications for corn and the increased relative profitability of corn production as compared to soybean production. According to the USDA, 2005 corn yields averaged 148 bushels per acre, compared to an average yield of 43 bushels per acre of soybeans. In addition, the harvesting, processing and distribution of corn is more equipment intensive than that of soybeans, due principally to the greater conditioning needs of corn. These factors are driving demand for additional infrastructure for grain storage, conditioning and handling.

- Increase in Domestic Ethanol Production. Ethanol, produced from corn, is used as an additive to gasoline. According to the USDA, corn used in ethanol production grew at a compound annual growth rate of 16% from 1997 to 2005. Approximately 18% of 2005 domestic corn production was devoted to the production of ethanol. The USDA projects that demand for ethanol will continue to increase due to, among other factors, continued strong petroleum prices and regulatory bans on methyl tertiary butyl ether (MTBE) as an alternative fuel oxygenate.

- Proliferation of Genetically Modified Organisms ("GMOs"). GMO acceptance among consumers has been growing, as has the breadth of GMO offerings. In order to ensure traceability, genetically modified grains must be separated during storage, transfer and conditioning, which requires that farmers and processors maintain multiple storage units and related conditioning and handling equipment.

- Long-term Increases in Corn Yields. The increase in grain production attributable to advancements in seed and fertilizer engineering necessitates additional storage and other equipment to keep pace with production. According to the USDA, from 1984 to 2005, domestic corn production increased from 107 bushels per acre to 148 bushels per acre, which the Company believes resulted, in part, from these engineering changes and other technological advancements.

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

NEW  PRODUCT  DEVELOPMENT

     The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $3.9 million, $3.5 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company charges research and development costs to operations as incurred.

RAW  MATERIALS

     The primary raw materials used by the Company to manufacture its products are steel and polymer materials, including PVC pipe, polypropylene and polyethylene. The Company also purchases various component parts, such as motors, that are integrated into the Company's products. The Company is not dependent on any one of its suppliers, however in certain instances, the Company purchases resin and steel based on market availability and cost. In addition, materials and components purchased by the Company are readily available from alternative suppliers. The Company has no long-term supply contracts for materials or components, except for steel.

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

BACKLOG

     Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within seasonal requirements. The Company's backlog at December 31, 2005 was $60.3 million compared to $29.9 million at December 31, 2004. The significant increase in backlog from 2004 to 2005 is due primarily to increased orders for grain storage both domestically and internationally. The increase in domestic grain storage is due in part to hurricane Katrina. The Company believes that the 2005 ending backlog will be filled during 2006.

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

EMPLOYEES

     As of December 31, 2005, the Company had 1,829 employees of whom 1,783 were permanent and 46 were seasonal. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.

ITEM  1A.  RISK  FACTORS.

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

THE  CYCLICALITY  OF  THE  AGRICULTURAL  INDUSTRY  COULD  CAUSE A DECLINE IN THE
COMPANY'S  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.

     Sales of the Company's products are related to the health of the agricultural industry, which is affected by farm income and debt levels, farm land values and farm cash receipts, all of which reflect levels of commodity prices, acreage planted, crop yields, demand, government policies and government subsidies. Historically, the agricultural industry has been cyclical and subject to a variety of general economic, governmental and regulatory factors as well as weather conditions. Regulatory and business trends in the agricultural industry may also affect sales of products for use in the agricultural industry. In addition, weather conditions, such as heat waves or droughts, and pervasive livestock diseases (such as avian bird flu) can also affect buying decisions within the agricultural industry. Downturns in the agricultural industry due to these and other factors are likely to decrease the sales of the Company's products, which could adversely affect the Company's growth, financial condition and results of operations.

THE  COMPANY FACES SIGNIFICANT COMPETITION FROM OTHER COMPANIES IN THE INDUSTRY.

     The market for the Company's products is competitive. The Company competes with a variety of domestic and international manufacturers and suppliers. While the Company believes that CTB, Inc. is its only competitor that offers products across most of the Company's product lines, in each of the Company's product lines the Company competes with numerous companies, including, for example, Big Dutchman International GmbH in the sale of poultry and swine production equipment. Consolidation in the agricultural industry has also intensified competition. Competition is based on product value, reputation, quality, design and price, as well as the customer service provided by dealers and manufacturers. Although the Company believes that it is competitive in all of these categories, the Company cannot assure you that it will be able to remain competitive in general or in any particular area of the Company's business. To the extent that the Company's competitors provide more innovative and/or higher-quality products, better-designed products, better pricing or offer better customer service through their dealers, then the Company's ability to compete could be adversely affected, which could have a material adverse effect on the Company's business, financial condition and results of operations. Independent dealers who market, sell and install the Company's products may also market, sell and install competing product lines. To the extent that the Company's independent dealers no longer actively market the Company's products or focus their marketing efforts on products from the Company's competitors, the Company's business, financial condition and results could be adversely affected.

THE  COMPANY  EXPERIENCES  QUARTERLY  FLUCTUATIONS  IN  ITS  SALES.

     The Company's quarterly operating results fluctuate primarily because of seasonality. Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage bins in the summer and fall in connection with the harvesting season, and poultry and swine producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's sales have historically been lower during the first and fourth fiscal quarters as compared to the second and third fiscal quarters. In 2005, the Company generated approximately 26.2% and 31.3% of the Company's consolidated sales in the second and third fiscal quarters, respectively.

THE COMPANY RECENTLY RESTATED CERTAIN INFORMATION IN ITS CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, 2001, 2002, 2003 AND 2004 AND THE QUARTER ENDED APRIL 1, 2005.

     The Company recently restated certain information in its consolidated financial statements for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 and the quarter ended April 1, 2005 because of errors the Company believed to exist in those financial statements due to weaknesses in its internal controls. In April 2005 the Company restated its financial statements to include all inventory charges associated with its DMC subsidiary, whose facilities were consolidated with the Company's in 2002. The Company had erroneously assigned the write-down of approximately $6.5 million in overstated inventory from DMC to its cost of sales in 2003 and 2004, when such inventory write-down should have been taken entirely in 2002. In addition to reallocating the cost of inventory associated with DMC, the Company also recorded charges in connection with its shift from a premium-based stop-loss workers' compensation insurance policy to a self-insured policy in 2001, 2002 and 2003 and increased the Company's compensation expense during each of those years to reflect the estimated fair market value of non-voting shares of the Company's common stock held by certain of its employees and the accrual of its chief executive officer's salary and board of director fees that were being refused by the Company's chief executive officer at that time. Subsequently, in August 2005, the Company filed a Form 10-K/A for the year ending December 31, 2004 and a Form 10-Q/A for the three months ending April 1, 2005 to correct for further errors the Company discovered in its historical financial results. These errors relate to three separate issues:

1) capitalization rates of overhead expense in inventory, which were inconsistent with actual spending;

2) the capitalization of warranty and R&D costs in inventory, which management believes should be expensed in their entirety; and

3) improper application of our policy for establishing reserves for slow moving inventory, which resulted in inadequate historical reserve levels.

     For a discussion of these restatements, see note 18 to the Company's audited consolidated financial statements beginning on page 59 and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company believes that it has addressed its accounting policies and practices that caused the errors necessitating the restatement. However, the Company cannot assure you that it, or its independent auditors during the course of subsequent reviews, will not identify further items that will require a future restatement of the Company's operating results.

THE COMPANY HAS IDENTIFIED MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS. IF THE COMPANY FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, THE COMPANY MAY NOT BE ABLE TO ACCURATELY REPORT ITS FINANCIAL RESULTS, AND ITS MANAGEMENT MAY CONCLUDE THAT ITS INTERNAL CONTROLS ARE INEFFECTIVE IN THEIR REPORTS ON THE COMPANY'S INTERNAL CONTROLS AS REQUIRED BY THE SARBANES-OXLEY ACT FOR THE YEAR ENDING DECEMBER 31, 2007.

     In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004, and the subsequent restatement of its results for the same period the Company identified material weaknesses in its internal control over financial reporting, including insufficient internal controls relating to accounting for inventory, consolidation of majority owned subsidiaries, certain subsidiaries' functional currency, differences between U.S. and foreign GAAP, accounting for non-operating expenses, the treatment of repurchases and resales of debt securities, executive salary and board of director payment accrual methodology, the identification and treatment of workers' compensation, the treatment of certain equity-based compensation arrangements and weaknesses in financial reporting processes. In addition, the Company determined that its control environment at December 31, 2005 and 2004 lacked certain controls related to the prevention of improper accounting entries. The Company's management has discussed these material weaknesses with our independent public accounting firm, BKD, LLP, which has issued a "material weakness" letter to the Company in connection with its review of our financial results for the fiscal years ended December 31, 2005 and 2004. The presence of material weaknesses resulted in errors in the Company's historical financial statements, which caused us to restate certain information in our financial statements for the years ended December 31, 2000, 2001, 2002, 2003, and 2004, and the quarter ended April 1, 2005. The letter the Company received from BKD, LLP also noted a deficiency in its internal controls relating to its inventory accounting and recommended that the Company update its inventory accounting system.

     The Company believes that substantial remediation measures are required in order to improve its internal controls, and the Company has begun to take steps to correct these internal control deficiencies. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within its finance and accounting group and the Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained and whether it needs to use additional or different outside resources. The efficacy of the steps the Company has taken to date and the steps it is still in the process of taking to improve the reliability of its financial statements is subject to continued management review. The Company cannot be certain that these measures will ensure that it implements and maintains adequate internal control over financial reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could adversely affect the Company's operating results or cause it to fail to meet its reporting obligations. The Company cannot assure you that it will not identify further material weaknesses or significant deficiencies in its internal control over financial reporting in the future that it has not discovered to date.

     Beginning with the year ending December 31, 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, the Company's management will be required to deliver a report that assesses the effectiveness of the Company's internal control over financial reporting, and it will be required to deliver an attestation report of our independent auditors on the effectiveness of its internal controls. The Company has substantial effort ahead of it to complete documentation of its internal control system and financial processes, information systems, assessment of their design, remediation of control deficiencies identified in these efforts and management testing of the design and operation of internal controls. The
Company cannot assure you that it will be able to complete the required management assessment by its reporting deadline. An inability to complete and document this assessment could result in a scope limitation qualification or a scope limitation disclaimer by the Company's auditors on their attestation of its internal controls. In addition, if a material weakness were identified with respect to the Company's internal control over financial reporting, it would not be able to conclude that its internal control over financial reporting was effective, which could result in the inability of the Company's external auditors to deliver an unqualified report on its internal control. Ineffective internal control could also cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of its securities.

THE COMPANY IS SUBJECT TO GOVERNMENT REGULATION AND POLICY-MAKING BOTH IN THE UNITED STATES AND INTERNATIONALLY.

     Domestic and foreign political developments and government regulations and policies, including, without limitation, import-export quotas, government subsidies and reserve programs, directly affect the agricultural industry in the United States and abroad and thereby indirectly affect the Company's business. Foreign trade embargoes and import quotas have in the past reduced U.S. exports of grain, swine and poultry, which have adversely affected the Company's sales. The application or modification of existing laws, regulations or policies or the adoption of new laws, regulations or policies could have a material adverse effect on the Company's business.

THE COMPANY IS SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY AND EMPLOYMENT LAWS AND REGULATIONS AND RELATED COMPLIANCE EXPENDITURES AND LIABILITIES.

     Like other manufacturers, the Company is also subject to a broad range of federal, state, local and foreign laws and requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with releases of hazardous substances at the Company's facilities and offsite disposal locations, workplace safety and equal employment opportunities. Expenditures made by the Company to comply with such laws and requirements historically have not been material. However, future developments, such as additional or increasingly strict requirements of laws and regulations of these types and enforcement policies under such laws and regulations, could significantly increase the Company's costs of operations and may impose material costs.

     Governmental authorities have the power to enforce compliance with such laws and regulations and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with laws and regulations. Like most other industrial companies, the Company's manufacturing operations entail some risk of future noncompliance with environmental regulations, and there can be no assurance that material costs or liabilities will not be incurred by the Company as a result of such noncompliance.

     Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. These liabilities can be imposed on the parties generating or disposing of such substances or on the owner or operator of affected property, often without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous substances. Accordingly, the Company may become liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by the Company, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Although the Company has conducted site assessments or investigations at all of its currently owned domestic properties, it cannot assure you that all potential instances of soil or groundwater contamination have been identified. While liabilities for remediation are not anticipated to have a material adverse effect upon the Company's business, results of operations or financial condition, future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities which may be material.

IF THE COMPANY DOES NOT RETAIN ITS KEY PERSONNEL AND ATTRACT AND RETAIN OTHER HIGHLY SKILLED EMPLOYEES, THE COMPANY'S BUSINESS WILL SUFFER.

     The Company's continued success will depend, among other things, on the efforts and skills of a few key executive officers, including its chief executive officer and chief financial officer, and the Company's ability to attract and retain additional highly qualified personnel with industry experience. The Company does not maintain "key man" life insurance for any of its employees, and all of its employees are employed at will. The Company cannot assure you that it will be able to attract and hire suitable replacements for any of its key employees. The Company believes the loss of a key executive officer or other key employee could have a material adverse effect on its business operations.

THE COMPANY'S CUSTOMERS AND DEALERS ARE NOT CONTRACTUALLY OBLIGATED TO PURCHASE PRODUCTS FROM US.

     The Company's customers and dealers are not contractually obligated to purchase products from us. The Company relies upon the relationships that it and its independent dealers have with the Company's customers to drive the purchase of its products. While the Company believes that these relationships are strong, its customers may decrease the amount of products that they purchase from the Company or even stop purchasing from the Company altogether at any time, either of which could have a material adverse effect on its sales and profitability.

A DOWNTURN IN GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT THE COMPANY'S RESULTS OF OPERATIONS.

     The strength and profitability of the Company's business depends on the overall demand for its products and growth in the agricultural industry. Agricultural industry revenues are sensitive to general economic conditions and are influenced by consumer confidence in the economy and other factors. A recession or downturn in the general economy, or in a region constituting a significant source of customers for the Company's products, could result in fewer customers purchasing our products, which would adversely affect the Company's results of operations.

THE RAW MATERIALS USED IN THE COMPANY'S MANUFACTURING PROCESSES ARE SUBJECT TO PRICE AND SUPPLY FLUCTUATIONS THAT COULD INCREASE ITS COSTS OF SALES AND ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

     The Company's products are made from several basic raw materials, including steel and resins. The Company generally purchases raw materials at spot prices (except where the Company has enforceable long-term supply contracts) and does not hedge its exposure to price changes. The Company's business could be adversely affected by increases in the cost of its raw materials, particularly steel, and the Company may not be able to pass these costs on to its customers as it has been able to do in the past.

THE  COMPANY  MAY  BE  SUBJECT  TO  PRODUCT  LIABILITY  CLAIMS.

     The Company may be exposed to product liability claims in the event that the use of its products results, or is alleged to result, in bodily injury and/or property damage. The Company cannot assure you that it will not experience any material product liability losses in the future or that it will not incur significant costs to defend such claims. While the Company currently has product liability insurance, it cannot assure you that its product liability insurance coverage will be adequate for any liabilities that may ultimately be incurred or that it will continue to be available on terms acceptable to the Company. A successful claim brought against the Company in excess of its available insurance coverage or a requirement to participate in a product recall may have a materially adverse effect on the Company's business.

THE  COMPANY'S  CONTROLLING  STOCKHOLDER  MAY  HAVE INTERESTS THAT CONFLICT WITH
YOURS.

     As of the closing of the Acquisition, GSI Holdings owned all of the outstanding shares of the Company's common stock. Although certain members of the Company's senior management team and certain other individual investors have purchased approximately 10% of the outstanding shares of GSI Holdings' common stock, Charlesbank will continue to own a controlling equity interest in GSI Holdings and, indirectly, the Company. By virtue of its stock ownership, Charlesbank can determine the outcome of matters required to be submitted to the Company's stockholders for approval, including the election of its directors and the approval of mergers, consolidations and the sale of substantially all of its assets. The interests of Charlesbank and GSI Holdings may conflict with the interests of other holders of the Company's or GSI Holdings', securities and may present risks to those holders.

THE COMPANY OPERATES AND SOURCES INTERNATIONALLY, WHICH EXPOSES IT TO THE RISKS OF DOING BUSINESS ABROAD.

     The Company has operations in a number of countries outside of the United States. The Company's foreign operations are subject to the risks normally associated with conducting business in foreign countries, including:

-     limitations  on  ownership  and  on  repatriation  of  earnings;

-     import  and  export  restrictions  and  tariffs;

- additional expenses relating to the difficulties and costs of staffing and managing international operations;

- labor disputes and uncertain political and economic environments, including risks of war and civil disturbances and the impact of foreign business cycles;

-     change  in  laws  or  policies  of  a  foreign  country;

- delays in obtaining or the inability to obtain necessary governmental permits;

- potentially adverse consequences resulting from the applicability of foreign tax laws;

-     cultural  differences;  and

-     increased  expenses  due  to  inflation.

     The Company's foreign operations may also be adversely affected by laws and policies of the United States and the other countries in which it operates affecting foreign trade, investment and taxation.

BUSINESSES  THE  COMPANY  MAY ACQUIRE IN THE FUTURE MAY NOT PERFORM AS EXPECTED.

     The Company may be adversely affected if businesses it acquires in the future do not perform as expected. An acquired business could perform below the Company's expectations for a number of reasons, including legislative or regulatory changes that affect the areas in which the acquired business specializes, the loss of customers and dealers, general economic factors that directly affect the acquired business and the cultural incompatibility of its management team or business with the Company. Any or all of these reasons could adversely affect the Company's financial position and results of operations. In addition, the Company could face many challenges to integrating an acquired business, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. The Company cannot assure you that it will be able to meet these challenges in the future to the extent it acquires other businesses.

     CONCENTRATION  OF  PRODUCTION  IN  ILLINOIS  FACILITIES.

     The company produces approximately three quarters of its total production in facilities located in Central Illinois. Some of the production equipment is specifically designed for company product requirements. A natural disaster (e.g. tornado) in this region could temporary limit production capabilities. The company has business disruption insurance, but an incident could result in seasonal production requirements being missed.

     THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company now has a significant amount of indebtedness, being approximately $120.2 million of total consolidated debt outstanding for the Company and its subsidiaries as of December 31, 2005. This indebtedness could limit the Company's ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, general corporate or other obligations. This could place the Company at a competitive disadvantage compared to competitors who may not be as highly leveraged and may increase the Company's vulnerability, and limit its ability to react, to changing market conditions, a rise in interest rates, changes in industry and economic downturns. In addition, the indenture governing the Company's senior indebtedness and its refinanced credit facility contain financial and other restrictive covenants which may limit its ability to engage in activities that may be in its long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of its debt.

RISKS  RELATED  TO  THE  COMPANY'S  PRIOR  AUDITORS

ARTHUR ANDERSEN LLP, THE COMPANY'S FORMER AUDITORS, AUDITED CERTAIN FINANCIAL INFORMATION SET FORTH IN THIS ANNUAL REPORT. IN THE EVENT SUCH FINANCIAL INFORMATION IS LATER DETERMINED TO CONTAIN FALSE STATEMENTS, A SECURITY HOLDER MAY BE UNABLE TO RECOVER DAMAGES FROM ARTHUR ANDERSEN LLP.

     Arthur Andersen LLP completed its audit of the Company's financial statements as of December 31, 2001 and for the three years then ended and issued its report with respect to such financial statements on February 25, 2002. This audit covered financial information for the 2001 fiscal year that is included in this Form 10-K under "Selected Financial Data."

     In 2002, the Company's board of directors approved the appointment of BKD, LLP as its independent accountants to audit its financial statements for fiscal year 2002. BKD, LLP, replaced Arthur Andersen LLP, which had previously served as its independent auditors. The Company had no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, auditing scope or procedure required to be disclosed.

     Arthur Andersen LLP has stopped conducting business before the SEC, has ceased accounting and audit-related practice and has limited assets available to satisfy the claims of creditors. As a result, security holders may be limited in your ability to recover damages from Arthur Andersen LLP under federal or state law if it is later determined that there are false statements contained in this Form 10-K relating to financial data audited by Arthur Andersen LLP. In addition, the ability of Arthur Andersen LLP to satisfy any claims (including claims arising from its provision of auditing and other services to the Company) is limited as a result of the diminished amount of assets of Arthur Andersen LLP that are now or may in the future be available to satisfy claims.

ITEM  1B.  UNRESOLVED  STAFF  COMMENTS.

      Not  applicable.


ITEM  2.  PROPERTIES.

     The principal properties of the Company as of April 14, 2006, were as follows:



Location                Owned/Leased     Description of Property
----------------------  ------------  -----------------------------
Assumption, Illinois    Own           Manufacturing/Sales
Paris, Illinois         Own           Manufacturing/Assembly
Newton, Illinois        Own           Manufacturing/Assembly
Vandalia, Illinois*     Own           Manufacturing/Assembly
Flora, Illinois         Own           Manufacturing/Assembly
Clear Lake, Iowa        Own           Sales/Warehouse
Sioux City, Iowa        Lease         Sales/Warehouse
Marau, Brazil           Own           Manufacturing/Sales
Penang, Malaysia        Lease         Manufacturing/Sales/Warehouse
Queretero, Mexico       Lease         Sales/Warehouse
Honeydew, South Africa  Lease         Sales/Warehouse
Poznan, Poland          Lease         Sales
Shanghai, China         Lease         Sales/Warehouse


*  A  decision  has  been  made  since  December  31, 2005 to close the Vandalia facility. The estimated closing date is July 1, 2006. Approximately 75 employees will be affected by the closing. All of the affected employees have been offered an opportunity to relocate, although it is too early to know how many will take advantage of the offer. Vandalia accounts for approximately 93,000 square feet, which is approximately 6.3% of the total domestic square footage of the Company.

     The corporate headquarters for the Company is located in Assumption, Illinois.

     The Company's owned facilities (other than its Brazil facility) are subject to mortgages held by Wachovia Capital Finance. The Company's leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 12 to the Consolidated Financial Statements included in Item 8 hereof.

     The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company's current levels of operation.


ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is involved in various legal matters arising in the ordinary course of business which, in the opinion of management, are not expected to have a material adverse effect on the Company's financial position or results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDER.

     No matters were submitted to a vote of the security holder of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY,  RELATED
                STOCKHOLDER MATTERS, AND REGISTRANT'S PURCHASES OF EQUITY SECURITIES.

     There is no established public trading market for any class of the Company's common stock. As of April 14, 2006, the Company had 1 holder of its common stock. See Item 12, "Security Ownership of Certain Beneficial Owners and Management".

     The Company generally has not paid dividends in the past, except to enable its stockholders to pay taxes resulting from the Company's status as a subchapter "S" corporation. As of May 16, 2005 the Company's tax status was changed to a "C" corporation. During the year ended December 31, 2005 the Company declared dividends totaling $7.9 million for tax purposes under the S corporation status and $0.1 million under the C corporation status. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 12 % Senior Subordinated Notes due 2013 (the "Notes") and the Company's credit facility with Wachovia Capital Finance (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors of the Company, may deem relevant.


PURCHASES  OF  EQUITY  SECURITIES  BY  THE  ISSUER  AND  AFFILIATED  PURCHASERS


               Total  Number  of     Maximum  Number
               Shares  Purchased  as     of  Shares  that  may
     Total  Number  of     Average  Price  Paid     part  of Publicly     yet be
Purchased

          Shares Purchased  Per Share   Announced Plan  under the Plan
5/16/05*           826,948  $    52.90         826,948              --




     * 826,948 shares purchased by GSI Holdings Corp. through publicly announced plan which was a transaction contemplated and provided by the Board of Directors.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     Set  forth  below  is  certain selected historical consolidated financial data for the Company as of and for the years ended
December  31,  2001, 2002, 2003, 2004 and 2005.  The selected historical consolidated financial data for the years indicated were derived  from  the  audited  consolidated financial statements of the Company.  The information set forth below should be read in conjunction  with  Item  7,  "Management's  Discussion  and  Analysis  of  Financial Condition and Results of Operations" and the
Consolidated  Financial  Statements  and  notes  thereto  included  in  Item  8  hereof.

     As  discussed  in  Item  7  and  Note  18  to  the  Consolidated Financial Statements, certain historical information in the
Consolidated  Financial Statements has been restated. Please read Item 7 and Note 18 to the Consolidated Financial Statements for
additional  information  about these restatements. The selected financial data set forth below has been adjusted to reflect these restatements  for  all  periods.


                                                       YEARS ENDED DECEMBER 31,

                                                                    2001               2002        2003        2004       2005
                                                           -----------------------
                                                                  RESTATED           RESTATED    RESTATED    RESTATED
                                                           (dollars in thousands)
                                                           -----------------------
STATEMENT OF OPERATIONS DATA:
 Sales                                                     $              228,938   $ 229,518   $ 236,868   $ 288,131   $344,144
 Cost of sales                                                            173,395     184,831     185,667     220,497    263,448
 Gross profit                                                              55,543      44,687      51,201      67,634     80,696
                                                           -----------------------  ----------  ----------  ----------  ---------
 Operating expenses                                                        43,960      41,641      43,580      48,882     63,300
 Operating income                                                          11,583       3,046       7,621      18,752     17,396
                                                           -----------------------  ----------  ----------  ----------  ---------
 Interest expense                                                         (14,397)    (13,010)    (13,215)    (14,104)   (15,074)
 Other income (expense)                                                       310        (610)        256         (90)       964
 Income (loss) before income taxes and minority interest                   (2,504)    (10,574)     (5,338)      4,558      3,286
                                                           -----------------------  ----------  ----------  ----------  ---------
 Provision (benefit) for income taxes                                        (762)        106        (995)        499        319
 Minority interest in net income of subsidiary                                 --         (26)        (77)        (92)      (178)
 Income (loss) from continuing operations                                  (1,742)    (10,706)     (4,420)      3,967      2,789
                                                           -----------------------  ----------  ----------  ----------  ---------
 Discontinued Operations:
 Gain from sale of discontinued operations                                     --          --          --         118         --
 Gain from discontinued operations, net of tax                                 95         303         142         (93)        --
 Net income (loss)                                         $               (1,647)  $ (10,403)  $  (4,278)  $   3,992   $  2,789
                                                           -----------------------  ----------  ----------  ----------  ---------

BASIC AND DILUTED EARNINGS PER SHARE:
 Continuing operations                                     $                (0.98)  $   (6.03)  $   (2.49)  $    3.04   $   3.37
 Discontinued operations                                                     0.05        0.17        0.08        0.02         --
 Net income (loss)                                         $                (0.93)  $   (5.86)  $   (2.41)  $    3.06   $   3.37
                                                           -----------------------  ----------  ----------  ----------  ---------

BALANCE SHEET DATA :
 Total Assets                                              $              150,238   $ 136,898   $ 129,131   $ 130,677   $227,648
 Long-term obligations                                     $              136,211   $ 139,735   $ 129,563   $ 133,963   $119,306
 Dividends per share                                       $                 0.60   $    1.01   $    0.65   $    1.24   $   9.71


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

     Our international sales have historically comprised a significant portion of our total sales. In 2005, 2004 and 2003, the Company's international sales accounted for 32.7%, 34.9% and 34.1% of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

     The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.

RESTATEMENT

FIRST  RESTATEMENT

     During the Company's year-end review of 2004, it discovered accounting errors in prior years' financial statements. The errors have been corrected in the 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

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

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a non-recourse loan (in the form of interest-bearing notes) to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810,
respectively.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

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

     The combined effect of these changes increased net income by $2,283,000 and $1,502,000 in 2004 and 2003, respectively. With respect to prior fiscal years summarized in Item 6 - Selected Financial Data, the combined effect of the changes effected by the these restatements decreased net income by $4,207,000 in 2002 and $1,836,000 in 2001.

The impact of the above noted adjustments on the Company's financial statements for the twelve months of 2004 and 2003 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.


          FIRST     AS     SECOND     AS

                                              AS PREVIOUSLY REPORTED   RESTATEMENT  RESTATED   RESTATEMENT    RESTATED
FISCAL YEAR 2004(Note *)
Consolidated Balance Sheet:
     Inventory                                $                53,588            -         -  $     (4,935)  $  48,653
     Retained earnings                                          3,944            -         -        (4,935)       (991)

Consolidated Statement of Income:
     Cost of sales                                            222,780            -         -        (2,283)    220,497
     Operating income                                          16,469            -         -         2,283      18,752
     Net income                                                 1,709            -         -         2,283       3,992

     Basic and diluted earnings per   share   $                  1.31            -         -  $       1.75   $    3.06



          FIRST     AS     SECOND     AS

                                                        AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory                                         $                54,165   $     (4,562)  $  49,603   $     (7,218)

     Payroll and payroll related   expenses                              3,071            565       3,636             --
     Other accrued expenses                                              4,057          1,891       5,948             --
     Paid in capital                                                     3,006            574       3,580             --

     Accumulated other   comprehensive loss                            (11,929)           345     (11,584)            --
     Retained earnings                                                  12,531         (8,678)      3,853         (7,218)

Consolidated Statement of Income:
     Cost of sales                                                     187,650           (481)    187,169         (1,502)

     Selling, general and   administrative expenses                     36,354          3,602      39,956             --
     Operating income                                                    9,240         (3,121)      6,119          1,502
     Foreign currency transaction loss                                    (215)           (99)       (314)            --
     Other, net                                                         (3,544)         3,749         205             --

     Minority interest in net income of   subsidiary                        --            (77)        (77)            --
     Net income (loss)                                                  (6,232)           452      (5,780)         1,502

     Basic and diluted earnings per   share            $                 (3.51)  $       0.25   $   (3.26)  $       0.85

                                                        RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory                                         $  42,385

     Payroll and payroll related   expenses                3,636
     Other accrued expenses                                5,948
     Paid in capital                                       3,580

     Accumulated other   comprehensive loss              (11,584)
     Retained earnings                                    (3,365)

Consolidated Statement of Income:
     Cost of sales                                       185,667

     Selling, general and   administrative expenses       39,956
     Operating income                                      7,621
     Foreign currency transaction loss                      (314)
     Other, net                                              205

     Minority interest in net income of   subsidiary         (77)
     Net income (loss)                                    (4,278)

     Basic and diluted earnings per   share            $   (2.41)


Note * The reported figures in these tables may differ from the Consolidated Statement of Operations that have been previously reported due to the reclassification of certain amounts for discontinued operations now being shown in the "As Previously Reported" column.

HISTORICAL  PERFORMANCE

     Our financial statements shown in Item 8 of this 10K have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to December 31, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the twelve months ended December 31, 2005, and our review of the business and operations during such period as compared to the same period of 2004.

     ITEMS  AFFECTING  COMPARABILITY

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, the Company's financial statements shown in Item 8 of this Form 10-K have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to December 31, 2005 under the successor basis. The following discussion and analysis is based upon the aggregation of these two bases of accounting for the twelve months ended December 31, 2005, and the Company's review of the business and operations during such period as compared to the same period of 2004.

     As a result of the Acquisition, the Company's assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The financial statements for the twelve months ended December 31, 2005 include the following expenses related to purchase accounting: cost of goods sold includes non-cash purchase accounting charges related to inventory fair value adjustments of $5.3 million and operating expenses include $14.1 million of extraordinary items related to seller transaction expenses, transition expenses and stock compensation expenses.

     The Company believes the discussion and analysis of The GSI Group, Inc.'s financial condition and combined results of operations set forth below are not indicative nor should they be relied upon as an indicator of our future performance. Senior management appointed by the board of directors of the purchaser in the Acquisition is relatively new to the Company, and is still engaged in an ongoing analysis of trends and operating indicators as they relate to future performance. Please refer to the footnotes to the Financial Statements included in Item 8 of this report, including "Summary of Significant Accounting Policies-Basis of Statement Presentation" for important additional information concerning the basis of presentation of financial information included in this report.

RESULTS  OF  OPERATIONS

     The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):

                                        TWELVE MONTHS ENDED
                                                RESTATED
                                           2005     2004
                                           ----     ----


                                                        AMOUNT          %  AMOUNT            %
                                                        ---------  ------  -----------  ------
Sales                                                   $344,144   100.0   $  288,131   100.0

Cost of sales                                            262,729    76.4      217,628    75.5
Warranty                                                     719     0.2        2,869     1.0
 Total cost of sales                                     263,448    76.6      220,497    76.5
                                                        ---------  ------  -----------  ------

   Gross profit                                           80,696    23.4       67,634    23.5

Selling, general and administrative expenses              53,157    15.5       37,551    13.1
FarmPro loss                                                  --     0.0        7,152     2.5
Amortization expense                                       6,213     1.8          649     0.2
Research and development expense                           3,930     1.1        3,530     1.2
 Total operating expenses                                 63,300    18.4       48,882    17.0
                                                        ---------  ------  -----------  ------

Operating income                                          17,396     5.0       18,752     6.5

Other income (expense):
 Interest expense                                        (15,074)   (4.3)     (14,104)   (4.9)
 Other, net                                                  964     0.2          (90)   (0.0)

Income before income tax expense and minority interest     3,286     0.9        4,558     1.6

Income tax provision                                         319     0.1          499     0.2
Minority interest in net income of subsidiary               (178)   (0.0)         (92)    0.0

Income before discontinued operations                      2,789     0.8        3,967     1.4

Gain from discontinued operations net of income taxes         --     0.0           25     0.0

Net income                                              $  2,789     0.8   $    3,992     1.4


Basic and diluted earnings per share                    $   3.37           $     3.06

Weighted average common shares outstanding               826,948            1,304,870



Year  Ended  December  31,  2005  Compared  to  Year  Ended  December  31,  2004

     Sales increased 19.4% to $344.1 million in 2005 compared to $288.1 million in 2004. Swine equipment sales increased 49.5% due to improving market conditions. Grain equipment sales increased 7.5% in 2005 to $190.2 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Poultry equipment sales increased 30.5% year-over-year, primarily as a result of gains in domestic market share and higher realized prices.

     Gross profit increased to $80.7 million in 2005, or 23.4% of sales, from $67.6 million or 23.5% of sales in 2004. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by a one-time expensing of fair value adjustments of $5.3 million. The 2005 results included $4.6 million of expense for workers compensation compared to $2.1 million in 2004. This increase in workers compensation expense, which was mainly non-cash, resulted substantially from a comparable year over year increase in the Company's workers compensation reserve. This increase was driven by significantly higher cost estimates for 2005 claims compared to preceding years as a result of forecasted increases in medical and legal costs for unsettled claims and was based on market loss development factors estimated by a third party provider.

     Operating expenses increased 29.5%, or $14.4 million, to $63.3 million in 2005 from $48.9 million in 2004. This increase in operating expenses was primarily the result of a $3.9 million year-over-year increase in stock-based compensation, seller transaction expenses of $4.0 million and transition expenses which includes consulting fees and management fees of $2.4 million. In total, approximately $14.1 million of our operating expenses recorded during 2005 were extraordinary and non-recurring in nature (see Items of Comparability above). As a percentage of sales, operating expenses increased to 18.4% in 2005 from 17.0% in 2004.

     Operating income decreased to $17.4 million in 2005 from $18.8 million in 2004. Operating income margins decreased to 5.1% of sales in 2005 from 6.5% in 2004.

     Interest expense increased $1.0 million due to slightly higher borrowing costs, as well as increased levels of debt incurred to fund the issuance of 12% bonds in 2005.

     Net  income  in  2005  was  $2.8 million, compared to $4.0 million in 2004.

Year  Ended  December  31,  2004  Compared  to  Year  Ended  December  31,  2003

     Sales increased 21.6% to $288.1 million in 2004 compared to $236.9 million in 2003. Swine equipment sales increased 11.0% due to improving market conditions. Grain equipment sales increased 26.6% in 2004 to $177.6 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Strong sales of grain equipment in our Agromarau subsidiary also contributed to the increase. Poultry equipment sales increased 16.5% year-over-year, primarily as a result of gains in domestic market share and higher realized prices. In October 2004, we sold the assets of our Canadian subsidiary, which accounted for $0.6 million in 2004 sales as compared to $0.8 million in 2003 sales.

     Gross profit increased to $67.6 million in 2004, or 23.5% of sales, from $51.2 million or 21.6% of sales in 2003. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by higher material costs.

     Operating expenses increased 12.2%, or $5.3 million, to $48.9 million in 2004 from $43.6 million in 2003. This increase in operating expenses was the result of a $2.0 million year-over-year increase in stock-based compensation, a $7.2 million increase in expenses associated with the simultaneous purchase and sale of FarmPRO in December 2004, offset in part by $1.8 million in lower litigation and other expenses in 2004 relating to a dispute with the Yemen Company for Industrial Investment ("YCII") and cost reduction initiatives. As a percentage of sales, operating expenses decreased to 17.0% in 2004 from 18.4% in 2003.

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

     Gross profit increased to $51.2 million in 2003 or 21.6% of sales from $44.7 million or 19.5% of sales in 2002. This increase was primarily due to an improvement in production efficiencies following the 2002 consolidation efforts.

     Operating expenses increased 4.8% or $2.0 million to $43.6 million in 2003 from $41.6 million in 2002. As a percentage of sales, operating expenses increased to 18.4% in 2003 from 18.1% in 2002. This increase was primarily the result of the write off of the Yemen receivable.

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

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2005, the Company had $51.5 million of working capital, an increase of $11.2 million as compared to its restated working capital as of December 31, 2004. This increase in working capital was due largely to an increase in accounts receivable and current deferred tax assets, partially offset by an increase in accounts payable.

     Operating activities generated $18.5 million, $9.9 million and $13.4 million of cash in 2005, 2004 and 2003, respectively. The increase in cash flow from operating activities from 2004 to 2005 of $8.6 million was primarily the result of a change in inventory, depreciation and amortization, accounts payable and accrued expenses of $27.2 million offset by changes in net income, other current assets, accounts receivable and deferred taxes totaling $19.4 million.

     The Company's capital expenditures totaled $6.0 million, $6.3 million and $1.7 million in 2005, 2004 and 2003, respectively. Capital expenditures have primarily been for machinery and equipment and the expansion of facilities. The Company anticipates that its capital expenditures in 2006 will be more than those in 2005 as a result of our lean enterprise initiative.

     Cash used in financing activities in 2005 consisted primarily of $5.0 million payment of shareholder loans, $98.8 million payments of long-term debt (including the 10-1/4% bonds), $25.8 million payments under the Credit Facility and $8.0 million dividend for taxes offset by the issuance of $110.0 million of long-term debt (12% bonds) and $15.3 million infusion of capital. Cash used in financing activities in 2004 consisted primarily of $14.6 million of treasury stock purchases, a $2.3 million payment of shareholder loans, a $1.6 million dividend for taxes offset by $2.9 million of borrowing under the Credit Facility and a $7.1 million shareholder loan. Cash used in financing activities in 2003 consisted primarily of $15.2 million of payments of long-term debt, a $2.2 million payment of shareholder loans and a $1.1 million dividend for taxes offset by $2.2 million of borrowing under the Credit Facility and a $1.6 million shareholder loan.

     The Company believes that existing cash, cash flow from operations and available borrowings under the Credit Facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future.

     On October 31, 2003, the Company entered into a three-year credit facility of up to $75.0 million with lenders led by Congress Financial Corporation (Central) to replace its then existing senior credit facility limited to maximum borrowings of $60.0 million. A $12.5 million term loan was included in that facility. On July 9, 2004, the credit facility was amended to provide for an additional $14.6 million term loan, the proceeds of which were used to repurchase shares of the Company's voting common stock from Craig Sloan upon his retirement. On October 19, 2004, the credit facility was again amended to decrease the interest rate on the term loan and to permit additional term loans on or prior to April 19, 2005, subject to an aggregate limit of $17.5 million for all term loans. On February 2, 2005, the credit facility was again amended to permit the payment of annual dividends under certain conditions, not to exceed $2.0 million in the aggregate.

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. ("GSI Holdings"), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of that stock purchase ("the Acquisition") occurred. Upon the closing of that stock purchase, the Company became a direct, wholly owned subsidiary of GSI Holdings. The cash costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56.3 million, issuance of $110.0 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60.0 million revolving credit facility.

     The closing of our refinanced senior secured credit facility with Wachovia Capital Finance, which replaced the Congress Financial facility, consisted of a $60.0 million revolving credit facility. The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholder, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with a fixed charge coverage ratio if a "trigger event" has occurred.

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

     As of December 31, 2005 the Company had $9.2 million of revolving loans outstanding and $5.1 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $30.2 million.

     In connection with the closing of the Acquisition on May 16, 2005, the Company entered into the following financing transactions, each of which occurred prior to or concurrently with the closing of the Acquisition:

-     the  closing  of  the  issuance  of  the  Notes;
- the closing of our refinanced senior secured credit facility described above. Approximately $29.5 million was drawn on the revolving credit facility on the closing date, with additional availability of approximately $22.5 million under the revolving credit facility on the closing;
- the call for redemption of all of our existing 10 1/4% senior subordinated notes due 2007, the deposit of all amounts necessary to redeem those notes with the trustee, and the subsequent retirement of all of those notes upon completion of the redemption;
- the repayment in full of all amounts outstanding under our existing credit facility;
- the repayment in full of all amounts outstanding under loans made to us by our founder and selling majority stockholder; and
- the cash equity contribution to GSI Holdings by our equity sponsor, Charlesbank Equity Fund V, Limited Partnership (a small amount of which was made by nonaffiliated funds) of $56.3 million, of which approximately $43.8 million (less certain expenses and other amounts) was paid to our selling stockholders, and approximately $12.5 million was contributed to our common equity.

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

     The Acquisition of the Company has been accounted for in accordance with SFAS No. 141 "Business Combinations" and reflects the "push down" of GSI Holdings' basis into our financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimates of respective fair values at the date of acquisition. The fair values were determined by management estimates and by independent third party valuations, which were finalized in the fourth quarter.

     The following table summarizes the fair value of the assets acquired and of the liabilities assumed at the date of the Acquisition.



Cash                                   $     2,437
Accounts receivable, net                    36,044
Inventories, net                            60,910
Property, plant and equipment               33,418
Other intangible assets                     57,780
Goodwill                                    39,162
Other assets                                 4,163
                                       -----------

Total assets acquired                      233,914

Accounts payable and accrued expenses       38,282
Customer deposits                            5,641
Long-term debt                             150,212
Minority interest                            2,250
Deferred income taxes                          224
                                       -----------

Total liabilities assumed                  196,609
                                       -----------

Purchase price                         $    37,305
                                       ===========





ACQUISITION AND FINANCING                               AS OF MAY 17, 2005
-----------------------------------------------------

Cash paid upon acquisition                             $            34,934
Repay old indebtedness                                             149,864
Bond repayment penalty                                               1,729
Repayment of interest                                                1,252
Estimate of acquisition expenses                                     2,371
                                                       --------------------
Acquisition Consideration                                          190,150


Historical net book value of tangible assets acquired               87,583
                                                       --------------------
Excess purchase price to be allocated                              102,567

Inventory step-up                                                   (5,288)
Property, plant and equipment step-up                                 (561)
Other intangibles                                                  (57,780)
Deferred tax liability                                                 224
Goodwill                                                           (39,162)
                                                       --------------------

                                                       $                 0
                                                       ====================



     The aggregate amortization expense for the period May 17, 2005 through December 31, 2005 for the identified intangible assets was $6.1 million. The identified intangible assets are being amortized on a straight-line basis over their individual estimated useful lives. The tax goodwill of $44.5 million is amortized over 15 years.

     The carrying value of inventory was increased by approximately $5.3 million to reflect the inventory fair value at May 16, 2005. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reduce gross profit in future periods when this inventory is sold. During the period May 17, 2005 through December 31, 2005, cost of goods sold included $5.3 million of this fair value adjustment.

     The carrying value of property, plant and equipment was increased by approximately $0.6 million to reflect the fair value at May 16, 2005. The effect of the fair value adjustment is to increase costs and expenses for additional depreciation in future periods over the useful lives of the assets.

     The following schedule explains the changes in Stockholders' Equity as a result of the purchase:


                                                              TOTAL
Predecessor as of December 31, 2004 as restated             $(46,835)

Change to predecessor equity (January 1 - May 16, 2005)(1)    (4,600)

Predecessor balance as of May 16, 2005                       (51,435)

Change to successor equity (May 17 - December 31, 2005)(2)   111,274

Successor equity at December 31, 2005                       $ 59,839



(1) The details of the change to predecessor equity from January 1, 2005 through May 16, 2005 consists of a net loss, stock-based compensation, foreign currency translation adjustments and dividends.

(2) The details of the change to successor equity from May 17, 2005 through December 31, 2005 consists of purchase accounting, net income, foreign currency translation adjustments and dividends.

     The Company does not have any off-balance sheet arrangements as of December 31, 2005.

CONTRACTUAL  OBLIGATIONS


                                  PAYMENTS DUE BY PERIOD
                                 ------------------------
                                      (IN THOUSANDS)
                                 ------------------------
                                          TOTAL             2006     2007     2008    THEREAFTER
                                 ------------------------  -------  -------  -------  -----------
Debt Obligations (a)             $                120,182  $   876  $   104  $    --  $   119,202
Operating Lease Obligations (b)                     3,858    1,445    1,143      777          493
Purchase Obligations  (c)                          57,148   57,148       --       --           --
Interest Obligation (d)                            99,000   13,200   13,200   13,200       59,400

Total                            $                280,188  $72,669  $14,447  $13,977  $   179,095


(a) Included principal payments due on debt. For additional information, see note 9 "Long-Term Debt".
(b) For U.S. operations only. Lease obligations of foreign subsidiaries are not material and therefore not included. For additional information, see note 12 "Commitments and Contingencies".
(c) Purchase obligation amounts represent the minimum obligation under our supply arrangements related to product and/or services entered into in the normal course of our business.
(d)     Interest  related  to  the  12%  Senior  Subordinated  Notes.

INFLATION

     The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods. As a significant portion of the cost of goods sold is based on commodity costs, the Company practice is to modify its price structure for these economic movements.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, self-insurance, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, equity based compensation expense and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the consolidated financial statements.

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

INVENTORY

     Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out" ("FIFO") method. As of December 31, 2005, the Company's policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over an estimated 36 month usage, unless such excess amounts relate to newly introduced SKUs (stocked items) for which the Company has no long term sales history, in which case no reserve is applied.

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

SELF  INSURANCE

     A reserve for workers compensation IBNR (incurred but not reported) claims is established based on information provided by the insurance carrier. This reserve is reviewed quarterly.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2005, principal exposed to interest rate risk was limited to $10.2 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. By this measure, a change in the interest rate of 1% would change the Company's earnings by $0.1 million.

     At December 31, 2005, approximately 15.8% of the Company's sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuations of intercompany account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF THE GSI GROUP, INC.


                                                                                                       PAGE
                                                                                                       ----
Report of Independent Registered Public Accounting Firms                                                 32
Consolidated Balance Sheets as of December 31, 2005 and 2004                                             42
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003               43
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004
 and 2003                                                                                                44
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003               45
Notes to Consolidated Financial Statements                                                               46

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit  Committee  and  Board  of  Directors
The  GSI  Group,  Inc.
Assumption,  Illinois


We have audited the accompanying consolidated balance sheet of The GSI Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the periods May 17, 2005 through December 31, 2005, January 1, 2005 through May 16, 2005, and for the two years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $34.7 million and $25.4 million as of December 31, 2005 and 2004, respectively and total revenue of $53.0 million, $16.8 million, $35.0 million and $21.5 million for the periods ended December 31, 2005 and May 16, 2005 and the years ended December 31, 2004 and 2003, respectively. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Our audits also included auditing the adjustments to convert the financial statements of all foreign subsidiaries into accounting principles generally accepted in the United States of America for purposes of consolidation. In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the periods May 17, 2005 through December 31, 2005, January 1, 2005 through May 16, 2005, and for the two years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

Audit  Committee  and  Board  of  Directors
The  GSI  Group,  Inc.
Page  2.

As discussed in Note 18 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2004 and 2003.


     /s/  BKD,  LLP


St.  Louis,  Missouri
April  6,  2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


1. We have audited the accompanying balance sheets of Agromarau Ind stria e Com rcio Ltda. as of December 31, 2005 and 2004, and the related statements of income, changes in shareholders' equity and changes in financial position for the period then ended, all expressed in Brazilian reais. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Ind stria e Com rcio Ltda. as of December 31, 2005 and 2004 and the results of its operations and changes in its financial position for each of the periods then ended in conformity with accounting practices adopted in Brazil.

Rokembach  &  Cia.  Auditores

January  19,  2006.
Porto  Alegre,  Rio  Grande  do  Sul  -  Brazil

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

1. We have audited the accompanying balance sheets of Agromarau Ind stria e Com rcio Ltda. as of May 16, 2005 and December 31, 2004, and the related statements of income, changes in shareholders' equity and changes in financial position for the period then ended, all expressed in Brazilian reais. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

2. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Ind stria e Com rcio Ltda. as of May 16, 2005 and December 31, 2004 and the results of its operations and changes in its financial position for each of the periods then ended in conformity with accounting practices adopted in Brazil.


Rokembach  &  Cia.  Auditores


June  3,  2005

Porto  Alegre,  Rio  Grande  do  Sul  -  Brazil

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
Porto  Alegre,  RS,  Brazil

REPORT  OF  THE  INDEPENDENT  AUDITORS

TO  THE  SHAREHOLDERS  OF
GSI  GROUP  AFRICA  (PROPRIETARY)  LIMITED


We have audited the financial statements of GSI Group Africa (Proprietary) Limited set out on pages 3 to 16 for the year ended 31 December 2005. These financial statements are the responsibility of the company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

SCOPE
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit also includes:

- Examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,
- Assessing the accounting principles used and significant estimates made by management, and
-     Evaluating  the  overall  financial  statement  presentation.

We  believe  that  our  audit  provides  a  reasonable  basis  for  our opinion.

AUDIT  OPINION
In our opinion, the financial statements fairly present, in all material respects, the financial position of the company at 31 December 2005 and the results of its operations and cash flow for the year then ended in accordance with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the Companies Act in South Africa.

GOING  CONCERN
Without qualifying our opinion above we draw attention to the fact that the liabilities of the company exceed its assets. The holding company, The GSI Group, Inc., has issued a letter of continued financial support to The GSI Group Africa (Pty) Ltd. Refer to note 15 of the financial statements.

PUBLIC  COMPANY  ACCOUNTING  OVERSIGHT  BOARD  (UNITED  STATES)
Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No. 2 - "An Audit of Internal Control Over Financial Reporting, Conducted in Conjunction With An Audit of Financial Statements"

                            DETAILED INCOME STATEMENT
                            -------------------------
The detailed income statement set out on pages 17 to 18 does not form part of the annual financial statements and is presented as additional information. We have not audited this detailed income statement and accordingly we do not express an opinion on it.



PRICEWATERHOUSECOOPERS  INC.
CHARTERED  ACCOUNTANTS  (SA)
REGISTERED  ACCOUNTANTS  AND  AUDITORS

PRETORIA

DATE:  3  FEBRUARY  2006

*The page numbers noted above relate to the legal entity audit report not contained in this Annual Report Form 10-K.

                                     ------

REPORT  OF  THE  INDEPENDENT  AUDITORS
TO  THE  SHAREHOLDERS  OF
GSI  GROUP  AFRICA  (PROPRIETARY)  LIMITED


We have audited the financial statements of GSI Group Africa (Proprietary) Limited set out on pages 3 to 16 for the period ended 16 May 2005. These financial statements are the responsibility of the company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

SCOPE
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit also includes:

- Examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,
- Assessing the accounting principles used and significant estimates made by management, and
-     Evaluating  the  overall  financial  statement  presentation.

We  believe  that  our  audit  provides  a  reasonable  basis  for  our opinion.

AUDIT  OPINION
In our opinion, the financial statements fairly present, in all material respects, the financial position of the company at 16 May 2005 and the results of its operations and cash flow for the period then ended in accordance with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the Companies Act in South Africa.

GOING  CONCERN
Without qualifying our opinion above we draw attention to the fact that the liabilities of the company exceed its assets. The holding company, The GSI Group, Inc., has issued a letter of continued financial support to The GSI Group Africa (Pty) Ltd. Refer to note 15 of the financial statements.

PUBLIC  COMPANY  ACCOUNTING  OVERSIGHT  BOARD  (UNITED  STATES)
Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No. 2 - "An Audit of Internal Control Over Financial Reporting, Conducted in Conjunction With An Audit of Financial Statements".



PRICEWATERHOUSECOOPERS  INC.
CHARTERED  ACCOUNTANTS  (SA)
REGISTERED  ACCOUNTANTS  AND  AUDITORS

PRETORIA

DATE:  21  JULY  2005

                                     ------


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


*The page numbers noted above relate to the legal entity audit report not contained in this Annual Report Form 10-K.

                                     ------

REPORT  OF  THE  AUDITORS  TO  THE  DIRECTORS  OF
THE  GSI  ASIA  GROUP  SDN.  BHD.
(Company  No.  392746  V)
(Incorporated  in  Malaysia)

1. We have audited the financial statements of The GSI Asia Group Sdn. Bhd. for the financial year ended 31 December 2005 in accordance with our terms of engagement dated 12 December 2005. These financial statements, set out on pages 3 to 25 are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The relevant standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements which have been prepared by the Directors in accordance with the accounting policies normally adopted by the Company. An audit also includes assessing the accounting principles used and significant estimates made by the Directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
2. These financial statements have been prepared to be used solely in connection with the preparation of the consolidated financial statements of The GSI Group, Inc. as at 31 December 2005. Our audit opinion is intended for the purpose and benefit to the Directors of The GSI Asia Group Sdn. Bhd. The audit has not been planned or conducted in contemplation of reliance by any third party or with respect to any specific transaction. Therefore, items of possible interest to a third party have not been specifically addressed and matters may exist that would be assessed differently by a third party, possibly in connection with a specific transaction.
3. In our opinion, the financial statements as set out on pages 3 to 25 present fairly, in all material respects, the financial position of the Company as at 31 December 2005, and the results and cash flows of its operations for the financial year ended 31 December 2005, in accordance with the accounting policies normally adopted by the Company as set out in Note 2 to the financial statements.


PricewaterhouseCoopers
Chartered  Accountants

Penang



*The page numbers and footnote references noted above relate to the legal entity audit report not contained in this Annual Report Form 10-K.

REPORT  OF  THE  AUDITORS  TO  THE  DIRECTORS  OF
THE  GSI  ASIA  GROUP  SDN.  BHD.
(Company  No.  392746  V)
(Incorporated  in  Malaysia)

1. As per our terms of engagement dated 27 May 2005, we have audited the balance sheet of The GSI Asia Group Sdn. Bhd. as of 16 May 2005, and its related statement of income and cash flows for the financial period from 1 January 2005 to 16 May 2005. These financial statements, set out on pages 3 to 25 are the responsibility of the Company's directors. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) except for PCAOB Auditing Standard No. 2- "An audit of internal control over financial reporting, conducted in conjunction with an audit of financial statements". The relevant standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements which have been prepared by the directors in accordance with the accounting policies normally adopted by the Company. An audit also includes assessing the accounting principles used and significant estimates made by directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
2. In accordance with The GSI Group, Inc. guidelines, these financial statements have been prepared to be used solely in connection with the preparation of the consolidated financial statements of The GSI Group, Inc, for the financial period from 1 January 2005 to 16 May 2005. Our audit opinion is intended for the purpose and benefit of those to whom it is addressed. The audit will not be planned or conducted in contemplation of reliance by any third party or with respect to any specific transaction. Therefore, items of possible interest to a third party will not be specifically addressed and matters may exist that would be assessed differently by a third party, possibly in connection with a specific transaction.
3. In our opinion, the financial statements as set out on pages 3 to 25 present fairly, in all material respects, the financial position of the Company as of 16 May 2005, and the results and cash flows of its operations for the financial period from 1 January 2005 to 16 May 2005, in accordance with the accounting policies normally adopted by the Company as set out in Note 2 to the financial statements.







PricewaterhouseCoopers

Chartered  Accountants

Penang



*The page numbers and footnote references noted above relate to the legal entity audit report not contained in this Annual Report Form 10-K.


                                        THE GSI GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                     DECEMBER 31, 2005 AND 2004
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                          SUCCESSOR    PREDECESSOR
                                                                         -----------  -------------
ASSETS                                                                      2005          2004
-----------------------------------------------------------------------  -----------  -------------
                                                                                        RESTATED
                                                                                      -------------
Current Assets:
 Cash and cash equivalents                                               $    2,522   $      2,304
 Accounts receivable, net                                                    35,801         24,656
 Inventories, net                                                            46,746         48,653
 Prepaids                                                                     2,961          3,489
 Income tax receivable                                                        1,499             --
 Deferred taxes                                                               4,645             --
 Other                                                                        3,165          3,416
     Total current assets                                                    97,339         82,518
                                                                         -----------  -------------

Property, Plant and Equipment, net                                           33,933         32,548

Other Assets:
 Goodwill                                                                    39,162         10,264
 Other intangible assets, net                                                51,684          1,494
 Deferred financing costs, net                                                5,105          2,449
 Deferred taxes, net                                                            323          1,309
 Other                                                                          102             95
     Total other assets                                                      96,376         15,611
                                                                         -----------  -------------
     Total assets                                                        $  227,648   $    130,677
                                                                         -----------  -------------

LIABILITIES AND  STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                                        $   20,989   $     16,629
 Payroll and payroll related expenses                                         6,683          4,652
 Accrued warranty                                                             2,335          2,764
 Other accrued expenses                                                       9,710          5,881
 Customer deposits                                                            5,256          7,090
 Current maturities of long-term debt                                           876          5,167
     Total current liabilities                                               45,849         42,183
                                                                         -----------  -------------

Long-Term Debt, less current maturities                                     119,306        133,963

minority interest                                                             2,654          1,366

Stockholders' Equity (Deficit):
 Common stock, $.01 par value, voting (authorized 6,900,000 shares;
issued 6,633,652 shares; outstanding 626,948 shares)                             16             16
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
   issued 1,059,316 shares; outstanding 200,000 shares)                           2              2
 Additional paid-in capital                                                  97,881          5,821
 Accumulated other comprehensive income (loss)                                  762        (10,124)
 Retained earnings                                                            2,737           (991)
 Treasury stock, at cost, voting (6,006,704 shares)                         (41,550)       (41,550)
 Treasury stock, at cost, nonvoting (859,316 shares)                             (9)            (9)
     Total stockholders' equity (deficit)                                    59,839        (46,835)
                                                                         -----------  -------------
     Total liabilities and stockholders' equity (deficit)                $  227,648   $    130,677
                                                                         -----------  -------------


The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2005,  2004  AND  2003
(IN  THOUSANDS,  EXCEPT  SHARE  AND  PER  SHARE  DATA)



                                                                     Successor    Predecessor
                                                                     May 17 -      Jan. 1 -
                                                                    -----------  -------------
                                                                      Dec. 31       May 16,      RESTATED     RESTATED
                                                                                                -----------  -----------
                                                                       2005          2005          2004         2003
                                                                    -----------  -------------  -----------  -----------
Sales                                                               $  229,509   $    114,635   $  288,131   $  236,868

Cost of sales                                                          178,996         83,733      217,628      183,400
Warranty expense                                                         1,238           (519)       2,869        2,267
 Total cost of sales                                                   180,234         83,214      220,497      185,667
                                                                    -----------  -------------  -----------  -----------

   Gross profit                                                         49,275         31,421       67,634       51,201

Selling, general and administrative expenses                            28,824         24,333       37,551       39,956
FarmPro loss                                                                --             --        7,152           --
Amortization expense                                                     6,047            166          649        1,094
Research and development expense                                         2,695          1,235        3,530        2,530
 Total operating expenses                                               37,566         25,734       48,882       43,580
                                                                    -----------  -------------  -----------  -----------

   Operating income                                                     11,709          5,687       18,752        7,621

Other income (expense):
 Interest expense                                                       (9,836)        (5,238)     (14,104)     (13,215)
 Interest income                                                           316            134          446          615
 Gain(loss) on sale of equipment                                            23             84         (452)        (250)
 Foreign currency transaction gain (loss)                                 (154)           370         (146)        (314)
 Other, net                                                                 72            119           62          205

Income (loss) from continuing operations before income taxes
   and minority interest                                                 2,130          1,156        4,558       (5,338)

Income tax provision (benefit)                                            (796)         1,115          499         (995)
Minority interest in net income from subsidiary                            (73)          (105)         (92)         (77)
Income (loss) from continuing operations                                 2,853            (64)       3,967       (4,420)
                                                                    -----------  -------------  -----------  -----------

Discontinued operations:
    Gain from sale of discontinued operations                               --             --          118           --
    Gain (loss) from discontinued operations, net of income taxes           --             --          (93)         142

   Net income (loss)                                                $    2,853   $        (64)  $    3,992   $   (4,278)

Basic and diluted earnings (loss) per share                         $     3.45   $      (0.08)  $     3.06   $    (2.41)

Weighted average common shares outstanding                             826,948        826,948    1,304,870    1,775,000



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
                                FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        Common Stock
                                                        -------------
                                                           Voting      Nonvoting
                                                        -------------

                                                                                                         Additional
                                                        Shares                     Shares                Paid-In
                                                        Outstanding    Amount      Outstanding  Amount   Capital
Restated Balance, December 31, 2002                        1,575,000   $       16      200,000  $     2  $     3,096
                                                        -------------  ----------  -----------  -------  -----------
 Stock-based compensation                                          -            -            -        -          484
 Other comprehensive loss-foreign currency
   translation adjustments                                         -            -            -        -            -
Restated Balance, December 31, 2003                        1,575,000   $       16      200,000  $     2  $     3,580
                                                        -------------  ----------  -----------  -------  -----------
 Stock-based compensation                                          -            -            -        -        2,241
 Other comprehensive loss-foreign currency
   translation adjustments                                         -            -            -        -            -
 Purchase of treasury stock                                 (948,052)           -            -        -            -
Predecessor Balance, December 31, 2004 as restated           626,948   $       16      200,000  $     2  $     5,821
                                                        -------------  ----------  -----------  -------  -----------
 Predecessor stock-based compensation                              -            -            -        -        2,841
 Predecessor other comprehensive loss-foreign currency
   translation adjustments                                         -            -            -        -            -
Predecessor Balance, May 16, 2005                            626,948   $       16      200,000  $     2  $     8,662
                                                        -------------  ----------  -----------  -------  -----------
 Change in equity due to acquisition-May 17                        -            -            -        -       89,219
 Successor other comprehensive loss-foreign currency
   translation adjustments                                         -            -            -        -            -
Successor Balance, December 31, 2005                         626,948   $       16      200,000  $     2  $    97,881
                                                        -------------  ----------  -----------  -------  -----------





                                                        Accumulated
                                                        Other
                                                        Comprehensive
                                                        Income (Loss)
Restated Balance, December 31, 2002                     $      (14,090)
                                                        ---------------
 Stock-based compensation                                            -
 Other comprehensive loss-foreign currency
   translation adjustments                                       2,506
Restated Balance, December 31, 2003                     $      (11,584)
                                                        ---------------
 Stock-based compensation                                            -
 Other comprehensive loss-foreign currency
   translation adjustments                                       1,460
 Purchase of treasury stock                                          -
Predecessor Balance, December 31, 2004 as restated      $      (10,124)
                                                        ---------------
 Predecessor stock-based compensation                                -
 Predecessor other comprehensive loss-foreign currency
   translation adjustments                                         536
Predecessor Balance, May 16, 2005                       $       (9,588)
                                                        ---------------
 Change in equity due to acquisition-May 17                      9,588
 Successor other comprehensive loss-foreign currency
   translation adjustments                                         762
Successor Balance, December 31, 2005                    $          762
                                                        ---------------




                                                                Treasury Stock
                                                                    Voting       Nonvoting
                                                                --------------

                                                                                                                Total
                                                    Retained                                                    Stockholders'
                                                    Earnings    Shares          Amount       Shares   Amount    Equity(Deficit)
Restated Balance, December 31, 2002                 $   2,059        5,058,652  $  (26,950)  859,316  $    (9)  $       (35,876)
                                                    ----------  --------------  -----------  -------  --------  ----------------
 Net loss                                              (4,278)               -           -         -        -            (4,278)
 Stock-based compensation                                   -                -           -         -        -               484
 Other comprehensive loss-foreign
   currency translation adjustments                         -                -           -         -        -             2,506
 Dividends                                             (1,146)               -           -         -        -            (1,146)
Restated Balance, December 31, 2003                 $  (3,365)       5,058,652  $  (26,950)  859,316  $    (9)  $       (38,310)
                                                    ----------  --------------  -----------  -------  --------  ----------------
 Net income                                             3,992                -           -         -        -             3,992
 Stock-based compensation                                   -                -           -         -        -             2,241
 Other comprehensive loss-foreign
   currency translation adjustments                         -                -           -         -        -             1,460
 Dividends                                             (1,618)               -           -         -        -            (1,618)
 Purchase of treasury stock                                 -          948,052     (14,600)        -        -           (14,600)
Predecessor Balance, December 31, 2004 as restated  $    (991)       6,006,704  $  (41,550)  859,316  $    (9)  $       (46,835)
                                                    ----------  --------------  -----------  -------  --------  ----------------
 Predecessor net loss                                     (64)               -           -         -        -               (64)
 Predecessor stock-based compensation                       -                -           -         -        -             2,841
 Predecessor other comprehensive loss-foreign
   currency translation adjustments                         -                -           -         -        -               536
 Predecessor dividends                                 (7,913)               -           -         -        -            (7,913)

Predecessor Balance, May 16, 2005                   $  (8,968)       6,006,704  $  (41,550)  859,316  $    (9)  $       (51,435)
                                                    ----------  --------------  -----------  -------  --------  ----------------
 Change in equity due to acquisition-May 17             8,968                -           -         -        -           107,775
 Successor net income                                   2,853                -           -         -        -             2,853
 Successor other comprehensive loss-foreign
   currency translation adjustments                         -                -           -         -        -               762
 Successor dividends                                     (116)               -           -         -        -              (116)

Successor Balance, December 31, 2005                $   2,737        6,006,704  $  (41,550)  859,316  $    (9)  $        59,839
                                                    ----------  --------------  -----------  -------  --------  ----------------




                                                    Compre-
                                                    hensive
                                                    Income
                                                       (Loss)
Restated Balance, December 31, 2002

 Net loss                                             (4,278)
 Stock-based compensation
 Other comprehensive loss-foreign
   currency translation adjustments                    2,506
 Dividends                                          $ (1,772)
Restated Balance, December 31, 2003

 Net income                                            3,992
 Stock-based compensation
 Other comprehensive loss-foreign
   currency translation adjustments                    1,460
 Dividends
 Purchase of treasury stock                         $  5,452
Predecessor Balance, December 31, 2004 as restated

 Predecessor net loss                                    (64)
 Predecessor stock-based compensation
 Predecessor other comprehensive loss-foreign
   currency translation adjustments                      536
 Predecessor dividends                              $    472
                                                    ---------
Predecessor Balance, May 16, 2005

 Change in equity due to acquisition-May 17
 Successor net income                                  2,853
 Successor other comprehensive loss-foreign
   currency translation adjustments                      762
 Successor dividends                                $  3,615
                                                    ---------
Successor Balance, December 31, 2005



The accompanying notes to consolidated financial statements are an integral part of these statements.


THE  GSI  GROUP,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

FOR  THE  YEARS  ENDED  DECEMBER  31,  2005,  2004  AND  2003
 (IN  THOUSANDS)

                                                                   Successor    Predecessor
                                                                   May 17 -      Jan, 1 -
                                                                  -----------  -------------
                                                                    Dec. 31       May 16,      RESTATED    RESTATED
                                                                                              ----------  ----------
                                                                     2005          2005          2004        2003
                                                                  -----------  -------------  ----------  ----------
Cash Flows From Operating Activities:
 Net income (loss)                                                $    2,853   $        (64)  $   3,992   $  (4,278)
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization                                     9,013          2,070       5,303       6,350
     Amortization of deferred financing costs and debt discount          466            494         916         928
     Loss (gain) on sale of assets                                       (23)           (84)        452         249
     Deferred taxes                                                   (3,590)           (69)       (244)     (1,473)
     Minority interest in net income of subsidiaries                      73            105          92          77
     Minority interest compensation expense                              331            779         533         263
     Stock-based compensation                                             --          2,841       2,241         484
     Changes in:
       Accounts receivable, net                                          243        (11,388)      2,427      (3,809)
       Inventories, net                                               14,164         (6,968)     (6,268)      6,399
       Other current assets                                           (5,879)         5,160         445         (50)
       Accounts payable                                               (1,028)         5,388        (510)      6,076
       Payroll and payroll related expenses                             (383)         2,414       1,016          84
       Accrued warranty                                                  367           (796)      1,385          38
       Other accrued expenses                                          2,317          1,512         (67)        303
       Customer deposits                                                (385)        (1,449)     (1,785)      1,716
                                                                  -----------  -------------  ----------  ----------
Net cash flows provided by (used in) operating activities             18,539            (55)      9,928      13,357
                                                                  -----------  -------------  ----------  ----------

Cash Flows From Investing Activities:
 Capital expenditures                                                 (3,958)        (2,046)     (6,322)     (1,739)
 Proceeds from sale of equipment                                          83            268       1,657       2,742
 Other                                                                 1,052            (48)         13         687
                                                                  -----------  -------------  ----------  ----------
Net cash flows provided by (used in) investing activities             (2,823)        (1,826)     (4,652)      1,690
                                                                  -----------  -------------  ----------  ----------

Cash Flows From Financing Activities:
 Payments on stockholder loans                                        (5,012)            --      (2,295)     (2,194)
 Proceeds from stockholder loans                                                         12       7,146       1,574
 Proceeds from issuance of long-term debt                            110,000             --       1,850          --
 Payments on debt                                                         --            (90)         --     (15,227)
 Net borrowings under line-of-credit agreement                         9,832         10,369       2,881       2,242
 Payment of deferred financing costs                                  (3,108)          (407)         --          --
 Contributed capital                                                  15,326             --          --          --
 Repayment of predecessor debt                                      (144,160)            --          --          --
 Purchase of treasury stock                                               --             --     (14,600)         --
 Dividends                                                              (116)        (7,913)     (1,619)     (1,146)
 Other                                                                 1,511             50         169        (106)
                                                                  -----------  -------------  ----------  ----------
Net cash flows provided by (used in) financing activities            (15,727)         2,021      (6,468)    (14,857)
                                                                  -----------  -------------  ----------  ----------

Effect of Exchange Rate Changes on Cash                                   96             (7)         57         313
                                                                  -----------  -------------  ----------  ----------

CHANGE in Cash and Cash Equivalents                               $       85   $        133   $  (1,135)  $     503
Cash and Cash Equivalents, beginning of year                           2,437          2,304       3,439       2,936
                                                                  -----------  -------------  ----------  ----------
Cash and Cash Equivalents, end of year                            $    2,522   $      2,437   $   2,304   $   3,439
                                                                  ===========  =============  ==========  ==========


The accompanying notes to consolidated financial statements are an integral part of these statements

                               THE GSI GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE  OF  OPERATIONS

          The GSI Group, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company") manufacture and sell equipment for the agricultural industry. In limited cases, the Company enters into contracts to manufacture and supervise the assembly of grain handling systems. The Company's product lines include: grain storage bins and related drying and handling equipment systems and swine and poultry feed storage and delivery, ventilation and watering systems. The Company's headquarters and main manufacturing facility are in Assumption, Illinois, with other manufacturing facilities in Illinois. In addition, the Company has manufacturing and assembly operations in Brazil, Malaysia and China and selling and distribution operations in Mexico, South Africa and Poland.

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




COMPANY NAME                                           LOCATION
---------------------------------------------------  ------------
The GSI Asia Group Sdn.Bhd                           Malaysia
GSI Cumberland C.A.A.                                Malaysia
The GSI Group Africa (Proprietary) Limited           South Africa
The GSI Group (Europe) sp. Z o.o                     Poland
GSI Cumberland de Mexico, S. de R.L. de C.V.         Mexico
Agromarau Industria E Comercio Ltda.                 Brazil
The GSI Group (Shanghai) Co., Ltd.                   China
The GSI Agricultural Equipments (Shanghai) Co., Ltd  China



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

     Fair  Value  of  Financial  Instruments

     The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company's line of credit, notes and other payables, approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

     Accounts  and  Notes  Receivable

     Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are ordinarily due 30-60 days after the issuance of the invoice. Accounts that are unpaid after the due date bear interest at 1% per month. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

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

     Inventories

     Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventories was determined using the first-in-first-out" ("FIFO") method. As of December 31, 2005, the Company's policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over an estimated 36 month usage, unless such excess amounts relate to newly introduced SKUs (stocked items) for which the Company has no long term sales history, in which case no reserve is applied.

     Property,  Plant  and  Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair value of such assets at the acquisition date. Depreciation is provided using the straight-line method over the following estimated useful lives.


                                YEARS
                                -----
Building and Improvements       10-25
Machinery and Equipment          3-10
Office Equipment and Furniture   3-10


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

     Research  and  Development

     Costs associated with research and development are expensed as incurred. Such costs incurred were $3.9 million, $3.5 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Intangible  Assets

     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Other intangibles related to trade names, product technology, non-competes and customer relationships are amortized on a straight line basis.

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

     Shipping  and  Handling  Fees

     Shipping and handling costs of $11.1 million, $9.5 million and $8.6 million for 2005, 2004 and 2003, respectively, are included in cost of goods sold.

     Translation  of  Foreign  Currency

     The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2005, 2004 and 2003 have been recorded in the accompanying Consolidated Statements of Stockholders' Equity (Deficit). For Mexico, exchange losses from translations for the years ended December 31, 2005, 2004 and 2003 have been recorded in the accompanying Consolidated Statements of Operations.

     Income  Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

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

     Self  Insurance

     The Company has elected to self-insure certain costs related to health insurance, workers' compensation and general liability. Costs resulting from noninsured losses are charged to income when incurred. The Company has reserves of $5.4 million, $3.3 million and $2.5 million at December 31, 2005, 2004 and 2003, respectively.

     Change  in  Accounting  Principle

     During 2003, the Company changed its method of accounting and financial reporting for guarantees by adopting the provisions of FASB Interpretation No. 45 ("FIN 45"). The adoption of FIN 45 did not have a material impact on the Company's results of operation or financial position.

     Stock  Based  Compensation  Plan

     The Company was party to a stock based employee compensation plan, which is described more fully in note 10. The Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock based employee compensation cost was reflected in net income as the market value of the underlying common stock exceeds the purchase price.

     Thirteen  Week  Fiscal  Periods

     The Company uses thirteen-week fiscal quarter periods for operational and financial reporting purposes. The Company's year-end will continue to be December 31.

     Reclassifications

     Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

     Basis  of  Statement  Presentation

     The accompanying combined financial statements are presented under two different ("Predecessor" and "Successor") bases of accounting. The predecessor and successor financial statements are consolidated and include all of the accounts of GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

3.     NEW  ACCOUNTING  PRONOUNCEMENTS

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

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect this statement to have a material impact on the results of operations or financial position

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 will become effective for accounting changes and corrections of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company's financial statements will depend on the nature and significance of future accounting changes subject to this statement.

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 describes how conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The Company does not expect this interpretation to have a material impact on the results of operations or financial position.

4.     TRADE  RECEIVABLES  ALLOWANCE

     The following summarizes trade receivables allowance activity for the years ended December 31, 2003, 2004 and 2005 (in thousands):



                                AMOUNT
                               --------
Balance, December 31, 2002     $ 3,058
Increase to operating expense      936
Charge to allowance             (1,265)
Balance, December 31, 2003       2,729
                               --------
Increase to operating expense      904
Charge to allowance               (231)
Balance, December 31, 2004       3,402
                               --------
Increase to operating expense      825
Charge to allowance             (2,281)
Balance, December 31, 2005     $ 1,946
                               --------




5.     BUSINESS  SEGMENT

     In January 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has no separately reportable segments under this standard. Under the enterprise-wide disclosure requirements of SFAS 131, the Company reports sales, by each group of product lines. Amounts for the years ended December 31, 2005, 2004 and 2003 are as shown in the table below (in thousands):


                         DECEMBER 31,
                             2005         2004       2003
                         -------------  ---------  ---------
Grain product line       $     190,188  $177,622   $140,290
Swine product line              69,997    46,809     42,152
Poultry product line            83,959    64,348     55,227
Discontinued operations             --      (648)      (801)
                         -------------  ---------  ---------
     Sales               $     344,144  $288,131   $236,868
                         =============  =========  =========


     For the years ended December 31, 2005, 2004 and 2003, sales in Brazil were $40.1 million, $28.9 million and $17.4 million, respectively. Net income in Brazil was $1.2 million, $1.3 million and $1.4 million in 2005, 2004 and 2003, respectively. Long-lived assets in Brazil were $5.8 million and $4.3 million at December 31, 2005 and 2004, respectively.

6.     RISKS  AND  UNCERTAINTIES

International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. Net assets of the Company's international operations totaling $39.6 million are included in the Company's consolidated balance sheet at December 31, 2005.

7.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                                                    AS OF DECEMBER 31,
                                                                   --------------------
                                                                                            2004
                                                                                         ----------
                                                                           2005           RESTATED
                                                                   --------------------  ----------
                                                                         (IN THOUSANDS)
                                                                   --------------------
Accounts Receivable
                               Trade receivables                   $            37,747   $  28,058
                               Allowance for doubtful accounts                  (1,946)     (3,402)
                               Total                               $            35,801   $  24,656
                                                                   --------------------  ----------

Inventories
                               Raw materials                       $            16,039   $  22,876
                               Work-in-process                                   8,758       7,581
                               Finished goods                                   21,949      18,196
                               Total                               $            46,746   $  48,653

Property, Plant and Equipment
                               Land                                $               594   $     803
                               Buildings and improvements                       12,817      25,061
                               Machinery and equipment                          24,279      48,277
                               Office equipment and furniture                    2,523       9,242
                               Construction-in-progress                            868         488
                                                                                41,081      83,871
                                                                   --------------------  ----------
                               Accumulated depreciation                         (7,148)    (51,323)
                               Property, plant and equipment, net  $            33,933   $  32,548
Intangible Assets
                               Goodwill                            $            39,162   $  10,264

                               Non-compete agreements              $             2,890   $   8,227
                               Technology                                        5,700         383
                               Trade names                                      14,300           -
                               Customer relations                               31,400           -
                               Backlog                                           3,490           -
                                                                                57,780       8,610
                                                                   --------------------  ----------
                               Accumulated amortization                         (6,096)     (7,116)
                               Total                               $            51,684   $   1,494
Deferred Financing Costs
                               Deferred financing costs            $             5,570   $   7,008
                               Accumulated amortization                           (465)     (4,559)
                               Total                               $             5,105   $   2,449
Accrued Warranty
                               Beginning reserve                   $             2,764   $   1,379
                               Increase to expense                               1,630       3,012
                               Charge to reserve                                (2,059)     (1,627)
                               Ending reserve                      $             2,335   $   2,764



Amortization of non-compete agreements, patents and other intangible assets are as follows (in thousands):



2006  $4,281
2007  $4,211
2008  $4,211
2009  $4,211
2010  $4,211

8.     SUPPLEMENTAL  CASH  FLOW  INFORMATION

     The Company paid approximately $13.0 million, $12.6 million and $12.4 million in interest during the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid income taxes (in thousands) of $5,503, $31 and $6 during the years ended December 31, 2005, 2004 and 2003, respectively.

9.     LONG-TERM  DEBT

     Long-term debt at December 31, 2005 and 2004 consisted of the following (in thousands):


                                                                                                     2005       2004
                                                                                                   ---------  ---------
Wachovia Capital Finance revolving line of credit                                                  $  9,202   $     --
Congress Financial Corporation (Central) revolving line of credit                                        --     23,511
Congress Financial Corporation (Central) term note                                                       --     10,972
Stockholder note, unsecured, payable on demand, under the same interest terms
 as the Congress Financial Corporation (Central) revolving line of credit                                --      5,000
10.25% senior subordinated notes payable, principal due November, 2007, net of unamortized debt discount of $792 as of December 31, 2004, amortization of debt discount was $157 for the year ended December 31, 2004, interest was payable
 semi-annually each May 1, and November 1                                                                --     99,208
12% senior subordinated notes payable, principal due May 2013, interest payable
 semi-annually each May 15 and November 15                                                          110,000         --
Brazil note, secured by equipment, interest rate is LIBOR plus 4.5%, principal due long term debt
     August 10, 2007                                                                                    980        439
   Total                                                                                            120,182    139,130
                                                                                                   ---------  ---------
Less:
 Current maturities                                                                                    (876)    (5,167)
   Total long-term debt                                                                            $119,306   $133,963


     Maturities of long-term debt during the next five years are as follows (in thousands):



2006        $    876
2007             104
2008              --
2009              --
            --------
2010           9,202
            --------
Thereafter   110,000
            --------
 Total      $120,182
            ========



     In November 1997, the Company issued $100.0 million aggregate principal of senior subordinated note ("Notes") which are due in 2007. The Notes represent unsecured senior subordinated obligations of the Company. Upon occurrence of a change in control (as defined in the indenture governing the Notes), the Company is required to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase. The indenture governing the Company's senior subordinated notes provides for certain restrictive covenants. The more significant of the covenants restrict the ability of the Company to dispose of assets, incur additional indebtedness, pay dividends or make distributions and other payments affecting subsidiaries. The Company was in compliance with the covenants contained in the indenture as of December 31, 2004. These Notes were redeemed at the date of acquisition.

     In 2002, a stockholder of the Company extended an additional loan to the Company for $1.5 million which is payable on demand. The Loan had revolver type characteristics where the rate and outstanding balance could fluctuate depending on the terms of the Company's senior credit facility. As of December 31, 2004, this loan had the same interest terms as the Congress Financial Corporation (Central) revolving line of credit and the balance of the loan was $5.0 million and was included in current maturities of long-term debt. This loan was paid at the date of the acquisition.

     On October 31, 2003, The GSI Group, Inc. (the "Company") entered into a three-year credit facility with lenders led by Congress Financial Corporation (Central) to provide up to a maximum amount of $75.0 million subject to borrowing base availability (the "Credit Facility") to replace the Company's existing senior credit facility, which provided for maximum outstanding borrowings of $60.0 million. Revolving loans and letters of credit under the Credit Facility were based on a borrowing base, which included accounts receivable, inventory and fixed assets. A $12.5 million term loan due on October 31, 2006 was also included in the Credit Facility. The revolving loan borrowings bore interest at a floating rate per annum equal to (at the Company's option) 2.5% to 3.0% over LIBOR or 0.0% to 0.50% over the Prime Rate, both based on excess availability under the borrowing base. The term loan borrowings bore interest at a floating rate per annum equal to 8% over the Prime Rate provided that the minimum interest rate will not be less than 12.25% and the maximum will not be greater than 14.5%. The Credit Facility required the Company to maintain a senior debt to EBITDA ratio and a fixed charge coverage ratio. Borrowings under the Credit Facility were secured by substantially all of the assets of the Company, including the capital stock of any existing or future subsidiaries, except the Brazilian subsidiary. The Company had $23.5 million of revolving loans outstanding and $4.4 million of standby letters of credit, which reduced the overall availability on the line to $14.8 million as of December 31, 2004. This Credit Facility was replaced with the refinanced Credit Facility at the date of the acquisition.

     On July 9, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the "Credit Facility") to provide for term loans up to a maximum of $20.8 million, as well as to increase the Sloan Participation Obligations set forth therein from $2.5 million to $5.0 million. Proceeds from the increased term loan were used to purchase Voting Common Stock from Craig Sloan upon his retirement. A Capital Call Agreement was also signed on this date requiring Craig Sloan to invest in the Company, if Excess Availability, as defined in the Credit Facility, falls below $5.0 million, in an amount that causes such availability to be at least $10.0 million.

     On October 19, 2004, Congress Financial Corporation and the Company amended the existing credit facility (the "Credit Facility") to decrease the interest rate on the term note by 1.25% and to provide for a revolving feature where the line could be between $8.0 million and $17.5 million for the period between October 19, 2004 and April 19, 2005.

     On February 2, 2005, the Company's credit facility was amended to permit under certain conditions the payment of annual dividends in an amount not to exceed $2.0 million in the aggregate.

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. ("GSI Holdings"), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of that stock purchase ("the Acquisition") occurred. Upon the closing of that stock purchase, the Company became a direct, wholly owned subsidiary of GSI Holdings. The cash costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56.3 million, issuance of $110.0 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60.0 million revolving credit facility.

     The closing of our refinanced senior secured credit facility with Wachovia Capital Finance, which replaced the Congress Financial facility, consisted of a $60.0 million revolving credit facility. The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholder, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with a fixed charge coverage ratio if a "trigger event" has occurred.

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

     As of December 31, 2005 the Company had $9.2 million of revolving loans outstanding and $5.1 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $30.2 million.

     In connection with the closing of the Acquisition on May 16, 2005, the Company entered into the following financing transactions, each of which occurred prior to or concurrently with the closing of the Acquisition:

-     the  closing  of  the  issuance  of  the  Notes;
- the closing of our refinanced senior secured credit facility described above. Approximately $29.5 million was drawn on the revolving credit facility on the closing date, with additional availability of approximately $22.5 million under the revolving credit facility on the closing;
- the call for redemption of all of our existing 10 1/4% senior subordinated notes due 2007, the deposit of all amounts necessary to redeem those notes with the trustee, and the subsequent retirement of all of those notes upon completion of the redemption;
- the repayment in full of all amounts outstanding under our existing credit facility;
- the repayment in full of all amounts outstanding under loans made to us by our founder and selling majority stockholder; and
- the cash equity contribution to GSI Holdings by our equity sponsor, Charlesbank Equity Fund V, Limited Partnership (a small amount of which was made by nonaffiliated funds) of $56.3 million, of which approximately $43.8 million (less certain expenses and other amounts) was paid to our selling stockholders, and approximately $12.5 million was contributed to our common equity.

     The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial ratios and tests including a fixed charge coverage ratio.

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

     The following table summarizes the fair value of the assets acquired and of the liabilities assumed at the date of the Acquisition.



Cash                                   $  2,437
Accounts receivable, net                 36,044
Inventories, net                         60,910
Property, plant and equipment            33,418
Other intangible assets                  57,780
Goodwill                                 39,162
Other assets                              4,163
                                       --------

Total assets acquired                   233,914

Accounts payable and accrued expenses    38,282
Customer deposits                         5,641
Long-term debt                          150,212
Minority interest                         2,250
Deferred income taxes                       224
                                       --------

Total liabilities assumed               196,609
                                       --------

Purchase price                         $ 37,305
                                       ========





ACQUISITION AND FINANCING                               AS OF MAY 17, 2005
-----------------------------------------------------

Cash paid upon acquisition                             $            34,934
Repay old indebtedness                                             149,864
Bond repayment penalty                                               1,729
Repayment of interest                                                1,252
Estimate of acquisition expenses                                     2,371
                                                       --------------------
Acquisition Consideration                              $           190,150


Historical net book value of tangible assets acquired               87,583
                                                       --------------------
Excess purchase price to be allocated                              102,567

Inventory step-up                                                   (5,288)
Property, plant and equipment step-up                                 (561)
Other intangibles                                                  (57,780)
Deferred tax liability                                                 224
Goodwill                                                           (39,162)
                                                       --------------------

                                                       $                 0
                                                       ====================



     The aggregate amortization expense for the period May 17, 2005 through December 31, 2005 for the identified intangible assets was $6.1 million. The identified intangible assets are being amortized on a straight-line basis over their individual estimated useful lives. The tax goodwill of $44.5 million is amortized over 15 years.

     The carrying value of inventory was increased by approximately $5.3 million to reflect the inventory fair value at May 16, 2005. The effect of the fair value adjustment is to increase the cost of goods sold and thereby reduce gross profit in future periods when this inventory is sold. During the period May 17, 2005 through December 31, 2005, cost of goods sold included $5.3 million of this fair value adjustment.

     The carrying value of property, plant and equipment was increased by approximately $0.6 million to reflect the fair value at May 16, 2005. The effect of the fair value adjustment is to increase costs and expenses for additional depreciation in future periods over the useful lives of the assets.

     The following schedule explains the changes in Stockholders' Equity (Deficit) as a result of the purchase:


                                                              TOTAL
Predecessor as of December 31, 2004 as restated             $(46,835)

Change to predecessor equity (January 1 - May 16, 2005)(1)    (4,600)

Predecessor balance as of May 16, 2005                       (51,435)

Change to successor equity (May 17 - December 31, 2005)(2)   111,274

Successor equity at December 31, 2005                       $ 59,839



(1) The details of the change to predecessor equity from January 1, 2005 through May 16, 2005 consists of a net loss, stock-based compensation, foreign currency translation adjustments and dividends.

(2) The details of the change to successor equity from May 17, 2005 through December 31, 2005 consists of purchase accounting, net income, foreign currency translation adjustments and dividends.

10.     EMPLOYEE  BENEFIT  PLANS

Profit  Sharing  Plan

     The Company has a defined contribution plan covering virtually all full-time employees. Under the plan, Company contributions are discretionary. During 2005, 2004 and 2003, the Company provided a 25% matching contribution up to 1% of the employees' compensation. Company contributions to this plan were $254,400, $245,027 and $244,366 during 2005, 2004 and 2003, respectively.

Stock  Based  Compensation  Plan

     The Company's former majority stockholder had, from time to time, sold shares of non-voting common stock to members of management in exchange for non-recourse promissory notes. The notes were interest bearing and pre-payable. The shares were sold subject to a Stockholders Agreement, as described below. The Company accounted for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As the market value of the underlying common stock exceeded the purchase price, the Company recorded compensation cost for the difference. For the years 2005, 2004 and 2003, the Company had recognized $2,840,809, $2,241,354 and $484,097 of compensation expense under this plan with a corresponding credit to additional paid-in capital. The dividends paid to the non-voting stockholders were classified as compensation expense and reduced previously reported net income for 2003 by $62,584. The 2005 and 2004 dividend that was classified as compensation expense was $642,218 and $381,178, respectively. This plan was terminated on the date of the acquisition.

A summary of the status of the plan at December 31, 2004 and 2003 and changes during the years then ended is presented below:




                                        2004     2003
                                       -------  ------
Outstanding shares, beginning of year   89,958  92,356
Shares sold by Craig Sloan             101,684     599
Shares purchased by Craig Sloan            599   2,997

Outstanding shares, end of year        191,043  89,958

11.     INCOME  TAX  MATTERS

     The following tables represent the successor and predecessor income taxes for the period May 17 to December 31, 2005, January 1 to May 16, 2005 and years ended December 31, 2004 and 2003.


                                      SUCCESSOR
                                May 17, - December 31,
                                ----------------------
                                         2005

                       Income/(Loss)    Income Tax
                       --------------
                           Before        Expense/
                        Income Taxes    (Benefit)
U.S.                   $        (651)  $      (520)
Brazil                           828           356
Malaysia                       1,126           107
Mexico                           323          (116)
China                           (130)           --
Poland                            93             3
South Africa                     468          (626)
                       --------------  ------------

Total                  $       2,057   $      (796)
                       ==============  ============


Current income taxes                   $     2,794
Deferred income taxes                       (3,590)
                                       ------------

Total                                  $      (796)
                                       ============



                                      Successor

                            May 17, - December 31,
                                     2005
Income taxes at U.S.
 statutory rate            $                   720
Effect of conversion to a
 "C" corporation                                 9
Purchase accounting
 differences                                (1,035)
State income taxes                             150
Other                                         (640)
                           ------------------------

Total                      $                  (796)
                           ========================



                                                     PREDECESSOR
                January 1,  - May 16, 2005          Twelve months ended          Twelve months ended
                --------------------------
                                         December 31, 2004          December 31, 2003

                       Income/(Loss)    Income Tax   Income/(Loss)    Income Tax   Income/(Loss)    Income Tax
                       --------------                                ------------
                           Before        Expense/        Before        Expense/        Before        Expense/
                        Income Taxes    (Benefit)     Income Taxes    (Benefit)     Income Taxes    (Benefit)
U.S.                   $        (564)  $       495   $         429   $      (374)  $      (6,476)  $      (694)
Brazil                         1,051           336           1,879           569             858          (537)
Malaysia                        (317)          (10)            532           102             388            54
Mexico                           432           256             136           (41)            998           179
China                            242            --             (78)           --            (708)            3
Poland                            (2)           --             690            --            (784)           --
South Africa                     209            38             878           243             309            --
                       --------------  ------------  --------------  ------------  --------------  ------------

Total                  $       1,051   $     1,115   $       4,466   $       499   $      (5,415)  $      (995)
                       ==============  ============  ==============  ============  ==============  ============


Current income taxes                   $     1,184                   $       101                   $       478
Deferred income taxes                          (69)                          398                        (1,473)
                                       ------------                  ------------                  ------------

Total                                  $     1,115                   $       499                   $      (995)
                                       ============                  ============                  ============




                                            Predecessor

                      January 1, - May 16, 2005    Twelve months ended    Twelve months ended
                      --------------------------
                                                    December 31, 2004      December 31, 2003
Income taxes at U.S.
 statutory rate       $                      368  $              1,563   $             (1,845)
State income taxes                            77                   326                   (385)
Other                                        670                (1,390)                 1,235
                      --------------------------  ---------------------  ---------------------

Total                 $                    1,115  $                499   $               (995)
                      ==========================  =====================  =====================

     The components of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):


                                                2005     2004
Deferred tax assets:
       Tax loss carryforwards - Brazil        $ 1,220   $1,161
 Tax loss carryforwards - Mexico                  239      118
       Tax loss carryforwards - South Africa      627       41
       Tax loss carryforwards - Malaysia           45       --
 Accrued payroll                                1,086       --
 Accrued self-insurance                           255       --
 Contingency reserve                               20       --
 Accrued warranty                                 934       --
 UNICAP                                           120       --
 Litigation reserve                               265       --
 Intangibles                                      841       --
 Accrued workers compensation                   1,816       --
                                              $ 7,468   $1,320
                                                        -------

Deferred tax liabilities:
 Malaysia Inventory                                --      (11)
 Property and equipment                        (2,500)      --
                                               (2,500)     (11)
                                              --------  -------

Net deferred tax asset                        $ 4,968   $1,309


     Brazil has tax loss carryforwards of approximately $1.2 million that do not expire. Mexico has tax loss carryforwards of $0.2 million that begin to expire in 2008. South Africa has tax loss carryforwards of $0.6 million that do not expire. Malaysia has minimal tax loss carry forwards that do not expire.

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

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred and totaled approximately $5.6 million for the year ended December 31, 2005. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $4.3 million in connection with these insurance programs.

     The Company has month-to-month leases for several buildings and paid rentals in 2005, 2004 and 2003 of $0.5 million, $0.6 million and $0.9 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2005, 2004 and 2003 was $1.5 million, $1.4 million and $1.3 million, respectively. These amounts are for U.S. operations only. Foreign lease obligations are not material and therefore not included.

     Operating  lease  commitments  are  as  follows  (in  thousands):



2006   $1,445
2007    1,143
2008      777
2009      401
2010       92
Total  $3,858
       ------



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



                     2005    2004    2003
                    ======
United States       $231.7  $187.5  $156.1
Asia                  15.1    15.8    20.6
Canada                19.5    16.7    15.0
Latin America         51.1    46.2    27.1
Mideast and Africa     8.0    10.6     8.9
Europe                12.6     7.2     6.0
All other              6.1     4.1     3.2
                    $344.1  $288.1  $236.9
                    ------  ------  ------



14.     DISCONTINUED  OPERATIONS

     On November 2, 2004, the Company entered an agreement to discontinue and sell the assets of its Canadian subsidiary to an unrelated third party. The gain of $118 thousand has been reported in 2004's gain from the sale of discontinued operations. 2004 and 2003 operations have been reclassified to include all revenues and expenses of the subsidiary under discontinued operations.

15.     BUSINESS  COMBINATIONS

     On December 22, 2004, the Company participated in two simultaneous transactions where the Company acquired 100 percent of the outstanding common shares of FarmPro, Inc. (FarmPRO) and then sold substantially all of the assets of FarmPRO to an unrelated third party.

     The following table summarizes the estimated fair values of the assets retained and liabilities assumed at the date of acquisition.



Current assets       $243,000
Current liabilities   (40,000)
                     ---------
Net assets acquired  $203,000


     As a result of these transactions, the Company recognized a loss of $7.2 million related to $2.6 million of accounts receivable write-offs and acting on a $4.5 million guarantee for FarmPro, as well as other expenses of $0.6 million, which were offset by $0.5 million cash received. The Company had a $93,000 reserve related to the guarantee recorded on the books throughout 2004.

16.     RELATED  PARTY  TRANSACTIONS

     The Company has an agreement with Charlesbank Capital Partners(Charlesbank) where Charlesbank provides management advisory services in the ordinary course of business to the Company. Charlesbank is the majority shareholder of GSI Holdings, Corp. the parent company of the Company. Such transactions amounted to $451,653 for 2005.

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, a member of which is a minority shareholder of a subsidiary of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $979,499, $925,786 and $564,362 for 2005, 2004 and 2003, respectively, and sales of poultry equipment that amounted to $288,351, $296,681 and $99,815 for 2005, 2004 and 2003, respectively.

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $108,896, $958,040 and $238,095 from 2005, 2004 and 2003, respectively, and sales of poultry equipment that amounted to $410,464, $150,127 and $239,005 from 2005, 2004 and 2003, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $11,274, $41,178 and $89,348 for 2005, 2004 and 2003,
respectively.

     The following were related parties from January 1 - May 16, 2005. They ceased being related parties at the date of the Acquisition.

     The Company made sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a former stockholder of the Company. Such transactions generally consisted of sales of grain equipment and amounted to $155,052, $487,439 and $125,920 for 2005, 2004 and 2003, respectively.

     The Company made sales in the ordinary course of business to Larry Sloan, who is a family member of a former stockholder of the Company. Such transactions generally consisted of sales of grain equipment and amounted to $3,922, $24,193 and $72,619 for 2005, 2004 and 2003, respectively.

     The Company had a contract with BMA Consulting, Inc. (BMA) where BMA provided consulting services in the ordinary course of business to the Company. BMA is owned by a former shareholder of the Company. Such transactions amounted to $16,352 and $699,210 for 2005 and 2004, respectively.

     The Company conducted transactions in the ordinary course of business with RAD Properties, a corporation owned by Craig Sloan, former shareholder of the Company. Such transactions generally consisted of rent and lease payments that amounted to $0, $216,200 and $302,900 in 2005, 2004 and 2003, respectively.

17.     UNAUDITED  QUARTERLY  INFORMATION


                                   FIRST          SECOND          THIRD          FOURTH

                                                             QUARTER                   QUARTER   QUARTER    QUARTER
                                              ======================================  ---------  --------  ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              --------------------------------------
2005:
 Sales                                        $                              72,674   $ 90,139   $107,723  $ 73,608
 Gross profit                                                                17,528     21,447     29,049    12,672
 Net income (loss)                                                            3,973     (4,359)     5,372    (2,197)
 Basic and diluted earnings(loss) per share                                    4.80      (5.27)      6.50     (2.66)

Restated 2004:
 Sales                                        $                              58,444   $ 79,623   $ 89,692  $ 60,372
 Gross profit                                                                12,301     14,451     22,552    14,800
 Net income (loss)                                                              105        632      6,820    (3,565)
 Basic and diluted earnings(loss) per share                                    0.06       0.36       4.67     (2.73)

Restated 2003:
 Sales                                        $                              44,224   $ 65,289   $ 77,062  $ 50,293
 Gross profit                                                                 9,653     13,390     18,236     7,392
 Net income (loss)                                                           (2,367)      (135)     4,536    (6,312)
 Basic and diluted earnings(loss) per share                                   (1.33)      0.08       2.56     (3.56)


     Quarterly information is included above, which includes revised numbers in the second quarter. Due to the complexity of the Section 338(h)(10) tax election and the conversion from an "S" corporation to a "C" corporation the computed deferred tax asset and the related income tax benefit was assumed to be $3.5 million more than it should have been on May 17, 2005. Previously, the Company estimated in the second quarter a deferred tax asset of $4.5 million and a related tax benefit of $4.5 million, and reported in the Form 10-Q for the quarter ended July 1, 2005 a net loss of $0.8 million and earnings per share of ($0.95). This compares with a final determination in the fourth quarter that the deferred tax asset should have been $1.0 million and a related income tax benefit of $1.0 million, resulting in a net loss of $4.4 million and earnings per share of ($5.27), as shown in the information above.
18.  RESTATEMENT

FIRST  RESTATEMENT

     During the Company's year-end review of 2004, it discovered accounting errors in prior years' financial statements. The errors have been corrected in the 2003, 2002 and 2001 financial statements. A description of the errors and related impact of each on the financial statements follows. Amounts are stated in whole dollars.

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

     In 1997, the Company's majority stockholder began selling non-voting shares to certain employees. The Company's majority stockholder helped finance each employee's purchase with a non-recourse loan (in the form of interest-bearing notes) to each employee with the shares as the only collateral for the notes. APB Opinion 25 and its interpretations require that these transactions be imputed to the Company's financial statements and be accounted for as variable stock awards, which practice the Company had not previously followed. Treatment of the transaction as a variable stock award requires the Company to recognize as compensation expense the extent to which the fair market value of the underlying shares exceeds the original purchase price for such shares. The fair value of the underlying shares first exceeded the price paid for the shares in 2002. The effect of recording the resulting compensation expense reduced previously reported net income for 2003 by $484,097 and reduced previously reported net income for 2002 by $89,511. The dividends paid to the non-voting shareholders are classified as compensation expense and reduced previously reported net income for 2003, 2002 and 2001 by $62,584, $113,647 and $84,810,
respectively.

     In 2002, the Company entered into an agreement with the manager of its Brazilian subsidiary whereby the Company agreed to issue him shares of the Brazilian subsidiary's stock primarily based on the financial performance of the Brazilian subsidiary. This agreement constitutes a stock compensation arrangement for which the Company did not previously recognize compensation expense. The effect of recording compensation expense related to this arrangement reduced previously reported net income for 2003 by $340,000 and reduced previously reported net income for 2002 by $401,000.

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

     The combined effect of these changes increased net income by $2,283,000 and $1,502,000 in 2004 and 2003, respectively. With respect to prior fiscal years summarized in Item 6 - Selected Financial Data, the combined effect of the changes effected by the these restatements decreased net income by $4,207,000 in 2002 and $1,836,000 in 2001.

The impact of the above noted adjustments on the Company's financial statements for the twelve months of 2004 and 2003 are summarized in the table below. Amounts are stated in thousands of dollars except for per share line items.



          FIRST     AS     SECOND     AS

                                            AS PREVIOUSLY REPORTED   RESTATEMENT  RESTATED   RESTATEMENT    RESTATED
FISCAL YEAR 2004 (Note *)
Consolidated Balance Sheet:
     Inventory                              $                53,588            -         -  $     (4,935)  $  48,653
     Retained earnings                                        3,944            -         -        (4,935)       (991)

Consolidated Statement of Income:
     Cost of sales                                          222,780            -         -        (2,283)    220,497
     Operating income                                        16,469            -         -         2,283      18,752
     Net income                                               1,709            -         -         2,283       3,992
     Basic and diluted earnings per share   $                  1.31            -         -  $       1.75   $    3.06



          FIRST     AS     SECOND     AS

                                                      AS PREVIOUSLY REPORTED    RESTATEMENT    RESTATED    RESTATEMENT
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory                                       $                54,165   $     (4,562)  $  49,603   $     (7,218)
     Payroll and payroll related expenses                              3,071            565       3,636              -
     Other accrued expenses                                            4,057          1,891       5,948              -
     Paid in capital                                                   3,006            574       3,580              -
     Accumulated other comprehensive loss                            (11,929)           345     (11,584)             -
     Retained earnings                                                12,531         (8,678)      3,853         (7,218)


Consolidated Statement of Income:
     Cost of sales                                                   187,650           (481)    187,169         (1,502)
     Selling, general and administrative expenses                     36,354          3,602      39,956              -
     Operating income                                                  9,240         (3,121)      6,119          1,502
     Foreign currency transaction loss                                  (215)           (99)       (314)             -
     Other, net                                                       (3,544)         3,749         205              -
     Minority interest in net income of subsidiary                        --            (77)        (77)             -
     Net income (loss)                                                (6,232)           452      (5,780)         1,502
     Basic and diluted earnings per share            $                 (3.51)  $       0.25   $   (3.26)  $       0.85

                                                      RESTATED
FISCAL YEAR 2003 (Note *)
Consolidated Balance Sheet:
     Inventory                                       $  42,385
     Payroll and payroll related expenses                3,636
     Other accrued expenses                              5,948
     Paid in capital                                     3,580
     Accumulated other comprehensive loss              (11,584)
     Retained earnings                                  (3,365)


Consolidated Statement of Income:
     Cost of sales                                     185,667
     Selling, general and administrative expenses       39,956
     Operating income                                    7,621
     Foreign currency transaction loss                    (314)
     Other, net                                            205
     Minority interest in net income of subsidiary         (77)
     Net income (loss)                                  (4,278)
     Basic and diluted earnings per share            $   (2.41)


Note * The reported figures in these tables may differ from Consolidated Statement of Operations that have been previously reported due to the reclassification of certain amounts for discontinued operations now being shown in the "As Previously Reported" column.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not  applicable.


ITEM  9A.   CONTROLS  AND  PROCEDURES.

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

     The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to financial statement preparation and SEC reporting, inventory accounting, income tax accounting, accounts payable cut-off, accrued expenses and segregation of duties. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal years ended December 31, 2004, 2003 and 2002. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD, LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors, which was recently created. BKD, LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2005.

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. Each of the Chief Executive and Chief Financial Officers has provided the certifications required by Exchange Act Rule 13a-14(a), which are attached to this annual report as Exhibits Nos. 31.1 and 31.2. Management's assessment pursuant to Section 404 of Sarbanes-Oxley of the registrant's internal controls over financial reporting is not yet required for the registrant, and is therefore not included.

CHANGES  IN  INTERNAL  CONTROLS

     There were no changes to the Company's internal controls made during 2005. The Company's management believes, however, that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Annual Report on Form 10-K and the related review of the Company's financial statements for the years ended December 31, 2005, 2004 and 2003 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained, and intends to review the question of whether it should utilize additional, or different, outside resources. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

ITEM  9B.  OTHER  INFORMATION.

      Not  applicable.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     The following table sets forth certain information concerning the executive officers and directors of the Company:



NAME                     AGE                   OFFICE
-----------------------  ---  ----------------------------------------
William Branch(1)         60  Chairman and Director
Richard M. Christman(2)   55  Chief Executive Officer and Director
John Henderson            43  Chief Financial Officer
Randall Paulfus (3)       59  Interim Chief Financial Officer
Michael Brotherton        44  Chief Operating Officer
Ann Montgomery            39  Vice President of Finance, Treasurer
Allen A. Deutsch          55  President of AP Division
David L. Vettel           47  President of GSI International Division
Charles Jordan            49  President of Cumberland Division
Dennis E Schwieger        64  President of Grain Division
William A. Watson II      44  Vice President of World Wide Engineering
Michael W. Choe(1)        34  Director, Secretary
Andrew S. Janower(1)      37  Director
Kim Davis(1)              52  Director
Paul Farris(4)            59  Director


(1)     Directors  since  May  16,  2005.
(2)     Director  since  August  2005.
(3) Effective January 30, 2006, Randall Paulfus resigned as Interim Chief Financial Officer. The Company appointed Robert E. Girardin to serve as Interim Chief Financial Officer, effective January 30, 2006. Effective on February 13, 2006, the registrant appointed John Henderson as Chief Financial Officer to replace Mr. Girardin.
(4)     Director  since  February  15,  2006.

     WILLIAM BRANCH became our Chairman and Interim Chief Executive Officer promptly following the closing of the Acquisition. In August 2005, Mr. Branch resigned as President and Chief Executive Officer, but remains as Chairman. Mr. Branch is the former Chairman and Chief Executive Officer of Masland Industries, a global designer and manufacturer of interior trim and acoustic components for the automotive industry, and served in that capacity from 1986 to 1996. In 1990, Mr. Branch teamed with Bain Capital and Kelso & Company to purchase Masland Industries in a leveraged buyout, eventually taking the company public in a 1993 initial public offering and then selling it to Lear Corp. in 1996. From 1997 to 1999, Mr. Branch was Chief Executive Officer of Precision Fabrics Group, Inc., a privately held specialty textile company, where he led a restructuring of the business that included a lean manufacturing initiative. Since 1999, Mr. Branch has consulted in a variety of industries, including textiles, automotive components and building materials, while also serving as the director of Precision Fabrics and Sto Corp., a multinational construction materials company. Mr. Branch received his B.A. from the University of Maryland and is a veteran of the U.S. Air Force.

     RICHARD M. CHRISTMAN became our Chief Executive Officer in September 2005. Prior to joining the Company, Mr. Christman spent more than 30 years at Case Corporation and its successor company CNH, a global leader in construction and agricultural equipment. His recent leadership positions there include serving as president of multi-billion dollar operating units. Since February 2005, Mr. Christman served as Chief Commercial Governance and Supply Chain Officer of CNH Global. From January 2003 through February 2005, Mr. Christman served as President of CNH Global's Agricultural North America and Australia New Zealand Region. From July 2000 through January 2003 he was President of CNH Global's Case IH Agricultural Business. He also served on the Board of Directors of the Association of Equipment Manufacturers. Mr. Christman holds a bachelor's degree in mechanical engineering from Rose Hulman Institute of Technology and an MBA from the University of Michigan.

     JOHN HENDERSON became our Chief Financial Officer in February 2006. Mr. Henderson has more than twenty years of experience with Case Corporation and its successor company CNH Global, a global leader in construction and agricultural equipment, and its affiliates, including the past eight years as a Vice President. He was most recently Vice President and Controller, North American Agricultural Business. Mr. Henderson holds a Bachelor of Science Degree from the University of Wisconsin and a Masters of Business Administration from Marquette University.

     RANDALL PAULFUS joined the Company in May 2005, became our Interim Chief Financial Officer in July 2005, and resigned effective January 30, 2006. Concurrently, Mr. Paulfus will remain a partner of Tatum CFO Partners, LLP, which he joined in 1998. From November 2003 to June 2005, Mr. Paulfus served as Chief Financial Officer for Enerl, Inc., a battery research and development company. Prior to joining Enerl, Inc., Mr. Paulfus served as Chief Restructuring Officer for Nitram, Inc., a fertilizer manufacturer. Previously, Mr. Paulfus had held Chief Financial Officer positions with Aviation Systems, Inc., an airplane parts provider, and Mosler Inc., a security systems.

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

     ANN MONTGOMERY joined the Company in January 2001. Ms. Montgomery has been the Vice-President of Finance since April 2004. From January 2001 to April 2004, she served as the Corporate Controller. From June 1998 to January 2001, she held various management and finance positions with American General Life Insurance Company. Ms. Montgomery is a CPA, CMA, holds a B.S. in Accounting from Culver-Stockton College and an MBA from Sangamon State University.

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

          DENNIS E. SCHWIEGER became our Grain Division President in December 2005. Prior to joining the Company, Mr. Schwieger was Executive Vice President of Sales, Marketing, Service, Parts, Overseas Operations, and Strategy/Business Development at the Jacobsen Division of Textron Corporation, a global leader in golf turf and commercial turf machinery. In that capacity, Mr. Schwieger drove various initiatives to focus on key marketing and operational issues and served as a member of the Textron Corporate Strategy Council. From 1995 to 2002, Mr. Schwieger was Vice President and General Manager of International Supply and Distribution at Valmont Industries, Inc., the world's largest supplier of irrigation systems for agriculture. Mr. Schwieger has also held leadership positions at Case Corporation, Massey-Ferguson, Ltd and Deere & Company, and has served as President of the Board of Directors of the North American Irrigation Association and on the Boards of Directors of Ag Electronics Association-EMI and Hay and Forage Industries. Mr. Schwieger holds a B.S. in Mechanical Engineering from the University of Missouri and an M.B.A. from the University of Northern Iowa.

          WILLIAM A. WATSON, II became our Vice President of World Wide Engineering in December 2005. From November 1990 to December 2005, Mr. Watson held various leadership positions at Lear Corporation, one of the world's leading automotive interior systems suppliers. From July 2001 to December 2005, Mr. Watson served as Director of Global Business Practices-Product Lifecycle Management. In this capacity, Mr. Watson led the management team to develop cross-functional business process improvements and standardization. From December 2002 to July 2001, Mr. Watson served as Director of Product Engineering. Mr. Watson has also held leadership positions at McDonnell Douglas and Noranda Aluminum Incorporated. Mr. Watson serves as a member of the Society of Automotive Engineers, the American Society of Mechanical Engineers and the National Society of Professional Engineers. Mr. Watson holds a B.S. in Mechanical Engineering from University of Missouri, Rolla.

     MICHAEL  W.  CHOE  joined Harvard Private Capital Group, the predecessor to
Charlesbank, in 1997. He was appointed a managing director of Charlesbank in 2006. Previously, Mr. Choe worked at McKinsey & Company, where he focused on corporate strategy work in healthcare media and industrial products, and at the Korea Development Institute in Seoul, South Korea. Mr. Choe serves on the board of GSI. He is a graduate of Harvard University, with a BA in Biology.

     ANDREW S. JANOWER joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1996. He was appointed a managing director of Charlesbank in 2002. Mr. Janower's previous experience includes working as a research associate in entrepreneurial finance at the Harvard Business School and as a consultant at Bain & Company, where he focused on industrial and consumer products, business services and distribution. Mr. Janower serves on the boards of various private companies. He earned a BS in economics, magna cum laude, from the Wharton School at the University of Pennsylvania, and an MBA from Harvard University with Baker Scholar honors. He is also a CPA.

     KIM DAVIS. Prior to co-founding Charlesbank Capital Partners in July 1998, Mr. Davis was a Managing Director of Harvard Private Capital Group. He joined Harvard Private Capital in 1997, having worked with the Principals since a joint investment in 1992. Previously, Mr. Davis was at Kohlberg & Co. as General Partner, at Weiss, Peck & Greer as Partner and at General Motors and Dyson-Kissner-Moran in various positions. Mr. Davis serves on the boards of various private companies. He was appointed by President Clinton to the Baltic-America Enterprise Fund in 1994 and is also a member of the Council on Foreign Relations and the Economic Council of Common Good. A former vice chairman of the Harvard College Fund, he currently is a member of Harvard's Committee on University Resources. Mr. Davis graduated from Harvard University with a BA in history and also holds an MBA from Harvard.

     PAUL FARRIS. Mr. Farris is the Landmark Communications Professor of Business Administration at the Darden School of Business of the University of Virginia, where he teaches marketing and e-business courses in the school's MBA, doctoral and executive programs. Prior to his appointment to the Darden faculty in 1980, he taught at the Harvard Business School, and previously worked in marketing management for Unilever in Germany and for the Lintas advertising agency. He currently serves on the Board of Directors of Sto, Inc. Mr. Farris holds a Bachelor's Degree in Science from the University of Missouri, an MBA from the University of Washington and a DBA from Harvard.

     The Company's bylaws provide that the number of directors shall be two, however, the Board of Directors by resolution have increased the number to six. Each director is elected to serve until the next annual meeting and until his or her successor has been elected and qualified or until his or her earlier resignation or removal. Executive officers are elected by the Board of Directors and serve until their successors have been elected and qualified or until their earlier resignation or removal.

     The registrant has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee consists of Michael W. Choe, Andrew S. Janower, Kim Davis and Paul Farris. Mr. Choe serves as the financial expert.

     The registrant has adopted a code of ethics and corporate conduct, which is filed as Exhibit 14.1 to this annual report, and the registrant has also posted the full text of this Corporate Code of Conduct and Compliance Policy dated
April 6, 2006, on its internet website, which can be accessed at www.grainsystems.com. This code applies to all of the employees of the
               -----
registrant, including its chief executive officer, chief financial officer and principal accounting officer. A copy of such code of ethics will be supplied, free of charge, upon written request made to Ann Montgomery, Vice President of Finance, at the registrant's principal place of business in Assumption, Illinois. No amendments to, nor waivers from any of the provisions of, this code of ethics were made in fiscal year 2005.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company for the year ended December 31, 2005 of the Company's Chairman of the Board and the other five most the highly compensated executive officers of the Company (the "Named Executives").

                                       SUMMARY COMPENSATION TABLE

                                                                                                   L-T
                                                                       COMPENSATION
                                                                          AWARDS
                                                                        SECURITIES
                                                                       -------------
                                                          ALL OTHER     UNDERLYING
NAME & PRINCIPAL POSITION   YEAR  ANNUAL COMPENSATION   COMPENSATION    OPTIONS(1)
--------------------------
                                         SALARY             BONUS
                                  --------------------  -------------
Richard Christman (2)       2005  $             87,365  $          --                 $32,252(3)  20,000
                            2004  $                 --  $          --                 $      --       --
                            2003  $                 --  $          --                 $      --       --

William Branch(4)           2005  $             59,615  $          --                 $      --   12,500
                            2004  $                 --  $          --                 $      --       --
                            2003  $                 --  $          --                 $      --       --

Russell C. Mello(5)         2005  $            208,594  $     150,000                 $50,346(6)      --
                            2004  $            193,281  $          --                 $      --       --
                            2003  $            113,102  $      30,000                 $      --       --

Randall Paulfus(7)          2005  $            153,785  $          --                 $      --       --
                            2004  $                 --  $          --                 $      --       --
                            2003  $                 --  $          --                 $      --       --

Ann Montgomery(8)           2005  $             84,423  $      35,000                 $   844(9)   1,250
                            2004  $             72,808  $          --                 $   728(9)      --
                            2003  $             64,615  $          --                 $   646(9)      --



(1) Consists of options granted at fair market value to purchase shares of common stock of GSI Holdings.
(2)     Hired  on  September  1,  2005  as  Chief  Executive  Officer.
(3)     Includes  $3,047  auto  allowance  and  $29,205  moving  allowance.
(4) Acted as Interim Chief Executive Officer from May 16, 2005 to September 1, 2005.
(5) Acted as Chief Executive Officer from July 8, 2004 to May 16, 2005 and as Chief Financial Officer from May 16, 2005 to July 5, 2005.
(6) Includes $46,154 severance; $2,384 auto allowance; and $1,808 401K matching.
(7) Hired on July 5, 2005 as Interim Chief Financial Officer; resigned effective January 30, 2006.
(8)     Vice  President  of  Finance.
(9)     401K  matching  funds.


                            OPTION GRANTS IN LAST FISCAL YEAR

                                      % of
                                     Total
                       Number of    Options
                      Securities    Granted
                      Underlying       To       Exercise                        Grant
                        Options    Employees    Or Base                          Date
                        Granted    In Fiscal     Price        Expiration       Present
Name                      (#)         Year       ($/Sh)         Date(1)        Value $

Richard Christman          20,000      24.72%  $      100  Time/Performance   $2,000,000
William Branch             12,500      15.45%  $      100  Time/Performance   $1,250,000
Ann Montgomery              1,250       1.55%  $      100  Time               $  125,000
All other employees        47,150      58.28%  $      100  Time/Performance   $4,715,000

Total (2)                  80,900     100.00%  $      100                     $8,090,000



(1)Options are vested over a 5 year time period or are vested on a performance based schedule.
(2)None  of  these  options  were  exercised.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Company formed a Compensation Committee in August 2005 and consists of Michael Choe, Andrew Janower, Kim Davis and Paul Farris. All members of the Company's Board of Directors participated in deliberations regarding executive officer compensation during 2005. During 2005, no member of the Company's Board of Directors served as a director or a member of the compensation committee of any other company of which any executive officer served as a member of the Company's Board of Directors during 2005.

DIRECTOR  COMPENSATION

     There  is  $25,000  annual  compensation  for  Director  Paul  Farris.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
               AND  RELATED  STOCKHOLDER  MATTERS.

The following table sets forth certain information giving effect to the Acquisition with respect to shares of our voting common stock and non-voting common stock.


                                                                                       Non-Voting
                                       Voting Common Stock               Common Stock
                                            Number of       Percentage                 Number of   Percentage
                                       -------------------
Name and Address of Beneficial Owner         Shares          Of Voting                   Shares     Of Voting

GSI Holdings Corp.(1) (2)                          626,948      100.00%                   200,000      100.00%





(1) GSI Holdings is primarily owned by Charlesbank Equity Fund V, Limited Partnership, and by related coinvestment funds. Approximately 12% of the common stock of GSI Holdings is owned by unrelated investment funds and certain individual management and non-management investors.
(2) GSI Holdings shares of the registrant have been pledged to Wachovia Capital Finance under the Credit Facility which means that if there were a default under such credit facility and Wachovia Capital Finance were to acquire beneficial ownership to these shares there could potentially be a change in control of the registrant.

SECURITY OWNERSHIP OF MANAGEMENT IN REGISTRANT'S PARENT COMPANY, GSI HOLDINGS CORP.



                                                                    VOTING COMMON STOCK
                                                                    NUMBER OF            PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                SHARES               VOTING
------------------------------------------------------------------  -------------------  --------------
Directors and executive officers as a group ( 11 persons in group)               31,850           5.64%
Other management as a group (20 persons in group)                                20,450           3.62%

Total Director and Management ownership*                                         52,300           9.26%



*An employee of the Company's Brazilian subsidiary owns 15% of the Brazilian subsidiary. The employee ownership is capped at 15%.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

MANAGEMENT  EQUITY  INVESTMENTS

     In October 2005, certain members of our senior management team and certain other individual investors purchased approximately 10% of the outstanding shares of GSI Holdings' common stock for $100.00 per share, the same price per share paid by GSI Holdings in the Acquisition. The following table sets forth certain information with respect to stock purchases by our directors, our Chief Executive Officer and by the other executive officers identified herein under "Executive Compensation." Each of the stockholders listed below, except for Richard M. Christman, currently owns less than 1% of the outstanding shares of common stock of GSI Holdings. Mr. Christman currently owns 1.77% of the outstanding shares of common stock of GSI Holdings.


                                 Relationship to             Nature of Interest in the   Amount of Individual's
Name of Owner                    The Registrant                    Transaction(s)              Transaction

Richard M. Christman  Chief Executive Officer and Director   Stockholder                 $             1,000,000
                      (The GSI Group and GSI Holdings)

William Branch        Chairman(The GSI Group and             Stockholder                 $               500,000
                      GSI Holdings)

Paul Farris           Director (The GSI Group and            Stockholder                 $               100,000
                      GSI Holdings)

Ann Montgomery        Vice President of Finance              Stockholder                 $               100,000




     In connection with these purchases, GSI Holdings entered into Stock Purchase and Management Equity Agreements with each of Richard Christman, William Branch, Paul Farris and Ann Montgomery in October 2005. Because Mr. Christman purchased his shares of common stock of GSI Holdings in two tranches, GSI Holdings entered into a second Stock Purchase and Management Equity Agreement with Mr. Christman in December 2005. Such agreements set forth, among other things, the terms of the stock purchases, transfer restrictions, repurchase rights and certain sale/purchase rights and certain piggyback registration rights. A form of such agreements is filed as an exhibit to this registration statement.

     The Stock Purchase and Management Equity Agreements generally (i) provide that the investors acknowledge that they are "accredited investors" and that the shares purchased are not freely transferable in the absence of a registration statement or an appropriate exemption therefrom; (ii) that the purchased shares shall not be transferable prior to the expiration of 180 days following an initial public offering of GSI Holdings, with certain specified exceptions;
(iii) in the event the investor ceases to be employed by or to serve as a director or consultant to the Company for any reason prior to an initial public offering of GSI Holdings, then GSI Holdings shall have the right, but not the obligation, within certain specified periods of time, to repurchase such investor's shares at their fair market value, unless such termination is for cause or by reason of failure to comply with the investor's Executive Severance and Restrictive Covenant Agreement, in which case the purchase price shall be the lower of fair market value or the investor's cost for the shares; (iv) if underwriters for an underwritten public offering of the GSI Holdings common stock so request, then the investor agrees not to sell or transfer any shares other than those being offered in such offering for a period of either 90 or 180 days (the longer period if this is an initial public offering) following effectiveness of the registration statement in such public offering; (v) if any principal stockholder of GSI Holdings (as defined in the agreement) proposes to enter into a transaction in which he, she or they shall transfer a controlling interest in GSI Holdings, then they may require the investor to be obligated to sell his or her shares in the same transaction for the same price and on the same terms; (vi) in the event that any principal stockholder proposes to enter into a transaction in which they shall transfer more than 50% of the outstanding shares held by all principal stockholders, the investor shall have the right to participate in such transfer at the same price and on the same terms to the extent of his or her proportionate percentage of the shares to be transferred;
(vii) in the event GSI Holdings proposes to issue any securities other than debt securities, and subject to certain other specified exceptions, the investor shall be entitled to participate in such issuance pro rata; (viii) provides that the investor shall be entitled to certain information concerning GSI Holdings; and (ix) requires the investor to enter into a registration rights agreement with GSI Holdings containing provisions for when securityholders of GSI Holdings may cause it to register shares in an underwritten public offering and granting certain registration rights to the investor in the event of an underwritten public offering.

CORPORATE  DEVELOPMENT  AND  ADMINISTRATIVE  SERVICES  AGREEMENT

     In connection with the closing of the Acquisition, we and GSI Holdings entered into a 10-year Corporate Development and Administrative Services Agreement with Charlesbank, pursuant to which Charlesbank will assist us with certain corporate development activities and will provide us with certain administrative services. Pursuant to that agreement, Charlesbank will be entitled to receive a $600,000 per year monitoring fee, payable quarterly, in addition to a 1% transaction fee on future acquisitions, dispositions and financings, together with reimbursement of reasonable out-of-pocket expenses in connection with the provision of such services to us and indemnification of Charlesbank and its affiliates, officers and directors against claims or liabilities relating to that agreement. Payment of monitoring and transaction fees will be subordinated to payments on our refinanced credit facility and these notes.

EXECUTIVE SEVERANCE AND RESTRICTIVE COVENANT AGREEMENTS WITH DIRECTORS AND SENIOR MANAGEMENT

     Immediately following the Acquisition, we entered into Executive Severance and Restrictive Covenant Agreements with each of our executive officers. Such agreements include provisions that prohibit the executive from competing with or soliciting clients of the Company during his employment period and for a period of 18 months thereafter if the executive has more than ten years of service at the Company or 12 months thereafter if the executive has less than ten years of service at the Company, soliciting employees of the Company during his employment period and for a period of three years thereafter or disclosing confidential information of the Company or its subsidiaries or affiliates. In addition, such agreements impose certain obligations on us upon the termination of the executive's employment, including, under certain circumstances, the payment of severance, the continuation of benefits and the continued vesting and exercisability of certain equity based compensation. In the event of the breach by the executive of any of the restrictive covenants described above, the executive will forfeit certain severance payments, equity based compensation and amounts received in connection with such equity based compensation. A form of such agreements is filed as an exhibit to this registration statement. A similar agreement was entered into by the Company with Richard M. Christman in November 2005.

STOCK  OPTION  AGREEMENTS  WITH  DIRECTORS  AND  SENIOR  MANAGEMENT

     In October 2005, GSI Holdings entered into Stock Option Agreements with its chairman, each of its executive officers, Paul Farris and certain non-executive officers. Under such agreements, GSI Holdings granted to each of the above-named directors and officers non-qualified options to purchase additional shares of GSI Holdings' common stock under the GSI Holdings Corp. 2005 Management Stock Incentive Plan. Such granted options shall vest 20% annually for a period of five years and have an exercise price of $100.00 per share, the same price per share paid by GSI Holdings in the Acquisition. Upon a change in control in which there is a change in ownership of GSI Holdings of more than 50%, unless the acquiring company assumes or provides substitute options for the options of each of the above-named directors and officers, all such holder's options will vest and become exercisable immediately preceding the change in control. If the acquiring company assumes or provides substitute options for the options of any of the above-named directors and officers, GSI Holdings will take all actions reasonably necessary to ensure that the acquiring or succeeding corporation provides that any such assumed or substituted options granted to the above-named officers become fully vested and exercisable for 30 days after the termination of such officer's employment in the event of termination other than for cause or good reason within 12 months after the occurrence of the change in control. A form of such agreements is filed as an exhibit to this registration statement. At the same time, GSI Holdings entered into additional Stock Option Agreements with each of Mr. Christman and Mr. Branch providing for the grant of non-qualified options to purchase additional shares of GSI Holdings' common stock under the GSI Holdings Corp. 2005 Management Stock Incentive Plan. Such granted options shall have an exercise price of $100.00 per share, the same price per share paid by GSI Holdings in the Acquisition. Such granted options shall vest on a pro rata basis, based on the level of return on investment for certain stockholders, upon the satisfaction of certain conditions, including the occurrence of a sale of the Company or other liquidity event, provided that a minimum internal rate of return and multiple of investment is obtained. A form of such agreements is filed as an exhibit to this registration statement.

OTHER  RELATED  PARTY  TRANSACTIONS

     The Company conducts transactions in the ordinary course of business with companies owned by the Segatt family, a member of which is a minority shareholder of a subsidiary of the Company. Such transactions generally consist of purchases of materials, freight payments, and commissions that amounted to $979,499, $925,786 and $564,362 for 2005, 2004 and 2003, respectively, and sales of poultry equipment that amounted to $288,351, $296,681 and $99,815 for 2005, 2004 and 2003, respectively.

     The Company conducts transactions in the ordinary course of business with Reliance, a supplier of poultry equipment, which is owned by an employee of the Company. Such transactions generally consist of purchases of materials for poultry equipment that amounted to $108,896, $958,040 and $238,095 from 2005, 2004 and 2003, respectively, and sales of poultry equipment that amounted to $410,464, $150,127 and $239,005 from 2005, 2004 and 2003, respectively.

     The Company makes sales in the ordinary course of business to Mayland Enterprises, a distributor of grain equipment that is owned by an employee of the Company. Such transactions generally consist of sales of grain equipment and amounted to $11,274, $41,178 and $89,348 for 2005, 2004 and 2003,
respectively.

     The Company believes that these transactions were, and future transactions with Charlesbank Capital Partners, the Segatt family, Reliance, and Mayland Enterprises will be, on terms no less favorable to the Company than could have been obtained from an independent third party in 'arm's length transactions.

     Charlesbank Capital Partners holds $8.0 million of the senior notes of the Company, which accounts for approximately 7.3% of the total senior notes.

     The following were related parties from January 1 - May 16, 2005. They ceased being related parties at the date of the Acquisition.

     The Company made sales in the ordinary course of business to Sloan Implement Company, Inc., a supplier of agricultural equipment that is owned by family members of a former stockholder of the Company. Such transactions generally consisted of sales of grain equipment and amounted to $155,052, $487,439 and $125,920 for 2005, 2004 and 2003, respectively.

     The Company made sales in the ordinary course of business to Larry Sloan, who is a family member of a former stockholder of the Company. Such transactions generally consisted of sales of grain equipment and amounted to $3,922, $24,193 and $72,619 for 2005, 2004 and 2003, respectively.

     The Company had a contract with BMA Consulting, Inc. (BMA) where BMA provided consulting services in the ordinary course of business to the Company. BMA is owned by a former shareholder of the Company. Such transactions amounted to $16,352 and $699,210 for 2004 and 2005, respectively.

     The Company conducted transactions in the ordinary course of business with RAD Properties, a corporation owned by Craig Sloan, former shareholder of the Company. Such transactions generally consisted of rent and lease payments that amounted to $0, $216,200 and $302,900 in 2005, 2004 and 2003, respectively.

ITEM  14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

AUDIT  FEES

     The aggregate fees billed by BKD LLP, the Company's principal public accountants, for the fiscal years ended December 31, 2005 and 2004 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were approximately $444,146 and $116,750, respectively.

AUDIT-RELATED  FEES

     The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2005 and 2004 for audit-related services, which included an annual profit sharing audit, an S-4 filing and various SEC response letters, were approximately $179,257 and $4,850, respectively.

TAX  FEES

     The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2005 and 2004 for tax-related services, which included international tax issues and Form 5500, were approximately $900 and $600, respectively.

ALL  OTHER  FEES

     The Company did not engage its principal public accountants to provide any other services for the fiscal years ended December 31, 2005 and 2004.

AUDIT  COMMITTEE

     Pursuant to its objectives and discussions of its charter, not yet finalized, the Audit Committee which was recently appointed, has the responsibility to select, evaluate, and where appropriate, recommend the replacement of its independent auditors. The Audit Committee is directly responsible for determining the compensation and for overseeing the work to be performed by its independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee's policy is to pre-approve all auditing and permitted non-auditing services to be performed for the registrant by its independent auditors. In the event that pre-approvals for such auditing services and non-auditing services cannot be obtained from the entire Audit Committee as a result of inherent time constraints in the matter for which the services are required, the designated financial expert of the Audit Committee has been granted authority to pre-approve such services, and he will then report for ratification such pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above since its formation.

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE GSI GROUP, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN ASSUMPTION, ILLINOIS ON APRIL 14, 2006.

                                   The  GSI  Group,  Inc.

                          By:              /s/     Richard  Christman
                                  ------------     ------------------
                                                   Richard  Christman
                                                      Chief  Executive  Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT IN THE CAPACITIES INDICATED ON APRIL 14, 2006.



SIGNATURE                         TITLE
-----------------------  -----------------------
/s/   Richard Christman  Chief Executive Officer
Richard Christman
-----------------------

/s/  John Henderson      Chief Financial Officer
John Henderson
-----------------------


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


Date:  April  14,  2006


/s/  Richard  Christman
-----------------------
 Chief  Executive  Officer

EXHIBIT  31.2
                                 CERTIFICATIONS

I,  John  Henderson,  certify  that:

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

Date:  April  14,  2006


/s/  John  Henderson
--------------------
Chief  Financial  Officer

EXHIBIT  32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


In connection with the accompanying Annual Report on Form 10-K of The GSI Group, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, Richard Christman, as Chief Executive Officer of the Company, and John Henderson as Chief Financial Officer of the Company, hereby certify that the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  April  14,  2006
/s/  RICHARD  CHRISTMAN
-----------------------
     Richard  Christman
                         Chief  Executive  Officer


/s/  JOHN  HENDERSON
--------------------
John  Henderson
Chief  Financial  Officer




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


                                                INDEX TO EXHIBITS



EXHIBIT
  NO.    DOCUMENT DESCRIPTION
         -------------------------------------------------------------------------------------------------------


    2.1  Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI
         Group (Canada) Co. and UHI Canada, Corporation. (7)
    2.2  Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Kenneth Stonecipher. (7)
    2.3  Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
         And Hog Slat, Inc. (7)
    3.1  Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
         October 23, 1997 (1)
    3.2  By-Laws of The GSI Group, Inc, as amended. (8)
    4.1  Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
         Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture. (1)
    4.2  First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
         National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
         Group, Inc. and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture
         Act of 1939. (1)
    4.3  Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co.,
         Amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture. (1)
    4.4  Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a
         Copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request. (1)
    4.5  Indenture, dated as of May 16, 2005, between The GSI Group, Inc., its Guarantors, and U.S. Bank
         National Association, as Trustee, including forms of the Notes issued pursuant to such Indenture. (9)
   10.1  Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower
         And Congress Financial Corporation (Central), as lender. (4)
   10.2  Amendment No. 1 to the October 31, 2003 Loan and Security Agreement, dated July 9, 2004, between
         The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (5)
   10.3  Amendment  No. 2 to the October 31, 2003 Loan and Security Agreement, dated October 19, 2004,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (6)
   10.4  Amendment No. 3 to the October 31, 2003 Loan and Security Agreement, dated February 2, 2005,
         Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (7)
   10.5  Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,
         Howard Buffett, Jorge Andrade, and Russell C. Mello. (2)
   10.6  Indemnification Agreement, dated July 7, 2004, between The GSI Group, Inc. and Ann Montgomery. (5)
   10.7  Affirmative Pledge of Assignment of Quotas and Other Provisions Agreement, dated January 1, 2002,
         Between The GSI Group, Inc. and Leonardo Segatt. (7)
   10.8  Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John C. Sloan
         Dated July 8, 2004. (3)
   10.9  Executive Severance and Restrictive Covenant Agreement between The GSI Group, Inc. and Richard
         Christman. (10)
  10.10  Form of Stock Purchase and Management Equity Agreement between GSI Holdings Corp. and certain
         Directors, employees or consultants, dated as of October 6, 2005. (11)
  10.11  Form of Executive Severance and Restrictive Covenant Agreement, dated as of May 16, 2005, between
         The GSI Group, Inc. and its executives. (11)
  10.12  Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated as of
         October 6, 2005. (11)
  10.13  Alternative Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated
         As of October 6, 2005.  (11)
  10.14  Loan and Security Agreement dated May 16, 2005 with Wachovia Capital Finance Corporation (Central), as Agent, and other Lenders.
   12.1  Computation of Ratio of Earnings to Fixed Charges.
   14.1  Corporate Code of Conduct
   21.1  List of Subsidiaries of The GSI Group, Inc.
   31.1  Certification of Chief Executive Officer.
   31.2  Certification of Chief Financial Officer
   32.1  Section 906 Certification.



____________


(1) Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission on December 23, 1997 pursuant to the Securities Act of 1933, as amended.

(2) Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 3, 2001 pursuant to the Securities Act of 1934.

(3) Incorporated by reference from the Company's Form 8-K filed with the Commission on July 16, 2004 pursuant to the Securities Act of 1934.

(4) Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 7, 2003 pursuant to the Securities Act of 1934.

(5) Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 12, 2004 pursuant to the Securities Act of 1934.

(6) Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 10, 2004 pursuant to the Securities Act of 1934.

(7) Incorporated by reference from the Company's Form 10-K filed with the Commission on April 15, 2005 pursuant to the Securities Act of 1934.

(8) Incorporated by reference from the Company's Form 10-Q filed with the Commission on May 17, 2005 pursuant to the Securities Act of 1934.

(9) Incorporated by reference from the Company's Form S-4 filed with the Commission on August 15, 2005 pursuant to the Securities Act of 1933.

(10) Incorporated by reference from the Company's Form 8-K filed with the Commission on November 10, 2005 pursuant to the Securities Act of 1934.

(11) Incorporated by reference from the Company's Form S-4/A filed with the Commission on January 30, 2006 pursuant to the Securities Act of 1933.



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





TABLE>



THE GSI GROUP, INC.
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(UNAUDITED)
(Dollars in Thousands)
                                                    Year ended December 31,

                                                                        2001        2002        2003        2004
                                                    Restated                   Restated    Restated    Restated      2005
Income (loss) from continuing
 Operations before tax                              $                 (2,504)  $ (10,574)  $  (5,338)  $   4,558  $ 3,286
Add fixed charges:
Interest expense on borrowings and
 Amortization of deferred
 Financing costs                                                      14,397      13,010      13,215      14,104   15,074
Interest portion of rent expense                                         656         386         326         278      245
                                                                      15,053      13,396      13,541      14,382   15,319

Adjusted earnings                                                     12,549       2,822       8,203      18,940   18,605

Ratio of earnings to fixed
 Charges                                                               0.83x       0.21x       0.61x       1.32x    1.21x



                                                                    Exhibit 21.1


                               THE GSI GROUP, INC.
                              LIST OF SUBSIDIARIES
                              --------------------




COMPANY NAME                                            LOCATION
----------------------------------------------------  ------------
The GSI Asia Group Sdn. Bhd.                          Malaysia
GSI Cumberland C.A.A.                                 Malaysia
The GSI Group Africa (Proprietary) Limited            South Africa
GSI Cumberland de Mexico, S. de R.L. De C.V.          Mexico
Agromarau Industia E Comercio Ltda.                   Brazil
The GSI Group (Shanghai) C., Ltd.                     China
The GSI Agricultural Equipments (Shanghai) Co., Ltd.  China
Assumption Leasing Company, Inc.                      Illinois
The GSI Group (Canada) Co.                            Canada
The GSI Group (Poland) Sp. Z.o.o.                     Poland