Form 10-Q
period 2006-03-31
GSI GROUP INC
filed 2006-05-15
CIK 1050925

17
`

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-Q


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006
                                       OR
          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of May 15, 2006.

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
           Balance Sheets                                                      4
           Statements of Operations                                            5
           Statements of Cash Flows                                            6
           Notes to Financial Statements                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11
Item 3.  Quantitative and Qualitative Disclosure About Market Risk            16
Item 4.  Controls and Procedures                                              16

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    18
Item 2.  Changes in Securities and Use of Proceeds                             *
Item 3.  Defaults Upon Senior Securities                                       *
Item 4.  Submission of Matters to a Vote of Security Holders                   *
Item 5.  Other Information                                                     *
Item 6.  Exhibits                                                             18




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


                                     ITEM 1 - FINANCIAL STATEMENTS
                                  THE GSI GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                 (UNAUDITED)

                                                                             MARCH 31,    DECEMBER 31,
ASSETS                                                                         2006           2005
--------------------------------------------------------------------------  -----------  --------------
Current Assets:
 Cash and cash equivalents                                                  $    3,460   $       2,522
 Accounts receivable, net                                                       41,495          35,801
 Inventories, net                                                               50,671          46,746
 Prepaids                                                                        2,283           2,961
 Income tax receivable                                                              --           1,499
 Deferred taxes                                                                  5,093           4,645
 Other                                                                           2,858           3,165
     Total current assets                                                      105,860          97,339
                                                                            -----------  --------------

Property, Plant and Equipment, net                                              36,765          33,933

Other Assets:
 Goodwill                                                                       39,162          39,162
 Other intangible assets, net                                                   50,560          51,684
 Deferred taxes                                                                    621             323
 Deferred financing costs, net                                                   4,925           5,105
 Other                                                                             139             102
     Total other assets                                                         95,407          96,376
                                                                            -----------  --------------
     Total assets                                                           $  238,032   $     227,648
                                                                            -----------  --------------
LIABILITIES AND  STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                                           $   28,313   $      20,989
 Accrued interest                                                                5,087           1,722
 Payroll and payroll related expenses                                            8,512           6,683
 Accrued warranty                                                                2,192           2,335
 Accrued workers compensation                                                    4,860           4,539
 Other accrued expenses                                                          3,056           3,449
 Customer deposits                                                               9,000           5,256
 Current maturities of long-term debt                                              362             876
     Total current liabilities                                                  61,382          45,849
                                                                            -----------  --------------

Long-Term Debt, less current maturities                                        110,070         119,306

Minority Interest                                                                2,994           2,654

Stockholder's Equity:
 Common stock, $.01 par value voting (authorized 6,900,000 shares; issued
   6,633,652 shares; outstanding 626,948 shares)                                    16              16
 Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
   issued 1,059,316 shares; outstanding 200,000 shares)                              2               2
 Additional paid-in capital                                                     97,881          97,881
 Accumulated other comprehensive income                                          2,039             762
 Retained earnings                                                               5,207           2,737
 Treasury stock, at cost, voting (6,006,704 shares)                            (41,550)        (41,550)
 Treasury stock, at cost, nonvoting (859,316 shares)                                (9)             (9)
     Total stockholder's equity                                                 63,586          59,839
                                                                            -----------  --------------
     Total liabilities and stockholder's equity                             $  238,032   $     227,648
                                                                            -----------  --------------

PART I - FINANCIAL INFORMATION
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                      THE GSI GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                  SUCCESSOR        PREDECESSOR
                                               ================
                                                 THREE FISCAL     THREE FISCAL
                                               ----------------  ---------------
                                                 MONTHS ENDED     MONTHS ENDED
                                                MARCH 31, 2006    APRIL 1, 2005
Sales                                          $        92,252   $       72,674

Cost of sales                                           70,864           55,343
Warranty expense                                           175             (198)
 Total cost of sales                                    71,039           55,145
                                               ----------------  ---------------

   Gross profit                                         21,213           17,529

Selling, general and administrative expenses            11,316            8,827
Amortization expense                                     1,123              162
Research and development expense                           894              846
 Total operating expenses                               13,333            9,835
                                               ----------------  ---------------

   Operating income                                      7,880            7,694

Other income (expense):
 Interest expense                                       (3,652)          (3,581)
 Other, net                                                514              529

Income from continuing operations before
 income tax expense and minority interest                4,742            4,642

Minority interest in net income of subsidiary             (155)             (55)
Income tax expense                                       2,117              614

Net income                                     $         2,470   $        3,973



Basic and diluted earnings per share           $          2.99   $         4.80
Weighted average common shares outstanding             826,948          826,948

COMPREHENSIVE INCOME
  Net income                                   $         2,470   $        3,973
  Cumulative currency translation adjustment             1,277             (550)
  Comprehensive income                         $         3,747   $        3,423
                                               ----------------  ---------------


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                THE GSI GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)


                                                                     SUCCESSOR        PREDECESSOR
                                                                    THREE FISCAL     THREE FISCAL
                                                                  ----------------  ---------------
                                                                    MONTHS ENDED     MONTHS ENDED
                                                                   MARCH 31, 2006    APRIL 1, 2005
Cash Flows From Operating Activities:
 Net income                                                       $         2,470   $        3,973
 Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization                                          2,445            1,622
     Amortization of deferred financing costs and debt discount               180              338
     Gain on sale of property and equipment                                   (23)             (57)
     Deferred taxes                                                          (746)              55
     Minority interest in net income of subsidiaries                          155               55
     Minority interest compensation expense                                   185              139
     Stock-based compensation                                                  --             (273)
     Changes in:
       Accounts receivable, net                                            (5,694)          (4,619)
       Inventories, net                                                    (3,925)          (2,093)
       Other current assets                                                 2,484            2,121
       Accounts payable                                                     7,324            1,754
       Accrued expenses and payroll and payroll related expenses            4,979            3,625
       Customer deposits                                                    3,744              491
         Net cash flows provided by operating activities                   13,578            7,131
                                                                  ----------------  ---------------

Cash Flows From Investing Activities:
 Capital expenditures                                                      (3,743)          (1,268)
 Proceeds from sale of property and equipment                                  52              207
 Other                                                                        (37)               2
         Net cash flows used in investing activities                       (3,728)          (1,059)
                                                                  ----------------  ---------------

Cash Flows From Financing Activities:
 Payments on long-term debt                                                  (515)             (51)
 Net payments under line of credit agreement                               (9,235)          (4,030)
 Dividends paid                                                                --           (1,538)
 Other                                                                        819             (725)
         Net cash flows used in financing activities                       (8,931)          (6,344)
                                                                  ----------------  ---------------

Effect of Exchange Rate Changes on Cash                                        19              (45)

Increase (decrease) In Cash and Cash Equivalents                  $           938   $         (317)
Cash and Cash Equivalents, beginning of period                              2,522            2,304
Cash and Cash Equivalents, end of period                          $         3,460   $        1,987
                                                                  ----------------  ---------------


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      THE GSI GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's December 31, 2005 Form 10-K as filed with the Securities and Exchange Commission. Other than as indicated herein, there have been no significant changes from the data presented in the Company's 2005 Form 10-K.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the successor period of three months ended March 31, 2006 and the predecessor period of three months ended April 1, 2005. Those adjustments consist only of normal recurring adjustments.

     The results of operations for the successor period of three months ended March 31, 2006 and the predecessor period of three months ended April 1, 2005 are not necessarily indicative of the operating results for the full year.

     The accompanying combined financial statements are presented under two different ("Predecessor" and "Successor") bases of accounting. The predecessor and successor financial statements are consolidated and include all of the accounts of GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

2.     DETAIL  OF  CERTAIN  ASSETS  AND  LIABILITIES


                                                                     (UNAUDITED)
                                                                   ===============
                                                                      MARCH 31,      DECEMBER 31,
                                                                   ---------------  --------------
                                                                        2006             2005
                                                                   ---------------  --------------
                                                                    (IN THOUSANDS)
                                                                   ---------------
Accounts Receivable
                               Trade receivables                   $       43,741   $      37,747
                               Allowance for doubtful accounts             (2,246)         (1,946)
                               Total                               $       41,495   $      35,801
                                                                   ---------------  --------------

Inventories
                               Raw materials                       $       15,240   $      16,039
                               Work-in-process                              9,953           8,758
                               Finished goods                              25,478          21,949
                               Total                               $       50,671   $      46,746

Property, Plant and Equipment
                               Land                                $          598   $         594
                               Buildings and improvements                  13,155          12,817
                               Machinery and equipment                     26,550          24,279
                               Office equipment and furniture               2,777           2,523
                               Construction-in-progress                     2,416             868
                                                                           45,496          41,081
                                                                   ---------------  --------------
                               Accumulated depreciation                    (8,731)         (7,148)

                               Property, plant and equipment, net  $       36,765   $      33,933
Intangible Assets
                               Goodwill                            $       39,162   $      39,162

                               Non-compete agreements              $        2,890   $       2,890
                               Technology                                   5,700           5,700
                               Trade names                                 14,300          14,300
                               Customer relations                          31,400          31,400
                               Backlog                                      3,490           3,490
                                                                           57,780          57,780
                                                                   ---------------  --------------
                               Accumulated amortization                    (7,220)         (6,096)
                               Total                               $       50,560   $      51,684
Deferred Financing Costs
                               Deferred financing costs            $        5,570   $       5,570
                               Accumulated amortization                      (645)           (465)
                               Total                               $        4,925   $       5,105
Accrued Warranty
                               Beginning reserve                   $        2,335   $       2,764
                               Increase to expense                            386           1,630
                               Charge to reserve                             (529)         (2,059)
                               Ending reserve                      $        2,192   $       2,335



3.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid approximately $0.1 million and $0.5 million in interest during the successor period of three months ended March 31, 2006 and the predecessor period of three months ended April 1, 2005, respectively. The Company paid $0.0 million and $0.0 million in income taxes during the successor period of three months ended March 31, 2006 and the predecessor period of and three months ended April 1, 2005, respectively.

4.     DEBT

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

5.     INCOME  TAXES

     The following table represents the unaudited successor and predecessor income taxes for the first three months of 2006 and the first three months of 2005.

                            SUCCESSOR          PREDECESSOR
                    Three months ended          Three months ended
                    ------------------
                         March 31, 2006          April 1, 2005

                       Income/(Loss)    Income Tax   Income/(Loss)    Income Tax
                       --------------
                           Before        Expense/        Before        Expense/
                        Income Taxes    (Benefit)     Income Taxes    (Benefit)
U.S.                   $       2,104   $     1,752   $       3,390   $        240
Brazil                         1,376           346             832            281
Malaysia                         344            19            (121)            20
Mexico                           430            --             121             73
China                            (48)           --               2             --
Poland                           (41)           --             (32)            --
South Africa                     422            --             395             --

Total                  $       4,587   $     2,117   $       4,587   $        614




Current income taxes                   $     2,863                   $        559
Deferred income taxes                         (746)                            55

Total                                  $     2,117                   $        614



                            SUCCESSOR          PREDECESSOR

                      Three months ended           Three months ended
                        March 31, 2006               April 1, 2005
Income taxes at U.S.
 statutory rate                           $1,512                       $ --
State income taxes                           315                        240
Foreign income taxes                         365                        374
Other                                        (75)                        --

Total                                     $2,117                       $614



     The Company was an "S" Corporation for federal income tax purposes for the three months ended April 1, 2005. Income taxes for the period were an obligation of its stockholders.

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

7.     BUSINESS SEGMENT

     The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first three months of 2006 and 2005, based on the aggregation of historical and successor accounting, are as shown in the table below (in thousands).



                      (UNAUDITED)    (UNAUDITED)
                       SUCCESSOR     PREDECESSOR

                       MARCH 31,      APRIL 1,
                      ------------  -------------
                          2006          2005
                      ------------  -------------
Grain product line    $     49,535  $      42,914
Swine product line          20,826         12,860
Poultry product line        21,891         16,900
     Sales            $     92,252  $      72,674
                      ------------  =============


     For the first three months of 2006 and 2005, sales in Brazil were $12.1 million and $8.6 million, respectively. Long-lived assets in Brazil were $6.7 million at March 31, 2006.

8.     SUBSEQUENT  EVENT

     The Company will purchase $7.4 million of its outstanding bonds from Charlesbank, an affiliate of its parent, on May 12, 2006 and immediately retire them. The bonds will be purchased at a 1% premium.

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

     The Company's international sales have historically comprised a significant portion of our total sales. In the first three months of 2006 and 2005, the Company's international sales accounted for 35.9% and 33.1%, of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

     The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.

ITEMS AFFECTING COMPARABILITY

     On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, our financial statements shown in Item 1 of this 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to present under the successor basis. The following discussion and analysis is based upon these two bases of accounting for the three months ended March 31, 2006, and our review of the business and operations during such periods as compared to the same periods of 2005.

     As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets.

     We believe the discussion and analysis of The GSI Group, Inc.'s financial condition and combined results of operations set forth below are not indicative nor should they be relied upon as an indicator of our future performance. Please refer to the footnotes to the Financial Statements included in Item 1 of this report, including "Summary of Significant Accounting Policies" for important additional information concerning the basis of presentation of financial information included in this report.

HISTORICAL  PERFORMANCE

RESULTS  OF  OPERATIONS

     The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


                                        THREE MONTHS ENDED
                                        ==================

                                                            MARCH 31, 2006   APRIL 1, 2005
                                                              (UNAUDITED)     (UNAUDITED)
                                                              -----------     -----------


                                                         AMOUNT          %  AMOUNT          %
                                                         ---------  ------  ---------  ------
Sales                                                    $ 92,252   100.0   $ 72,674   100.0

Cost of sales                                              70,864    76.8     55,343    76.2
Warranty expense                                              175     0.2       (198)   (0.3)
 Total cost of sales                                       71,039    77.0     55,145    75.9
                                                         ---------          ---------

   Gross profit                                            21,213    23.0     17,529    24.1

Selling, general and administrative expenses               11,316    12.3      8,827    12.1
Amortization expense                                        1,123     1.2        162     0.2
Research and development expense                              894     1.0        846     1.2
 Total operating expenses                                  13,333    14.5      9,835    13.5
                                                         ---------          ---------

Operating income                                            7,880     8.5      7,694    10.6

Other income (expense):
 Interest expense                                          (3,652)   (4.0)    (3,581)   (4.9)
 Other, net                                                   514     0.6        529     0.7

Income before income tax expense and minority interest      4,742     5.1      4,642     6.4

Minority interest in net income of subsidiary                (155)   (0.2)       (55)   (0.1)
Income tax provision(benefit)                               2,117     2.3        614     0.8

Net income                                               $  2,470     2.7   $  3,973     5.5


Basic and diluted earnings per  share                    $   2.99           $   4.80

Weighted average common shares outstanding                826,948            826,948

Three  Months  Ended March 31, 2006 Compared to Three Months Ended April 1, 2005

     Sales increased 26.9% or $19.6 million to $92.3 million in the first quarter of 2006 compared to $72.7 million in the first quarter of 2005. Grain equipment sales increased by 15.4% during the first quarter of 2006 as compared to the first quarter 2005 due to higher volume. Swine equipment sales increased 61.9% to $20.8 million in the first quarter of 2006 compared to $12.9 million in the first quarter of 2005 due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 29.5% to $21.9 million in the first quarter of 2006 compared to $16.9 million in the first quarter of 2005 primarily due to increased volume. Sales volume was positively influenced by a higher percentage of orders placed under the winter program that were shipped in the first quarter. The winter program provided deeper discounts which partially offset the impact of the year over year price increase.

     Cost of goods sold increased 28.8% or $15.9 million to $71.0 million or 77.0% of sales in the first quarter of 2006 compared to $55.1 million or 75.9% of sales in the first quarter of 2005. This increase is due in part to the increased volume along with increased material costs, primarily steel related costs.

     Gross profit increased to $21.2 million in the first quarter of 2006 or 23.0% of sales from $17.5 million or 24.1% of sales in the same period of 2005. This increase was primarily due to the reasons cited above.

     Operating expenses increased 35.6% or $3.5 million to $13.3 million in the first quarter of 2006 from $9.8 million in the same period of 2005. The increase was primarily due to the increase in amortization expense of $1.0 million, the effects of currency translation $0.4 million, an increase to the bad debt reserve, higher distribution expenses incurred due to higher volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and management fees.

     Operating income increased to $7.9 million in the first quarter of 2006 from $7.7 million in the first quarter of 2005. Operating income margins decreased to 8.5% of sales in 2006 from 10.6% in 2005.

     Interest expense increased $0.1 million in the first quarter of 2006 as compared to the third quarter of 2005 due to higher borrowing costs.

     Income tax expense increased $1.5 million to $2.1 million in the first quarter of 2006 from $0.6 million in the same period of 2005. This increase is due to the Company changing from a "C" Corporation on May 16, 2005 from an "S" Corporation.

     Net income decreased by $1.5 million to $2.5 million for the first quarter of 2006 from $4.0 million in the same period of 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

     The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of March 31, 2006, the Company had $44.5 million of working capital, a decrease of $7.0 million from working capital as of December 31, 2005. The decrease in working capital was primarily due to decreases in prepaids, income tax receivable and other current assets and increases in accounts payable, payroll and payroll related expenses, accrued interest, accrued workers compensation expense and customer deposits of $19.1 million, partially offset by increases in cash, accounts receivable, inventory and deferred taxes and decreases in accrued warranty, other accrued expenses and current maturities of long-term debt of $12.1 million.

     Operating activities provided $13.6 million and $7.1 million in cash flow in the first three months of 2006 and 2005, respectively. This $6.5 million increase in cash flow was primarily the result of increases in depreciation and amortization, stock based compensation, minority interest compensation, accounts payable, accrued expenses, customer deposits and other current assets of $11.8 million, partially offset by decreases in net income, deferred taxes, accounts receivable and inventory of $5.2 million compared to the first three months of 2005.

     Investing activities used $3.7 million and $1.1 million in cash flow in the first three months of 2006 and 2005, respectively. The cash was used primarily for the purchase of property, plant and equipment.

     Financing activities used $8.9 million and $6.3 million in cash flow in the first three months of 2006 and 2005, respectively. The cash was used primarily to pay down debt.

     The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. As of March 31, 2006, the Company had approximately $46.4 million of availability under the credit facility.

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

CRITICAL  ACCOUNTING  POLICIES

     There have been no material changes to the critical accounting policies since December 31, 2005.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 31, 2006, principal exposed to interest rate risk was limited to $0.4 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.0 million impact on the Company's results of operations.

     At March 31, 2006, approximately 17.9% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.


ITEM  4.  CONTROLS  AND  PROCEDURES

OVERVIEW

     In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company's management identified material weaknesses in the Company's internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

DISCLOSURE  CONTROLS  AND  PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q, but they are working diligently to improve them.

CHANGES  IN  INTERNAL  CONTROLS

     There were no changes to the Company's internal controls made during the first quarter of 2006. The Company's management believes, however, that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Quarterly Report on Form 10-Q and the related review of the Company's financial statements for the periods ended March 31, 2006 and April 1, 2005 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

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

                                   The GSI Group, Inc.

                                   By:/s/ John Henderson
                                      ------------------
                                         Chief Financial Officer


                               DATE:  MAY 15, 2006

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

Date:  May  15,  2006


/s/Richard Christman
--------------------
Chief Executive Officer

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

Date:  May  15,  2006


/s/ John Henderson
------------------
Chief Financial Officer

EXHIBIT 32.1

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Christman, as Chief Executive Officer of the Company, and John Henderson, as Chief Financial Officer of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2006

     /s/RICHARD CHRISTMAN
     --------------------
     Richard Christman
Chief Executive Officer


/s/ JOHN HENDERSON
------------------
John Henderson
Chief Financial Officer





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