Form 10-Q
period 2006-06-30
GSI GROUP INC
filed 2006-08-14
CIK 1050925

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share, 826,948 shares outstanding as of August 14, 2006.

TABLE OF CONTENTS
		Page
PART I - Financial Information
Item 1.	Financial Statements
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - Other Information
Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	21

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

When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, we express that expectation or belief in good faith and believe it has a reasonable basis, but we can give no assurance that the statement of expectation or belief will result or be achieved or accomplished. The Company expressly disclaims any obligation to update forward-looking information for future events and changes in existing events and circumstances.

Our actual results may differ significantly from the results discussed in the forward-looking statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	(Unaudited)
<BTB>	June 30,	December 31,
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$ 4,543	$ 2,522
Accounts receivable, net	49,647	35,801
Inventories, net	58,386	46,746
Prepaids	1,768	2,961
Income tax receivable	--	1,499
Deferred taxes	5,497	4,645
Other	2,338	3,165
Total current assets	122,179	97,339

Property, Plant and Equipment, net	37,975	33,933

Other Assets:
Goodwill	39,162	39,162
Other intangible assets, net	49,508	51,684
Deferred taxes	502	323
Deferred financing costs, net	4,759	5,105
Other	113	102
Total other assets	94,044	96,376
Total assets	$ 254,198	$ 227,648
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable	$ 30,890	$ 20,989
Accrued interest	1,573	1,722
Payroll and payroll related expenses	8,690	6,683
Accrued warranty	2,178	2,335
Accrued workers compensation	4,881	4,539
Other accrued expenses	4,487	3,449
Customer deposits	6,992	5,256
Current maturities of long-term debt	162	876
Total current liabilities	59,853	45,849

Long-Term Debt, less current maturities	122,178	119,306
Minority Interest	2,976	2,654

Commitments and Contingencies

Stockholder’s Equity:
Common stock, $.01 par value voting (authorized 6,900,000 shares; issued
6,633,652 shares; outstanding 626,948 shares)	16	16
Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
issued 1,059,316 shares; outstanding 200,000 shares)	2	2
Additional paid-in capital	97,881	97,881
Accumulated other comprehensive income	1,652	762
Retained earnings	11,199	2,737
Treasury stock, at cost, voting (6,006,704 shares)	(41,550)	(41,550)
Treasury stock, at cost, nonvoting (859,316 shares)	(9)	(9)
Total stockholder’s equity	69,191	59,839
Total liabilities and stockholder’s equity	$ 254,198	$ 227,648
        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months			Six Months
	Successor		Pre-decessor	Successor		Pre-decessor
		May 17 -	April 2 -		May 17-	Jan. 1 -
	June 30,	July 1,	May 16,	June 30,	July 1,	May 16,
   	2006	2005	2005	2006	2005	2005

Sales	$113,548	$ 48,178	$ 41,961	$ 205,800	$ 48,178	$ 114,635

Cost of sales	85,863	40,282	28,389	156,727	40,282	83,733
Warranty expense	215	342	(321)	390	342	(519)
Total cost of sales	86,078	40,624	28,068	157,117	40,624	83,214

Gross profit	27,470	7,554	13,893	48,683	7,554	31,421

Selling, general and
administrative expenses	10,916	6,093	15,506	22,232	6,093	24,333
Amortization expense	1,053	962	4	2,176	962	166
Research and
development expense	1,086	450	390	1,980	450	1,235
Total operating expenses	13,055	7,505	15,900	26,388	7,505	25,734

Operating income	14,415	49	(2,007)	22,295	49	5,687

Other income (expense):
Interest expense	(3,863)	(1,975)	(1,657)	(7,515)	(1,975)	(5,238)
Other, net	(217)	87	178	297	87	707

Income from continuing
operations before income tax
expense and minority interest	10,335	(1,839)	(3,486)	15,077	(1,839)	1,156

Minority interest in net income
of subsidiary	26	(55)	(50)	(129)	(55)	(105)
Income tax expense	4,369	(1,572)	501	6,486	(1,572)	1,115

Net income	$ 5,992	$ (322)	$ (4,037)	$ 8,462	$ (322)	$ (64)

Basic and diluted earnings per
share	$ 7.25	$ (0.39)	$ (4.88)	$ 10.23	$ (0.39)	$ (0.08)
Weighted average common
shares outstanding	826,948	826,948	826,948	826,948	826,948	826,948

Comprehensive Income
Net income	$ 5,992	$ (322)	$ (4,037)	$ 8,462	$ (322)	$ (64)
Cumulative currency
translation adjustment	(387)	584	1,086	890	584	536
Comprehensive income	$ 5,605	$ 262	$ (2,951)	$ 9,352	$ 262	$ 472

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

<BTB>	Successor		Predecessor
	Six Fiscal
	Months	May 17 -	January 1 -
	Ended	July 1,	May 16,
	June 30, 2006	2005	2005
Cash Flows From Operating Activities:
Net income	$ 8,462	$ (322)	$ (64)
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	5,015	1,616	2,070
Amortization of deferred financing costs	346	94	572
Gain on sale of property and equipment	(15)	(23)	(84)
Non-cash charges related to inventory
fair value adjustment	--	2,644	--
Deferred taxes	(1,031)	(2,072)	(69)
Minority interest in net income of subsidiaries	129	55	105
Minority interest compensation expense	193	--	779
Stock-based compensation	--	--	2,842
Changes in:
Accounts receivable, net	(13,846)	(3,265)	(11,388)
Inventories, net	(11,640)	5,047	(6,968)
Other current assets	3,519	669	5,159
Accounts payable	9,901	(1,788)	5,388
Accrued expenses and payroll related expenses	3,081	4,100	3,130
Customer deposits	1,736	(810)	(1,449)
Net cash flows provided by operating activities	5,850	5,945	23

Cash Flows From Investing Activities:
Capital expenditures	(6,490)	(647)	(2,046)
Proceeds from sale of property and equipment	80	47	268
Other	(11)	8	(48)
Net cash flows used in investing activities	(6,421)	(592)	(1,826)

Cash Flows From Financing Activities:
Payments on long-term debt	(7,991)	(100,000)	(90)
Proceeds from stockholder loan	--	--	12
Payments on stockholder loan	--	(5,012)	--
Proceeds from issuance of long-term debt	--	110,000	--
Proceeds under line of credit agreement	54,273	29,530	10,369
Payments under line of credit agreement	(44,124)	(49,786)	--
Net proceeds of equity contributed	--	15,326	--
Payment of deferred financing costs	--	(5,378)	(485)
Dividends paid	--	--	(7,913)
Other	426	670	50
Net cash flows used in financing activities	2,584	(4,650)	1,943

Effect of Exchange Rate Changes on Cash	8	(33)	(7)

Increase (decrease) In Cash and Cash Equivalents	$ 2,021	$670	$ 133
Cash and Cash Equivalents, beginning of period	2,522	2,437	2,304
Cash and Cash Equivalents, end of period	$ 4,543	$ 3,107	$ 2,437

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the successor period of six months ended June 30, 2006 and May 17-July 1, 2005 and the predecessor period ended May 16, 2005. Those adjustments consist only of normal recurring adjustments.

The results of operations for the successor period of six months ended June 30, 2006 and May 17 - July 1, 2005 and the predecessor period ended May 16, 2005 are not necessarily indicative of the operating results for the full year.

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

The financial statements are presented under two different ("Predecessor" and "Successor") bases of accounting. The predecessor and successor financial statements are consolidated and include all of the accounts of GSI Group, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

2. Detail of Certain Assets and Liabilities

<BTB>		(Unaudited)
		June 30,	December 31,
		2006	2005
   		(In thousands)
Accounts Receivable
	Trade receivables	$ 52,188	$ 37,747
	Allowance for doubtful accounts	(2,541)	(1,946)
	Total	$ 49,647	$ 35,801

Inventories
	Raw materials	$ 19,405	$ 16,039
	Work-in-process	10,237	8,758
	Finished goods	28,744	21,949
	Total………………………………………………	$ 58,386	$ 46,746

Property, Plant and Equipment
Land	$ 599	$ 594
Buildings and improvements	13,592	12,817
Machinery and equipment	28,092	24,279
Office equipment and furniture	2,820	2,523
Construction-in-progress	3,086	868
	48,189	41,081
Accumulated depreciation	(10,214)	(7,148)
Property, plant and equipment, net	$ 37,975	$ 33,933
Intangible Assets
Goodwill	$ 39,162	$ 39,162

Non-compete agreements	$ 2,890	$ 2,890
Technology	5,700	5,700
Trade names	14,300	14,300
Customer relations	31,400	31,400
Backlog	3,490	3,490
	57,780	57,780
Accumulated amortization	(8,272)	(6,096)
Total	$ 49,508	$ 51,684
Deferred Financing Costs
Deferred financing costs	$ 5,570	$ 5,570
Accumulated amortization	(811)	(465)
Total	$ 4,759	$ 5,105
Accrued Warranty
Beginning balance	$ 2,335	$ 2,764
Increase to expense	690	1,630
Costs incurred	(847)	(2,059)
Ending balance	$ 2,178	$ 2,335


3. Supplemental Cash Flow Information

The Company paid $6.9 million, $0.2 million and $6.0 million in interest during the successor period of six months ended June 30, 2006 and May 17 - July 1, 2005 and the predecessor period ended May 16, 2005, respectively. The Company paid $4.0 million, $0.0 million and $0.2 million in income taxes during the successor period of six months ended June 30, 2006 and May 17 - July 1, 2005 and the predecessor period ended May 16, 2005, respectively.

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

The Company purchased $7.4 million of its outstanding bonds from Charlesbank, an affiliate of its parent, on May 12, 2006 and immediately retired them. The bonds were purchased at a 1% premium.

5. Income Taxes

The following table represents the unaudited successor and predecessor income taxes for the first six months of 2006 and 2005.

	Successor				Predecessor
<BTB>	Six Months as of June 30, 2006		May 17,2005 - July 1,2005		Jan 1,2005 - May16,2005
	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax
	Before	Expense/	Before	Expense/	Before	Expense/
	Income Taxes	(Benefit)	Income Taxes	(Benefit)	Income Taxes	(Benefit)
U.S.	$ 12,026	$ 6,019	$ (2,811)	$ (1,679)	$ (564)	$ 495
Brazil	1,278	418	493	143	1,051	336
Malaysia	600	49	132	1	(317)	(10)
Mexico	666	--	218	--	432	256
China	(96)	--	19	--	242	--
Poland	(140)	--	(12)	--	(2)	--
South Africa	614	--	67	(37)	209	38

Total	$ 14,948	$ 6,486	$ (1,894)	$ (1,572)	$ 1,051	$ 1,115

Current income taxes		$ 7,518		$ 500		$ 1,184
Deferred income taxes		(1,032)		(2,072)		(69)

Total		$ 6,486		$ (1,572)		$ 1,115

Successor			Predecessor
Six Months as of June 30, 2006		Jan 1,2005 - May16,2005	Jan 1,2005 - May16,2005

Income taxes at U.S. statutory rate	$ 5,232	$ (663)	$ 368
Effect of conversion to “C” corporation	--	(990)	--
State income taxes	1,091	(138)	77
Foreign tax rate differential-federal	467	107	620
Other	(304)	112	50

Total	$ 6,486	$ (1,572)	$ 1,115



The following table represents the successor and predecessor income taxes for the second quarter of 2006 and 2005.

	Successor				Predecessor
<BTB>	Three Months as of June 30, 2006		May 17,2005 - July 1,2005		April 2, 2005 - May16,2005
	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax
	Before	Expense/	Before	Expense/	Before	Expense/
	Income Taxes	(Benefit)	Income Taxes	(Benefit)	Income Taxes	(Benefit)
U.S.	$ 9,922	$ 4,267	$ (2,811)	$ (1,679)	$ (3,953)	$ 255
Brazil	(98)	72	493	143	220	55
Malaysia	256	30	132	1	(196)	(30)
Mexico	236	--	218	--	310	183
China	(48)	--	19	--	240	--
Poland	(99)	--	(12)	--	29	--
South Africa	192	--	67	(37)	(186)	38

Total	$ 10,361	$ 4,369	$ (1,894)	$ (1,572)	$ (3,536)	$ 501

Current income taxes		$ 4,655		$ 500		$ 625
Deferred income taxes		(286)		(2,072)		(124)

Total		$ 4,369		$ (1,572)		$ 501

Successor			Predecessor
Three Months as of June 30, 2006		Jan 1,2005 - May16,2005	Jan 1,2005 - May16,2005

Income taxes at U.S. statutory rate	$ 3,626	$ (663)	$ (1,238)
Effect of conversion to “C”corporation	--	(990)	--
State income taxes	756	(138)	(258)
Foreign tax rate differential-federal	365	107	247
Other	(378)	112	1,750

Total	$ 4,369	$ (1,572)	$ 501

The Company was an “S” Corporation for federal income tax purposes for the period ended May 16, 2005. Income taxes for the period were an obligation of its stockholders.

6. Business Segment

The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first six months of 2006 and 2005, based on the aggregation of historical and successor accounting, are as shown in the table below (in thousands).

	Successor		Predecessor
		May 17 -
	June 30,	July 1,	May 16,
	2006	2005	2005
Grain product line	$ 119,853	$ 29,027	$ 67,234
Swine product line	44,556	9,411	20,789
Poultry product line	41,391	9,740	26,612
Sales	$ 205,800	$ 48,178	$ 114,635

For the first six months of 2006 and 2005, sales in Brazil were $21.9 million and $17.0 million, respectively. Long-lived assets in Brazil were $6.9 million at June 30, 2006.

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

The Company's international sales have historically comprised a significant portion of our total sales. In the first six months of 2006 and 2005, the Company's international sales accounted for 31.6% and 31.8%, of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.

Items Affecting Comparability

On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, our financial statements shown in Item 1 of this Form 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to present under the successor basis. The following discussion and analysis is based upon these two bases of accounting for the six months ended June 30, 2006, and our review of the business and operations during such periods as compared to the same periods of 2005.

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

Historical Performance

Results of Operations

The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


	Three months ended

	June 30, 2006		July 1, 2005
	(Unaudited)		(Unaudited)
<BTB>
	Amount	%	Amount	%
Sales	$ 113,548	100.0	$ 90,139	100.0

Cost of sales	85,863	75.6	68,671	76.2
Warranty expense	215	0.2	21	0.0
Total cost of sales	86,078	75.8	68,692	76.2

Gross profit	27,470	24.2	21,447	23.8

Selling, general and administrative expenses	10,916	9.6	21,599	24.0
Amortization expense	1,053	0.9	966	1.1
Research and development expense	1,086	1.0	840	0.9
Total operating expenses	13,055	11.5	23,405	26.0

Operating income	14,415	12.7	(1,958)	(2.2)

Other income (expense):
Interest expense	(3,863)	(3.4)	(3,632)	(4.0)
Other, net	(217)	(0.2)	265	0.3

Income before income tax expense and minority interest	10,335	9.1	(5,325)	(5.9)

Minority interest in net income of subsidiary	26	0.0	(105)	(0.1)
Income tax provision(benefit)	4,369	3.8	(1,071)	(1.2)

Net income	$ 5,992	5.3	$ (4,359)	(4.8)

Basic and diluted earnings per share	$ 7.25		$ (5.27)

Weighted average common shares outstanding	826,948		826,948


The following table sets forth a summary of the Company's operations and their percentages of total revenue for the six month periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


	Six months ended

	June 30, 2006		April 1, 2005
	(Unaudited)		(Unaudited)
<BTB>
	Amount	%	Amount	%
Sales	$ 205,800	100.0	$ 162,813	100.0

Cost of sales	156,727	76.1	124,015	76.2
Warranty expense	390	0.2	(177)	(0.1)
Total cost of sales	157,117	76.3	123,838	76.1

Gross profit	48,683	23.7	38,975	23.9

Selling, general and administrative expenses	22,232	10.8	30,426	18.7
Amortization expense	2,176	1.1	1,128	0.7
Research and development expense	1,980	1.0	1,685	1.0
Total operating expenses	26,388	12.9	33,239	20.4

Operating income	22,295	10.8	5,736	3.5

Other income (expense):
Interest expense	(7,515)	(3.6)	(7,213)	(4.4)
Other, net	297	0.1	794	0.5

Income before income tax expense and minority interest	15,077	7.3	(683)	(0.4)

Minority interest in net income of subsidiary	(129)	(0.0)	(160)	(0.1)
Income tax provision(benefit)	6,486	3.2	(457)	(0.3)

Net income	$ 8,462	4.1	$ (386)	(0.2)

Basic and diluted earnings per share	$ 10.23		$ (0.47)

Weighted average common shares outstanding	826,948		826,948


Three Months Ended June 30, 2006 Compared to Three Months Ended July 1, 2005

Sales increased 26.0% or $23.4 million to $113.5 million in the second quarter of 2006 compared to $90.1 million in the second quarter of 2005. Grain equipment sales increased by 31.8% during the second quarter of 2006 as compared to the second quarter 2005 due to higher volume. Swine equipment sales increased 36.9% to $23.7 million in the second quarter of 2006 compared to $17.3 million in the second quarter of 2005 due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales remained flat at $19.5 million in the second quarter of 2006 compared to the second quarter of 2005. Sales volume was positively influenced by a higher percentage of orders placed under the winter program that were shipped in the second quarter.   The winter program provided deeper discounts which led to lower net pricing on some product lines year over year in the second quarter.

Cost of goods sold increased 25.3% or $17.4 million to $86.1 million or 75.8% of sales in the second quarter of 2006 compared to $68.7 million or 76.2% of sales in the second quarter of 2005. Cost of goods sold after extraordinary and non-recurring expenses related to the inventory fair value step up of $2.6 million in the second quarter of 2005, resulted in a year over year increase of 30.3% or $20.0 million. This increase is primarily due to higher volume including some associated premium costs (e.g. overtime, outsourcing of components, and additional labor costs).

Gross profit increased to $27.5 million in the second quarter of 2006 or 24.2% of sales from $21.4 million or 23.8% of sales in the same period of 2005. This increase was primarily due to the reasons cited above.

Operating expenses decreased 44.2% or $10.3 million to $13.1 million in the second quarter of 2006 from $23.4 million in the same period of 2005. Operating expenses after extraordinary and non-recurring expenses related to the change in ownership of the Company of $11.9 million in the second quarter of 2005 resulted in a year over year increase of 13.9% or $1.6 million. The increase was primarily due to higher distribution expenses incurred due to higher volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and management fees.

Operating income increased to $14.4 million in the second quarter of 2006 from a loss of $2.0 million in the second quarter of 2005. Operating income margins increased to 12.7% of sales in 2006 from (2.2%) in 2005.

Interest expense increased $0.2 million in the second quarter of 2006 as compared to the second quarter of 2005 due to higher borrowing costs.

Income tax expense increased $5.4 million to $4.4 million in the second quarter of 2006 from a tax benefit of $1.0 million in the same period of 2005. This increase is due to the Company changing from a “C” Corporation on May 16, 2005 from an “S” Corporation.

Net income increased by $10.4 million to $6.0 million for the second quarter of 2006 from a loss of $4.4 million in the same period of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended July 1, 2005

Sales increased 26.4% or $43.0 million to $205.8 million in the first six months of 2006 compared to $162.8 million in the first six months of 2005. Grain equipment sales increased by 24.5% during the first six months of 2006 as compared to the first six months 2005 due to higher volume. Swine equipment sales increased 47.5% to $44.6 million in the first six months of 2006 compared to $30.2 million in the first six months of 2005 due to an improved swine production market that allows producers to upgrade equipment. Poultry equipment sales increased 13.9% to $41.4 million in the first six months of 2006 compared to $36.4 million in the first six months of 2005 primarily due to increased volume. Sales volume was positively influenced by a higher percentage of orders placed under the winter program that were shipped in the first six months.   The winter program provided deeper discounts which led to lower net pricing on some product lines year over year in the second quarter.

Cost of goods sold increased 26.9% or $33.3 million to $157.1 million or 76.3% of sales in the first six months of 2006 compared to $123.8 million or 76.1% of sales in the first six months of 2005. Cost of goods sold after extraordinary and non-recurring expenses related to the inventory fair value step up of $2.6 million in the first six months of 2005, resulted in a year over year increase of 29.6% or $35.9 million. This increase is primarily due to higher volume including some associated premium costs (e.g. overtime, outsourcing of components, and additional labor costs).

Gross profit increased to $48.7 million in the first six months of 2006 or 23.7% of sales from $39.0 million or 23.9% of sales in the same period of 2005. This increase was primarily due to the reasons cited above. In addition, the mix of grain products was unfavorable as compared to 2005.

Operating expenses decreased 20.6% or $6.8 million to $26.4 million in the first six months of 2006 from $33.2 million in the same period of 2005. Operating expenses after extraordinary and non-recurring expenses related to the change in ownership of the Company of $11.9 million in the first six months of 2005 resulted in a year over year increase of 23.4% or $5.0 million. The increase was primarily due to the increase in amortization expense of $1.0 million, an increase to the bad debt reserve, higher distribution expenses incurred due to higher volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and management fees.

Operating income increased to $22.3 million in the first six months of 2006 from $5.7 million in the first six months of 2005. Operating income margins increased to 10.8% of sales in 2006 from 3.5% in 2005.

Interest expense increased $0.3 million in the first six months of 2006 as compared to the first six months of 2005 due to higher borrowing costs.

Income tax expense increased $6.9 million to $6.5 million in the first six months of 2006 from a tax benefit of $0.4 million in the same period of 2005. This increase is due to the Company changing from a “C” Corporation on May 16, 2005 from an “S” Corporation.

Net income increased by $8.8 million to $8.5 million for the first six months of 2006 from a loss of $0.4 million in the same period of 2005.

Liquidity and Capital Resources

The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of June 30, 2006, the Company had $62.3 million of working capital, an increase of $10.8 million from working capital as of December 31, 2005. The increase in working capital was primarily due to increases in cash, accounts receivable and inventory and decreases in accrued warranty, accrued interest and current maturities of long-term debt of $28.5 million, partially offset by decreases in prepaids, income tax receivable and increases in accounts payable, payroll and payroll related expenses, accrued workers compensation, other accrued expenses and customer deposits of $17.7 million.

Cash flows from operating activities were consistent in the first six months of 2006 and 2005 and provided $5.9 million and $6.0 million, respectively.

Investing activities used $6.4 million and $2.4 million in cash flow in the first six months of 2006 and 2005, respectively. The cash was used primarily for the purchase of property, plant and equipment.

Financing activities provided $2.6 million and used $2.7 million in cash flow in the first six months of 2006 and 2005, respectively. The cash was used primarily to pay down debt.

The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. As of June 30, 2006, the Company had approximately $45.2 million of availability under the credit facility.

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

The Credit Facility contains certain covenants that are substantially similar to, but generally no more restrictive than, the covenants under the Company's previous credit facility. The Company's ability to make borrowings under the Credit Facility is subject to customary representations, warranties and covenants. The Credit Facility also contains various customary events of default.

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

The Company purchased $7.4 million of its outstanding bonds from Charlesbank, an affiliate of its parent, on May 12, 2006 and immediately retired them. The bonds were purchased at a 1% premium.

Inflation

The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

Critical Accounting Policies

There have been no material changes to the critical accounting policies since December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At June 30, 2006, principal exposed to interest rate risk was limited to $19.7 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.2 million impact on the Company's results of operations.

At June 30, 2006, approximately 15.4% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to financial statement preparation and SEC reporting, inventory accounting, accounts payable cut-off, accrued expenses and segregation of duties. In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal years ended December 31, 2004, 2003 and 2002. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD, LLP, and the Company's Board of Directors, and more recently the Audit Committee of the Board of Directors. BKD, LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2005. The conclusions of Company management regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, are covered in more detail in the following paragraph.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the

Company's disclosure controls and procedures, while the Company has made some improvements, were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

In the first six months of 2006, new accounting staff at the management level were added, others were reassigned, and the CFO became more familiar with the Company, its finances and accounting needs. The Company's management believes, however, that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Quarterly Report on Form 10-Q and the related review of the Company's financial statements for the periods ended June 30, 2006 and July 1, 2005 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company, which, in the opinion of management, would have a material adverse effect on the Company's business, financial position or results of operations.

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
Chief Financial Officer

Date: August 14, 2006

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

Date: August 14, 2006

/s/ Richard Christman
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

Date: August 14, 2006

/s/ John Henderson
Chief Financial Officer

Exhibit 32.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Richard Christman, as Chief Executive Officer of the Company, and John Henderson, as Chief Financial Officer of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2006

/s/ RICHARD CHRISTMAN
Richard Christman
Chief Executive Officer

/s/ JOHN HENDERSON
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

INDEX TO EXHIBITS

<BTB>
Exhibit
No.	Document Description
3.1*	Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

3.2*	By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.



*	Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.