Form 10-Q
period 2006-09-29
GSI GROUP INC
filed 2006-11-13
CIK 1050925

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2006

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

(217) 226-4421
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of November 13, 2006.

TABLE OF CONTENTS
		Page
	Forward-Looking Statements …………………………………………………………...	3
PART I - Financial Information
Item 1.	Financial Statements
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors……………………………………………………………………………...	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	23

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

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	(Unaudited)
<BTB>	Sept 29,	December 31,
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$6,544	$2,522
Accounts receivable, net	47,951	35,801
Inventories, net	55,424	46,746
Prepaids	1,906	2,961
Income tax receivable	--	1,499
Deferred taxes	5,497	4,645
Other	2,052	3,165
Total current assets	119,374	97,339

Property, Plant and Equipment, net	39,155	33,933

Other Assets:
Goodwill	39,162	39,162
Other intangible assets, net	48,455	51,684
Deferred taxes	4,245	323
Deferred financing costs, net	4,083	5,105
Other	120	102
Total other assets	96,065	96,376
Total assets	$254,594	$227,648
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable	$28,016	$20,989
Accrued interest	4,459	1,722
Payroll and payroll related expenses	9,711	6,683
Accrued warranty	2,284	2,335
Accrued workers compensation	4,883	4,539
Other accrued expenses	7,011	3,449
Customer deposits	8,320	5,256
Current maturities of long-term debt	95	876
Total current liabilities	64,779	45,849

Long-Term Debt, less current maturities	111,720	119,306
Minority Interest	2,994	2,654

Stockholder’s Equity:
Common stock, $.01 par value voting (authorized 6,900,000 shares; issued
6,633,652 shares; outstanding 626,948 shares)	16	16
Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
issued 1,059,316 shares; outstanding 200,000 shares)	2	2
Additional paid-in capital	97,881	97,881
Accumulated other comprehensive income	1,424	762
Retained earnings	17,337	2,737
Treasury stock, at cost, voting (6,006,704 shares)	(41,550)	(41,550)
Treasury stock, at cost, nonvoting (859,316 shares)	(9)	(9)
Total stockholder’s equity	75,101	59,839
Total liabilities and stockholder’s equity	$254,594	$227,648
        The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Successor		Successor		Predecessor
				May 17-	Jan. 1 -
	Sept 29,	Sept 30,	Sept 29,	Sept 30,	May 16,
   	2006	2005	2006	2005	2005

Sales	$127,564	$ 107,723	$ 333,364	$ 155,901	$ 114,635

Cost of sales	97,430	78,394	254,157	118,676	83,733
Warranty expense	248	280	638	622	519
Total cost of sales……	97,678	78,674	254,795	119,298	83,214

Gross profit	29,886	29,049	78,569	36,603	31,421

Selling, general and
administrative expenses	14,026	14,110	38,238	20,653	25,568
Amortization expense	1,052	1,950	3,228	2,912	166
Total operating expenses	15,078	16,060	41,466	23,565	25,734

Operating income	14,808	12,989	37,103	13,038	5,687

Other income (expense):
Interest expense	(3,632)	(3,705)	(11,147)	(5,680)	(5,238)
Interest income…...	148	145	418	199	134
Other, net	(813)	137	(786)	170	573

Income from continuing
operations before income tax
expense and minority interest	10,511	9,566	25,588	7,727	1,156

Minority interest in net income
of subsidiary	(20)	(119)	(149)	(174)	(105)
Income tax expense	4,353	4,075	10,839	2,503	1,115

Net income (loss)	$ 6,138	$ 5,372	$ 14,600	$ 5,050	$ (64)

Basic and diluted earnings per
share	$ 7.42	$ 6.50	$ 17.66	$ 6.11	$ (0.08)
Weighted average common
shares outstanding	826,948	826,948	826,948	826,948	826,948

Comprehensive Income
Net income	$ 6,138	$ 5,372	$ 14,600	$ 5,050	$ (64)
Cumulative currency
translation adjustment	(228)	1,061	662	1,645	536
Comprehensive income	$ 5,910	$ 6,433	$ 15,262	$ 6,695	$ 472

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


THE GSI GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

<BTB>	Successor		Predecessor
	Nine
	Months	May 17 -	January 1 -
	Ended	Sept 30,	May 16,
	Sept 29, 2006	2005	2005
Cash Flows From Operating Activities:
Net income	$ 14,600	$ 5,050	$ (64)
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	7,653	4,190	2,070
Amortization of deferred financing costs	513	279	572
Gain on sale of property and equipment	(37)	(20)	(84)
Non-cash charges related to inventory
fair value adjustment	--	661	--
Deferred taxes	(4,774)	(196)	(69)
Minority interest in net income of subsidiaries	149	174	105
Minority interest compensation expense	191	463	779
Loss on bond repurchase………………………………...	933	--	--
Stock-based compensation	--	--	2,842
Changes in:
Accounts receivable, net	(12,150)	(10,492)	(11,388)
Inventories, net	(8,678)	18,188	(6,968)
Other current assets	3,667	(668)	5,159
Accounts payable	7,027	(528)	5,388
Accrued expenses and payroll related expenses	9,620	10,066	3,130
Customer deposits	3,064	(1,548)	(1,449)
Net cash flows provided by operating activities	21,778	25,619	23

Cash Flows From Investing Activities:
Capital expenditures	(9,369)	(2,569)	(2,046)
Proceeds from sale of property and equipment	151	80	268
Other	42	(68)	(48)
Net cash flows used in investing activities	(9,176)	(2,557)	(1,826)

Cash Flows From Financing Activities:
Payments on long-term debt	(13,481)	(100,035)	(90)
Proceeds from stockholder loan	--	--	12
Payments on stockholder loan	--	(5,012)	--
Proceeds from issuance of long-term debt	--	110,000	--
Net borrowing (repayments)under line of credit agreement	4,690	(37,705)	10,369
Net proceeds of equity contributed	--	15,326	--
Payment of deferred financing costs	--	(5,568)	(485)
Dividends paid	--	--	(7,913)
Other	165	1,477	50
Net cash flows provided by (used in) financing activities	(8,626)	(21,517)	1,943

Effect of Exchange Rate Changes on Cash	46	(69)	(7)

Increase In Cash and Cash Equivalents	$ 4,022	$1,476	$ 133
Cash and Cash Equivalents, beginning of period	2,522	2,437	2,304
Cash and Cash Equivalents, end of period	$ 6,544	$ 3,913	$ 2,437
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 29, 2006 and the results of operations and cash flows for the successor period of nine months ended September 29, 2006 and May 17-September 30, 2005 and the predecessor period ended May 16, 2005. Those adjustments consist only of normal recurring adjustments.

The results of operations for the successor period of nine months ended September 29, 2006 and May 17 - September 30, 2005 and the predecessor period ended May 16, 2005 are not necessarily indicative of the operating results for the full year.

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

During the period ended September 29, 2006 the Company began reporting research and development expenses as part of selling, general and administrative expenses. All periods shown have been presented with this change for comparability. There was no effect on net income.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements, but may require companies to change current practice. This statement is effective for fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of SFAS No. 157.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on its financial position and results of operations.

2. Detail of Certain Assets and Liabilities

<BTB>	(Unaudited)
	Sept 29,		December 31,
	2006		2005
   	(In thousands)
Accounts Receivable
	Trade receivables	$ 50,986	$ 37,747
	Allowance for doubtful accounts	(3,035)	(1,946)
	Total	$ 47,951	$ 35,801

Inventories
	Raw materials	$ 20,409	$ 16,039
	Work-in-process	9,337	8,758
	Finished goods	25,678	21,949
	Total………………………………………………	$ 55,424	$ 46,746

Property, Plant and Equipment
	Land	$ 599	$ 594
	Buildings and improvements	14,076	12,817
	Machinery and equipment	29,021	24,279
	Office equipment and furniture	3,583	2,523
	Construction-in-progress	3,605	868
		50,884	41,081
	Accumulated depreciation	(11,729)	(7,148)
	Property, plant and equipment, net	$ 39,155	$ 33,933
Intangible Assets
	Goodwill	$ 39,162	$ 39,162

	Non-compete agreements	$ 2,890	$ 2,890
	Technology	5,700	5,700
	Trade names	14,300	14,300
	Customer relations	31,400	31,400
	Backlog	3,490	3,490
		57,780	57,780
	Accumulated amortization	(9,325)	(6,096)
	Total	$ 48,455	$ 51,684
Deferred Financing Costs
	Deferred financing costs	$ 4,978	$ 5,570
	Accumulated amortization	(895)	(465)
	Total	$ 4,083	$ 5,105
Accrued Warranty
	Beginning balance	$ 2,335	$ 2,764
	Increase to expense	638	1,630
	Charge to reserve	(689)	(2,059)
	Ending balance	$ 2,284	$ 2,335

3. Supplemental Cash Flow Information

The Company paid $7.5 million, $0.5 million and $6.0 million in interest during the successor period of nine months ended September 29, 2006 and May 17 - September 30, 2005 and the predecessor period ended May 16, 2005, respectively. The Company paid $9.9 million, $1.9 million and $0.2 million in income taxes during the successor period of nine months ended September 29, 2006 and May 17 - September 30, 2005 and the predecessor period ended May 16, 2005, respectively.

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

The Credit Facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company’s stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial ratios and tests including a fixed charge coverage ratio.

As of September 29, 2006 the Company had $13.9 million of revolving loans outstanding and $5.9 million of standby letters of credit which reduced the overall availability under the credit facility to $45.0 million. As of September 29, 2006 the Company had expensed as Cost of Sales $1.2 million related to the standby letters of credit under the credit facility.

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

The Company purchased $7.4 million of its outstanding bonds from Charlesbank, an affiliate of its parent, on May 12, 2006 and immediately retired them. The bonds were purchased at a 1% premium. The Company purchased $5.0 million of its outstanding bonds on August 25, 2006 and immediately retired them. The bonds were purchased at fair market value.

5. Income Taxes

The following table represents the unaudited successor and predecessor income taxes for the first nine months of 2006 and 2005.

	Successor				Predecessor
<BTB>	Nine Months as of Sept 29, 2006		May 17,2005 - Sept 30,2005		Jan 1,2005 - May16,2005
	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax
	Before	Expense/	Before	Expense/	Before	Expense/
	Income Taxes	(Benefit)	Income Taxes	(Benefit)	Income Taxes	(Benefit)
U.S.	$ 21,348	$ 10,281	$ 4,952	$ 2,148	$ (564)	$ 495
Brazil	1,475	481	1,541	393	1,051	336
Malaysia	889	77	503	2	(317)	(10)
Mexico	1,181	--	389	(3)	432	256
China	(100)	--	(8)	--	242	--
Poland	(168)	--	(30)	--	(2)	--
South Africa	814	--	206	(37)	209	38

Total	$ 25,439	$ 10,839	$ 7,553	$ 2,503	$ 1,051	$ 1,115

Current income taxes		$ 15,613		$ 2,699		$ 1,184
Deferred income taxes		(4,774)		(196)		(69)

Total		$ 10,839		$ 2,503		$ 1,115

Successor			Predecessor
Nine Months as of Sept 29, 2006		May 17, 2005- Sept 30, 2005	Jan 1,2005 - May16,2005

Income taxes at U.S. statutory rate	$ 8,907	$ 2,644	$ 368
Effect of conversion to “C” corporation	--	(990)	--
State income taxes	1,858	551	77
Foreign tax rate differential-federal	558	977	620
Other	(484)	(679)	50

Total	$ 10,839	$ 2,503	$ 1,115



The following table represents the successor and predecessor income taxes for the third quarter of 2006 and 2005.

	Successor
<BTB>	Three Months as of Sept 29, 2006		Three Months as of Sept 30, 2005
	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax
	Before	Expense/	Before	Expense/
	Income Taxes	(Benefit)	Income Taxes	(Benefit)
U.S.	$ 9,322	$ 4,262	$ 7,763	$ 3,827
Brazil	197	63	1,048	250
Malaysia	289	28	371	1
Mexico	515	--	171	(3)
China	(4)	--	(27)	--
Poland	(28)	--	(18)	--
South Africa	200	--	139	--

Total	$ 10,491	$ 4,353	$ 9,447	$ 4,075

Current income taxes		$ 8,095		$ 2,199
Deferred income taxes		(3,742)		1,876

Total		$ 4,353		$ 4,075

Successor
Three Months as of Sept 29, 2006		Three Months as of Sept 30, 2005

Income taxes at U.S. statutory rate	$ 3,675	$ 3,306
State income taxes	767	690
Foreign tax rate differential-federal	91	870
Other	(180)	(791)

Total	$ 4,353	$ 4,075

The Company was an “S” Corporation for federal income tax purposes for the period ended May 16, 2005. Income taxes for the period were an obligation of its stockholders.

6. Business Segment

The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information." Under the enterprise wide disclosure requirements of SFAS 131, the Company reports sales by each product line. Amounts for the first nine months of 2006 and 2005, based on the aggregation of historical and successor accounting, are as shown in the table below (in thousands).

	Successor		Predecessor
		May 17 -	January 1-
	Sept 29, 2006	Sept 30, 2005	May 16, 2005
Grain product line	$ 202,256	$ 93,125	$ 67,234
Swine product line	71,491	29,590	20,789
Poultry product line	59,617	33,186	26,612
Sales	$ 333,364	$ 155,901	$ 114,635

For the first nine months of 2006 and 2005, sales in Brazil were $30.6 million and $27.4 million, respectively. Long-lived assets in Brazil were $6.7 million at September 29, 2006.

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

The Company's international sales have historically comprised a significant portion of our total sales. In the first nine months of 2006 and 2005, the Company's international sales accounted for 30.9% and 30.8%, of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

The primary raw materials we use to manufacture our products are steel and polymers. Fluctuations in the prices of steel and, to a lesser extent, polymer materials can impact our cost of sales.

Items Affecting Comparability

On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of the Acquisition occurred. Consequently, our financial statements shown in Item 1 of this Form 10Q have been presented under two different bases of accounting, with all historical Company activity up to and including May 16, 2005 under the predecessor basis, and all Company activity from May 17, 2005 to present under the successor basis. The following discussion and analysis is based upon these two bases of accounting for the nine months ended September 29, 2006, and our review of the business and operations during such periods as compared to the same periods of 2005.

As a result of the Acquisition, our assets and liabilities have been adjusted to their fair value as of the closing date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets.

We believe the discussion and analysis of The GSI Group, Inc.'s financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator, of our future performance. Please refer to the footnotes to the Financial Statements included in Item 1 of this report, including "Summary of Significant Accounting Policies" for important additional information concerning the basis of presentation of financial information included in this report.

Historical Performance

Results of Operations

The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


	Three months ended

	Sept 29 , 2006		Sept 30, 2005
	(Unaudited)		(Unaudited)
<BTB>
	Amount	%	Amount	%
Sales	$ 127,564	100.0	$ 107,723	100.0

Cost of sales	97,430	76.4	78,394	72.8
Warranty expense	248	0.2	280	0.3
Total cost of sales	97,678	76.6	78,674	73.0

Gross profit	29,886	23.4	29,049	27.0

Selling, general and administrative expenses	14,026	11.0	14,110	12.3
Amortization expense	1,052	0.8	1,950	1.8
Total operating expenses	15,078	11.8	16,060	14.9

Operating income	14,808	11.6	12,989	12.1

Other income (expense):
Interest expense	(3,632)	(2.8)	(3,705)	(3.4)
Interest income	148	0.1	145	0.1
Other, net	(813)	(0.6)	137	(0.1)

Income before income tax expense and minority interest	10,511	8.2	9,566	8.9

Minority interest in net income of subsidiary	(20)	0.0	(119)	(0.1)
Income tax provision	4,353	3.4	4,075	3.8

Net income	$ 6,138	4.8	$ 5,372	5.0

Basic and diluted earnings per share	$ 7.42		$ 6.50

Weighted average common shares outstanding	826,948		826,948


The following table sets forth a summary of the Company's operations and their percentages of total revenue for the nine month periods indicated based on the aggregation of historical predecessor and successor accounting (dollars in thousands):


	Nine months ended

	Sept 29, 2006		Sept 30, 2005
	(Unaudited)		(Unaudited)
<BTB>
	Amount	%	Amount	%
Sales	$ 333,364	100.0	$ 270,536	100.0

Cost of sales	254,157	76.2	202,409	74.8
Warranty expense	638	0.2	103	0.0
Total cost of sales	254,795	76.4	202,512	74.9

Gross profit	78,569	23.6	68,024	25.1

Selling, general and administrative expenses	38,238	11.5	46,221	17.1
Amortization expense	3,228	1.0	3,078	1.1
Total operating expenses	41,466	12.4	49,299	18.2

Operating income	37,103	11.1	18,725	6.9

Other income (expense):
Interest expense	(11,147)	(3.3)	(10,918)	(4.0)
Interest income	418	0.1	333	0.1
Other, net	(786)	(0.2)	743	0.3

Income before income tax expense and minority interest	25,588	7.7	8,883	3.3

Minority interest in net income of subsidiary	(149)	(0.0)	(279)	(0.1)
Income tax provision	10,839	3.3	3,618	1.3

Net income	$ 14,600	4.4	$ 4,986	1.8

Basic and diluted earnings per share	$ 17.66		$ 6.03

Weighted average common shares outstanding	826,948		826,948


Three Months Ended September 29, 2006 Compared to Three Months Ended September 30, 2005

Sales increased 18.4% or $19.8 million to $127.6 million in the third quarter of 2006 compared to $107.7 million in the third quarter of 2005. Grain equipment sales increased $18.3 million or 28.5% to $82.4 million during the third quarter of 2006 compared to the $64.1 million in the third quarter 2005, due to higher volume. Expectations for a positive harvest, a movement to increase farm storage and higher international sales contribute to this growth. Swine equipment sales increased 33.2% to $26.9 million in the third quarter of 2006 compared to $20.2 million in the third quarter of 2005 due to an improved swine production market that allows producers to upgrade equipment. Swine commodity prices remain positive. Poultry equipment sales decreased 22.2 % to $18.2 million in the third quarter of 2006 compared to $23.4 million in the third quarter of 2005. Declining poultry meat prices contributed to this market decline.

Cost of goods sold increased 24.2% or $19.0 million to $97.7 million or 76.6% of sales in the third quarter of 2006 compared to $78.7 million or 73.0% of sales in the third quarter of 2005. Cost of goods sold after extraordinary and non-recurring expenses related to the inventory fair value step up of $2.0 million in the third quarter of 2005, resulted in a year over year increase of 27.4% or $21.0 million. This increase is primarily due to higher volume including some associated premium costs (e.g. overtime, outsourcing of components, and additional labor costs.), material cost increases and higher cost relative to international sales.

Gross profit increased to $29.9 million in the third quarter of 2006 or 23.4% of sales from $29.0 million or 27.0% of sales in the same period of 2005. This increase was primarily due to the reasons cited above.

Operating expenses decreased 6.1% or $1.0 million to $15.1 million in the third quarter of 2006 from $16.1 million in the same period of 2005. Amortization expense decreased by $0.9 million for the period. Operating expenses in the third quarter 2005 included extraordinary and non-recurring expenses of $1.9 million related primarily to the change in ownership of the Company. In the three months ended September 29, 2006, excluding the extraordinary costs in 2005, operating expenses increased $1.8 million. This included: higher distribution expenses incurred due to higher volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and management fees.

Operating income increased to $14.8 million in the third quarter of 2006 from $13.0 million in the third quarter of 2005. Operating income margin decreased to 11.6% of sales in 2006 from 12.1% in 2005.

Interest expense decreased $0.1 million in the third quarter of 2006 as compared to the third quarter of 2005.

Other, Net increased $1.0 million primarily due to the cost related to the extinguishment of debt.

Income tax expense increased $0.3 million to $4.4 million in the third quarter of 2006 from a tax expense of $4.1 million in the same period of 2005.

Net income increased by $0.7 million to $6.1 million for the third quarter of 2006 from $5.4 million in the same period of 2005.

Nine Months Ended September 29, 2006 Compared to Nine Months Ended September 30, 2005

Sales increased 23.2% or $62.8 million to $333.3 million in the first nine months of 2006 compared to $270.5 million in the first nine months of 2005. Grain equipment sales increased 26.1% during the first nine months of 2006 to $202.3 million as compared to $160.4 the first nine months 2005 due to higher volume. Sales volume was positively influenced by a higher percentage of orders placed under the winter program that were shipped in the first six months. The winter program provided deeper discounts which led to lower net pricing on some product lines year over year in the second quarter. Expectations for a positive harvest, a movement to increase farm storage and higher international sales contribute to the sale growth. Swine equipment sales increased 41.9% to $71.5 million in the first nine months of 2006 compared to $50.4 million in the first nine months of 2005 due to an improved swine production market that allows producers to upgrade equipment. Swine commodity prices remain positive and weather conditions were favorable early in the year. Poultry equipment sales remained flat at $59.6 million in the first nine months of 2006 compared to $59.8 million in the first nine months of 2005.

Cost of goods sold increased 25.8% or $52.3 million to $254.8 million or 76.4% of sales in the first nine months of 2006 compared to $202.5 million or 74.9% of sales in the first nine months of 2005. Cost of goods sold after extraordinary and non-recurring expenses related to the inventory fair value step up of $4.6 million in the first nine months of 2005, resulted in a year over year increase of 26.8% or $53.9 million. This increase is primarily due to higher volume including associated premium costs (e.g. overtime, outsourcing of components, and additional labor costs.), material cost increases and higher cost relative to international sales.

Gross profit increased to $78.6 million in the first nine months of 2006, or 23.6% of sales, from $68.0 million, or 25.1% of sales, in the same period of 2005. This increase was primarily due to the reasons cited above.

Operating expenses decreased 15.9% or $7.8 million to $41.5 million in the first nine months of 2006 from $49.3 million in the same period of 2005. In 2005, operating expenses included extraordinary and non-recurring expenses of $13.4 million related primarily to the change in ownership of the Company. In 2006, excluding the extraordinary costs in 2005, operating expenses increased by $5.6 million which included: higher distribution expenses related to higher sales volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and management fees.

Operating income increased to $37.1 million in the first nine months of 2006 from $18.7 million in the first nine months of 2005. Operating income margins increased to 11.1% of sales in 2006 from 6.9% in 2005.

Interest expense increased $0.2 million in the first nine months of 2006 as compared to the first nine months of 2005 due to higher borrowing costs, offset by less debt.

Other, Net increased 1.5 million primarily due to the cost related to the extinguishment of debt.

Income tax expense increased $7.2 million to $10.8 million in the first nine months of 2006 from $3.6 million in the same period of 2005. This increase is due to the Company changing from a “C” Corporation on May 16, 2005 from an “S” Corporation.

Net income increased by $9.6 million to $14.6 million for the first nine months of 2006 from $5.0 million in the same period of 2005.

Liquidity and Capital Resources

The Company has historically funded capital expenditures, working capital requirements, debt service, stockholder dividends and stock repurchases from cash flow from its operations, augmented by borrowings made under the Company's credit facility and the sale of the Company's notes.

The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of September 29, 2006, the Company had $54.6 million of working capital, an increase of $3.1 million from working capital as of December 31, 2005. The increase in working capital was primarily due to increases in cash, accounts receivable, inventory and deferred taxes and decreases in accrued warranty and current maturities of long-term debt of $26.5 million, partially offset by decreases in prepaids, income tax receivable, other current assets and increases in accounts payable, payroll and payroll related expenses, accrued interest, accrued workers compensation, other accrued expenses and customer deposits of $23.4 million.

Cash flows from operating activities decreased $3.9 million in the first nine months of 2006 compared to 2005 and provided $21.8 million and $25.6 million, respectively.

Investing activities used $9.2 million and $4.4 million in cash flow in the first nine months of 2006 and 2005, respectively. The cash was used primarily for the purchase of property, plant and equipment.

Financing activities used $8.6 million and used $19.6 million in cash flow in the first nine months of 2006 and 2005, respectively. The cash was used primarily to pay down debt.

The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. As of September 29, 2006, the Company had approximately $45.0 million of availability under the credit facility.

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

The Credit Facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company’s stockholders, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with specified financial ratios and tests including a fixed charge coverage ratio.

As of September 29, 2006 the Company had $13.9 million of revolving loans outstanding and $5.9 million of standby letters of credit which reduced the overall availability under the credit facility to $45.0 million. As of September 29, 2006 the Company had expensed as Cost of Sales $1.2 million related to the standby letters of credit under the credit facility.

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

The Company purchased $7.4 million of its outstanding bonds from Charlesbank, an affiliate of its parent, on May 12, 2006 and immediately retired them. The bonds were purchased at a 1% premium. The Company purchased $5.0 million of its outstanding bonds on August 25, 2006 and immediately retired them. The bonds were purchased at fair market value.

Inflation

The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods.

Critical Accounting Policies

There have been no material changes to the critical accounting policies since December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At September 29, 2006, principal exposed to interest rate risk was limited to $14.2 million in variable rate debt. The interest rates on the Company's various debt instruments range from 4.5% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. A 1% change in interest rates would have a $0.1 million impact on the Company's results of operations.

At September 29, 2006, approximately 13.6% of sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company also monitors its foreign currency exposure in each country and implements strategies to respond to changing economic and political environments. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to accurately estimate due to factors such as the inherent fluctuation of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

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

The identified material weaknesses in the Company's internal controls over financial reporting have resulted in insufficient controls relating to financial statement preparation and SEC reporting, inventory accounting, accounts payable cut-off, accrued expenses and segregation of duties. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD, LLP, the Audit Committee of the Board of Directors and the Company's Board of Directors. BKD, LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2005. The conclusions of Company management regarding the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, are covered in more detail in the following paragraph.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of September 29, 2006, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, while the Company has made some improvements, were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

In the first nine months of 2006, new accounting staff at the management level were added, others were reassigned, and the CFO became more familiar with the Company, its finances and accounting needs. The Company's management believes, however, that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group, and the Company believes that the process of preparing this Quarterly Report on Form 10-Q and the related review of the Company's financial statements for the periods ended September 29, 2006 and September 30, 2005 has resulted in a significant improvement in the finance and accounting staff's familiarity with the accounting and financial treatment of the issues identified above. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

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

Date: November 13, 2006

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

Date: November 13, 2006

/s/ William Branch
Chief Executive Officer and Chairman of the Board

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

Date: November 13, 2006

/s/ John Henderson
Chief Financial Officer

Exhibit 32.1

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-Q of The GSI Group, Inc., a Delaware corporation (the "Company"), for the quarter ended September 29, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, William Branch, as Interim Chief Executive Officer of the Company and Chairman of the Board, and John Henderson, as Chief Financial Officer of the Company, hereby certify that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2006

/s/ WILLIAM BRANCH
William Branch
Chief Executive Officer and Chairman of the Board

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

INDEX TO EXHIBITS

<BTB>
Exhibit
No.	Document Description
3.1*	Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997.

3.2*	By-Laws of The GSI Group, Inc, as adopted on September 4, 2001.

31.1	Certification of Chief Executive Officer and Chairman of the Board.

31.2	Certification of Chief Financial Officer.

32.1	Section 906 Certification.



*	Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission pursuant to the Securities Act of 1933, as amended.