Form 10-K
period 2006-12-31
GSI GROUP INC
filed 2007-03-27
CIK 1050925

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes ( ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ( ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ( )   Accelerated Filer ( )      Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ( ) No (X)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business date of the registrant’s most recently completed second fiscal quarter: $0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of March 27, 2007 (all of which are held by an affiliate of the registrant).

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: None

PART I

ITEM 1. BUSINESS.

General

The GSI Group, Inc. (the Company) is a major worldwide manufacturer of a wide range agricultural equipment. The Company believes that it is the largest global manufacturer of grain storage systems and one of the largest global providers of protein production equipment to swine and poultry producers. The Company markets its agricultural equipment primarily under its GSI®, DMC™, FFI™, Zimmerman™, AP™, Cumberland® and Agromarau brand names in approximately 75 countries through a network of over 1,000  independent dealers, with whom the Company generally has long-term relationships. The Company's leading market position in the industry reflects both the strong, long-term relationships it has developed with its customers as well as the breadth, quality and reliability of its products.

Through the Company's distribution network of independent dealers, the Company markets and sells a broad range of fully integrated grain storage, conditioning and handling products to farm operators and commercial businesses, such as the Archer-Daniels-Midland Company (ADM) and Cargill, Inc. The end users of the Company's equipment operate grain farms, feed mills, grain elevators, port storage facilities and commercial grain processing facilities.

The Company markets and sells its feeding and ventilation systems to protein (swine and poultry) producers, who purchase equipment through the Company's distribution network of independent dealers. The Company also markets its products to large integrators, such as Pilgrim's Pride Corporation, Tyson Foods, Inc. and Smithfield Foods, Inc., who purchase swine and poultry from growers pursuant to contracts that specify that particular agricultural equipment be used in the growing process.

The Company was originally incorporated in Delaware on April 30, 1964. The Company's principal executive office is located at 1004 East Illinois Street, Assumption, Illinois 62510 and its telephone number is (217) 226-4421.

Company Competitive Strengths

The Company believes that its competitive strengths include the following:

Leading Market Position. The Company believes that it is the largest global manufacturer of grain storage bins and related conditioning and handling systems and one of the largest manufacturers of equipment for the protein production industry, providing feed storage and delivery, watering and climate controls systems. The Company believes that it has achieved its leading market position due to the breadth, quality and reliability of its products, its commitment to customer service and the effectiveness of its distribution network of independent dealers.

The Company believes that it will benefit from the continued consolidation in the farm sector, which has led to long term robust growth in the demand for its grain products. The Company’s grain equipment business is also well-positioned to benefit from the increase in domestic ethanol production through direct sales to new ethanol plants as well as from significant increases in farm grain infrastructure in the geographic regions surrounding new ethanol facilities.

The Company believes that its protein business will be capitalizing on growth in global protein consumption and the increasing sophistication and industrialization of protein production methods required providing the safest swine and poultry products at the lowest possible cost.

Provider of Fully Integrated Systems with Strong Brand Names. The Company offers a broad range of integrated products and systems that permits customers to purchase all of their grain, swine and poultry production equipment needs through its distribution network of independent dealers. Through the Company's manufacturing expertise and experience, its GSI®, DMC™, FFI™, Zimmerman™, AP™ and Cumberland® brand names have achieved strong recognition in its markets. The Company designs its fully integrated systems to help its end-user customers achieve operational efficiencies and maximize operating results by lowering their total production costs and enhancing their productivity. The Company also believes that its dealers benefit from purchasing fully integrated systems due to the strong after-market support for its end-user customers, lower administrative and shipping costs and the efficiencies they gain from dealing with a single supplier.

Effective Global Distribution Network. The Company believes that it has developed a highly effective global distribution network consisting of over 1,000 independent dealers that market the Company's products in approximately 75 countries. To ensure a high level of customer service, the Company selects and trains its dealers. This approach to dealer selection and training has helped the Company to maintain a very low turnover rate within its dealer network, thereby providing its end-user customers with consistency and stability of equipment and system supply. As a result, over the last three fiscal years, no domestic dealer representing sales to the Company in excess of $1 million per year has discontinued sales of any of the Company's principal products in favor of those of a competitor. The Company's distribution network is also the principal supplier of repair parts to the end users of its products, which enables the Company to maintain strong ongoing relationships with its end-user customers and dealers. These relationships often result in long-term brand loyalty to the Company's products on the part of end-user customers, and create a steady base of recurring revenues for the Company. For example, within each of the Company's product lines (grain and protein), its 10 largest dealers have been purchasing the Company's equipment and systems for an average of 15 years.

  Highly Diversified Revenue Base. The Company is well diversified by product line, geography and customer base. The Company sells its products to customers in approximately 75 countries through a network of over 1,000 independent dealers. In each of the last three fiscal years, no single customer or product class represented more than 10% of the Company's sales.

Experienced Management Team. The Company is led by a management team with significant experience in the agricultural products industry. The Company's executive management team has an average of 25 years of industry and industry related experience, which the Company believes helps it to establish strong, credible customer relationships and identify and respond quickly to market opportunities.

Business Strategy

The Company is a major provider of agricultural equipment, and its objective is to continue to pursue profitable growth in its markets. The Company's business strategy includes the following principal elements:

Capitalize on Favorable Market Conditions and Trends. The Company intends to capitalize on the strong conditions and attractive market trends that exist in its industry. According to the United States Department of Agriculture (USDA) in 2007, net farm income is forecast to be $66.6 billion in 2007, up $6 billion from 2006 and $9 billion above its average for the previous 10 years. Market prices for corn, wheat, and soybeans are forecast to remain above 2006 levels. In addition, prices for sorghum and hay are projected to be higher in 2007 as higher prices for corn result in increased demand for these commodities as feed substitutes. The farm income forecast reflects an expected increase in the production of corn and declines in the production of soybeans and sorghum as high corn prices encourage farmers to switch production to corn. The value of livestock production is forecast to be $125.7 billion, up $3.1 billion from 2006. Government payments to farmers are expected to total $12.4 billion in 2007, down from the $16.3 billion paid out in 2006. In addition, the Company believes there are several trends that will continue to drive demand for its grain equipment. As described in more detail below under "Industry Overview," these trends include (i) conversion of domestic cropland from soybeans to corn which continues to result in an increase in the aggregate volume of bushels produced, (ii) growth in demand for corn driven primarily by an increase in ethanol production in the United States, (iii) growth in genetically modified grains, which have greater storage and handling needs and (iv) continued increases in domestic corn yields. Demand for the Company's products is also being driven by producers' increasing focus on the efficiency of their agricultural equipment and by the increased presence of protein (for example, poultry and pork) in the diets of consumers.

Leverage Extensive Global Distribution Network. The Company has developed a highly effective and established global distribution network, and it intends to continue to use its distribution network and strong brand names to deepen its relationships with existing customers as well as to attract new customers. Part of this strategy involves using its distribution network to introduce new products into the market. During 2006, the Company rationalized the independent dealer network to more cost effectively focus resources to enable sales growth.

Capitalize on Growth in International Markets. The Company believes that it has a strong market position in key international growth markets for grain and livestock equipment, such as Latin America, Asia and Eastern Europe. The Company intends to continue to leverage its worldwide brand name recognition, market positions and international distribution network to capture the growing demand for its products that exists in the international marketplace. The Company also believes that the economic growth occurring in its international markets will result in consumers devoting larger portions of their income to improved and higher-protein diets, stimulating demand for poultry and pork and, in turn, the Company's products.

Continue Development of Proprietary Product Innovations. The Company's research and development efforts focus on the development of new and technologically advanced products to respond to customer demands, changes in the marketplace and new technology. The Company works closely with its customers and utilizes the Company’s existing technology to improve existing products and develop new value-added products that improve end user productivity and provide a return on capital through energy efficiency. The Company intends to continue to actively develop product improvements and innovations to more effectively serve its customers.

Focus on Improving Profitability and Cash Flow Generation. Through the introduction of a lean enterprise philosophy, the Company is empowering employees to improve the operation of the business. The Company has actively pursued opportunities to increase manufacturing capacity and on-time delivery, reduce complexity in product development, optimize production planning and reduce material cost through supplier rationalization. The Company believes that significant opportunity exists to continue to enhance its profitability and capital efficiency by further applying lean enterprise techniques to its manufacturing operations.

Industry Overview

The Company operates in the broad agricultural equipment sector as a leading provider of (i) grain storage, conditioning, and handling equipment; and (ii) feeding, watering, and ventilation equipment for protein production. These products are sold to farmers, commercial storage operators, and large agricultural companies such as ADM, Cargill, and Perdue Farms. Most equipment manufacturers market their products through a network of dealers whose influence on the purchasing decision is often more important than manufacturer reputation, brand or price. Dealers are also the primary source of service and support for the products.

The grain equipment industry has benefited from long-term trends which the Company expects to continue for the foreseeable future. Since 1990, the average total volume of corn produced in the US has risen 2.2% annually driven almost entirely by increases in yield per acre. From 2003 to 2006, advances in crop genetics and improved farming techniques have increased the pace of yield growth at the same time that a changing economic relationship between corn and soybeans has increased the acreage of farm land planted with corn, driving annual average volume growth to 4.9%. This shift from soybeans to corn is particularly beneficial to the Company as an acre of land planted with corn generates three times the volume of grain versus an acre of soybeans. As well, corn generally requires more drying and handling infrastructure than soybeans.

Ongoing farm consolidation is a primary driver of industry growth. According to USDA data, over the past 20 years, the acreage of corn harvested by large farms (greater than 1,000 acres) has grown at a compound annual growth rate of 10.3%. This compares with an annual decline of 2.4% for farms with less than 500 planted acres. Management estimates that large farms use storage at up to four times the rate of small farms creating a multiplier effect as the number of acres managed by large farms increases. The powerful effect of the structural shift of acreage to the heaviest users of storage provides a very attractive base of organic growth. Driven by fundamental scale economies, farm consolidation is likely to continue for the foreseeable future. Owned by more financially sophisticated farmers, large farms utilize better technology, achieve higher yields, and have greater fixed cost leverage than small farms.

The increasing penetration of genetically modified organisms (GMO) is also driving the need for additional grain storage infrastructure.

Increasing commodity price volatility and the importance of storage on the grain market, increasing ethanol production, are drivers of demand for the grain storage.

New players in corn markets are driving unprecedented trading volume, higher prices and greater price volatility. Increased volatility in any commodity increases the importance of storage assets to capture price and time arbitrage opportunities. Basis (the difference in price between the local market and exchange-traded futures) has increased dramatically and carry opportunities are more prevalent than in the past. Large agricultural traders like Cargill and ADM and smaller farmers alike are increasingly focused on the opportunity to capture inefficiencies in the market through the futures "carrytrade" (selling grain forward and putting the asset into storage to arbitrage market opportunities).

Increase of ethanol production is expected to be an important driver of growth going forward. Ethanol demand has increased significantly over the past few years and is expected to continue during the next several years, driving significant growth for GSI products. As much of this demand is a result of minimum requirements mandated by the Federal Energy Policy Act, the likelihood of achieving this increased production level is high and relatively insensitive to the price of oil. There are approximately 78 ethanol plants currently under construction which are expected to increase annual US ethanol production by 5.9 billion gallons, requiring 1.7 billion bushels of corn per year. Management believes that the large increase in ethanol production over the next few years will result in a shift in overall corn demand and will likely buffer the historical price cyclicality.

The protein (swine and poultry) production systems are highly sophisticated in developing markets, demanding a very high level of operating performance from the equipment employed. End users look for durable, dependable products that are easy to use but above all products must be cost effective and offer a justifiable return-on-investment to producers.

Global consumption of pork and poultry is expected to increase consistently as per capita income increases and people around the world add protein to their diets. Accordingly, increased consumption has caused global pork and poultry production to grow at a compound annual growth rate of 3.5% from 1996 through 2006. In more developed countries, like the US, increasing awareness of the health benefits of protein has driven methods of producing healthier pork and poultry, many of which are more infrastructure intensive. Producing leaner pork requires growing leaner hogs and this in turn requires tighter environmental control of the animals’ living space. GSI’s heating, ventilation and monitoring systems allow producers precise environmental control while maximizing energy efficiency.

During the last ten years, the industry has seen a consolidation among the major protein producers. Animal feed costs in the US are currently at historical highs due to high corn and soybean prices, as grain used for feed accounts for over 60% of the total production cost of swine and poultry. High feed costs make farmers increasingly aware of waste in the production process. Additionally, heightened focus on food safety by governments and processors is placing stricter environmental regulations on animal waste disposal and requiring equipment used in production to meet specific quality standards. Investment in more sophisticated production equipment reduces waste and can help growers avoid environmental liabilities. The recent outbreaks of animal diseases such as Mad Cow Disease and Avian Bird Flu have reinforced the need to keep livestock as isolated as possible in order to quickly track and contain outbreaks. This awareness is speeding the replacement and modernization of protein equipment globally.

Products

The Company manufactures grain and protein equipment. The Company offers a broad range of products that permits customers to purchase their grain and protein production equipment needs from one supplier. The Company believes that its ability to offer integrated systems provides it with a competitive advantage by enabling its customers to purchase complete, integrated production systems from a single supplier who can offer high-quality installation and service.

Grain Product Line

Grain Storage Bins. The Company manufactures and markets a complete line of over 1,000 models of both flat and hopper bottomed grain storage bins with capacities of over 730,000 bushels. The Company markets its bins to both farm and commercial end users under its GSI® brand name. The Company's grain storage bins are manufactured using high-yield, high-tensile, galvanized steel and are assembled with high-strength, galvanized bolts and anchor brackets. The Company's grain storage bins offer efficient design enhancements, including patented walk-in doors and a roof design that provides specialized vents for increased efficiency, extruded lips for protection against leakage, large and accessible eave and peak openings for ease of access, and reinforced supportive bends to increase rigidity.

Grain Conditioning Equipment. To meet the need to dry grain for storage, the Company manufactures and markets a complete line of over 100 models of grain drying devices with capacities to dry up to 10,000 bushels per hour. The Company markets its grain drying equipment to both farm and commercial end users under its GSI®, DMC™, Zimmerman™ and FFI™ brand names. The Company's drying equipment, which includes fans, heaters, top dryers, stirring devices, portable dryers, stack dryers, tower dryers and process dryers, is manufactured using galvanized steel and high-grade electrical components and utilize patented control systems, which offer computerized control of all dryer functions from one panel.

Grain Handling Equipment. The Company manufactures and markets a complete line of grain handling equipment to complement its grain storage and drying product offerings. The Company markets its grain handling equipment, which includes bucket elevators, conveyors and augers, to both farm and commercial end users under its GSI® and Grain King® brand names. The Company's grain handling equipment can be easily integrated into the Company's systems and those of its competitors and enables the Company to offer a fully integrated product line to grain producers.

Protein Product Line

Feeding Systems. The Company manufactures its swine feeding products under its AP™ brand name. The Company custom designs a wide array of state-of-the-art feeding systems used in today's modern swine facilities. These include the popular Flex-Flo™ auger systems that are typically used to transport feed from the bulk feed storage tanks located outside of the buildings to the inside of the structure. Once inside it is moved either by additional Flex-Flo™ equipment or is transferred to the Company's versatile "Chain Disk System", which makes turns and changes in elevation much more easily. The feed is then delivered to the swine using a wide variety of ad lib feeders that are specifically designed to minimize feed waste by allowing a consistent setting to a predetermined level, provide the swine with a high degree of comfort and be user-friendly to the producer. The Company also manufactures and sells individual feed dispensers, which producers use at times to feed each animal an exact amount of feed daily. All of these systems are highly automated and are designed to address the continually changing, multifaceted production practices in the pork industry, such as "wean to finish" technology (where pigs are started on a feeder at a very young age, using special designs that allow them to feed without being injured) or "sorting technology" (where pigs are sorted by weight daily and fed in accordance with selective parameters).

The Company manufactures its poultry feeding systems under its Cumberland® brand name. The Company manufactures feeding systems that are custom tailored to both the general industry needs of different types of poultry producers and to the specialized needs of individual poultry producers. The Company's poultry feeding systems consist of a feed storage bin located outside the poultry house, a feed delivery system that delivers the feed from the feed storage bin into the house and an internal feed distribution system that delivers feed to the birds. The Company's poultry feed storage bins contain a number of patented features designed to maximize capacity, manage the quality of stored feed, prevent rain and condensation from entering feed storage bins and provide first-in, first-out material flow, thereby keeping feed fresh to help prevent spoilage, and blended to provide uniform quality rations. The Company's poultry feed delivery systems use non-corrosive plastic and galvanized steel parts specially engineered for durability and reliable operations and specialized tubing and auguring or chain components that allow feed to be conveyed up, down and around corners.

Ventilation Systems. The Company manufactures ventilation systems for swine buildings under its AP™ and Airstream® brand names. These systems consist of fans, heating and evaporative cooling systems, winches, inlets and other accessories (including computer based automated control devices) that regulate temperature and air flow. Proper ventilation systems perform a critical role in minimizing the grower's feed-to-meat conversion ratio because they reduce stress caused by extreme temperature fluctuation, allowing for higher-density production and facilitate optimum swine health through disease prevention. The Company's swine ventilation systems produce high levels of air output at low levels of power consumption, adapt to a wide array of specialty fans and other accessories, operate with little maintenance or cleaning and provide precision monitoring of environmental control. The Company further specializes in designs that work with the new emerging production practices as they are being developed by producers so that the designs are market-ready when these production practices gain more widespread market acceptance.

The Company manufactures ventilation systems for poultry producers under its Cumberland® and Airstream® brand names. Equipment utilized in such systems include fiberglass and galvanized fans, the Komfort Kooler evaporative cooling systems, manual and automated curtains, heating systems and automated controls for complete ventilation, cooling and heating management. The Company believes its poultry ventilation products are reliable and easy to assemble in the field, permit energy-efficient airflow management and are well-suited for international sales because they ship compactly and inexpensively and assemble with little hardware and few tools. Accurate bird weighing systems integrate with the environmental controls to give growers and integrators running averages of their flock weights.

Watering Systems. The Company manufactures nipple watering systems for poultry producers under its Cumberland® brand name. The ability of a bird to obtain water easily and rapidly is an essential factor in facilitating weight gain. The Company's poultry watering system consists of pipes that distribute water throughout the house to drinking units supported by winches, cables and other components, which units contain a regulator designed to provide different levels of water pressure according to demand. The Company's poultry watering systems are distinguished by their toggle action nipples, which transmit water from nipple to beak without causing undue stress on the bird or excess water to be splashed onto the floor. The Company's watering nipples are also designed to allow large water droplets to form on the cavity of the nipple, thereby attracting young birds to drink, which ultimately promotes weight gain.

Nesting Systems. The Company manufactures nesting systems for poultry producers under its Cumberland® brand name. These systems consist of mechanical nests and egg collection tables. The Company's nesting systems are manufactured using high-yield, high-tensile galvanized steel and are designed to promote comfort for nesting birds and efficiency for production personnel.

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

Product Distribution

The Company distributes its products primarily through a network of U.S. and international independent dealers who offer targeted geographic coverage in key grain and protein producing markets throughout the world. The Company's dealers sell products to grain, protein producers, agricultural companies and various other farm and commercial end users. The Company believes that its distribution network is one of the strongest in the industry, providing its customers with high levels of service. Since its inception, the Company has experienced a very low turnover rate among its dealers. The Company believes this has resulted in a reputation of consistency in its products and stability with its customers. The Company further believes that the high level of commitment its dealers have to the Company is evidenced by the fact that many of the Company's dealers choose not to sell products of the Company's competitors.

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

For information regarding the Company's sales by geographic region, see Note 12 “Regional Information” included in Item 8, Financial Statements and Supplementary Information.

Competition

The market for the Company's products is competitive. Domestically and internationally, the Company competes with a few large companies with broad product offerings, such as CTB, Inc., a Berkshire Hathaway company, and Big Dutchman International GmbH, as well as numerous small manufacturers of single product lines. Competition is based on product value, reputation, quality, design and price as well as customer service. The Company believes that its leading brand names, diversified high-quality product lines and strong distribution network enable it to compete effectively. The Company further believes that its ability to offer integrated systems to grain, swine and poultry producers, which significantly lowers their total production costs and enhances their productivity, provides it with a competitive advantage versus competitors that do not provide integrated systems.

New Product Development

The Company has a product development and design engineering staff, most of whom are located in Assumption, Illinois. Expenditures by the Company for product research and development were approximately $2.8 million, $3.5 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company expenses research and development as incurred.

Raw Materials

The primary raw materials used by the Company to manufacture its products are steel and polymer materials, including PVC pipe, polypropylene and polyethylene. The Company also purchases various component parts, such as motors, that are integrated into the Company's products. The Company is not dependent on any one of its suppliers. The Company purchases resin and steel based on market availability and cost. In addition, materials and components purchased by the Company are readily available from alternative suppliers. The Company has no long-term supply contracts for materials or components, except for steel.

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

Employees

As of December 31, 2006, the Company had 2,029 employees of whom 1,916 were full-time permanent. The Company's employees are not represented by a union. Management believes that its relationships with the Company's employees are good.

Backlog

Backlog is not a significant factor in the Company's business because most of the Company's products are delivered within seasonal requirements. The Company's backlog at December 31, 2006 was $78.7 million compared to $60.3 million at December 31, 2005. The significant increase in backlog from 2005 to 2006 is due primarily to increased orders for grain storage both domestically and internationally. The Company believes that the ending backlog will be filled during 2007.

ITEM 1A. RISK FACTORS.

Risks Related to the Company’s Business

Changing Demand for Farm Outputs.  Changing worldwide demand for food and the demand for different forms of bio-energy could have an effect on prices for farm commodities and consequently the demand for the Company’s agricultural equipment.

Economic Condition and Outlook.  General economic conditions can affect the demand for the Company’s equipment as well.  Negative economic conditions or a negative outlook, for example, can dampen demand for equipment.  Weakness in the overall farm economy can have a similar effect on agricultural equipment sales.

Cyclicality. Historically, the agricultural industry has been cyclical and subject to a variety of general economic, governmental and regulatory factors as well as weather conditions. Cyclicality of the agricultural industry could cause a decline in the Company’s financial condition and results of operations.

Governmental Actions.  The Company’s agricultural business is exposed to a variety of risks and uncertainties related to the action or inaction of governmental bodies.  The outcome of the global negotiations under the auspices of the World Trade Organization could have a material effect on the international flow of agricultural commodities which may result in a corresponding effect on the demand for agricultural equipment in many areas of the world.

In the United States, the 2007 Farm Bill may significantly affect prices for farm commodities, particularly corn, cotton and rice, and this in turn could affect farmers’ demand for the Company’s products and services.

The policies of the Brazilian government (including those related to exchange rates and commodity prices) could significantly change the dynamics of the agricultural economy in that country.

Environmental Regulations. While we believe we are in compliance in all material respects with environmental laws and regulations, we cannot ensure that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations, under present laws and regulations or those that may be adopted or imposed in the future.

Raw Material Costs.  Changes in the availability and price of raw materials (such as steel and resin) used in the production of the Company’s equipment could have an effect on its costs of production and, in turn, on the success of the business.

Risks to Global Operations. The company has operations in a number of countries outside the United States, exposing our business operations to certain political and economic risks inherent in operating in some countries. These risks include: changes in regulations; imposition of currency restrictions and other restraints; imposition of burdensome tariffs and quotas; national and international conflict, including terrorist acts; and economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

Currency Fluctuations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar or other currencies is substantial.

Concentration of production in Illinois. The Company produces approximately three quarters of its total production in facilities located in Central Illinois.    Some of the production equipment is specifically designed for Company product requirements.    A natural disaster (e.g., tornado) in this region could temporary limit production capabilities.  The Company has business disruption insurance, but an incident could result in seasonal production requirements being missed.

Material Weaknesses in Internal Controls. The Company has identified material weaknesses in its internal controls. If the Company fails to maintain an effective system of internal controls, the Company may not be able to accurately report its financial results, and its management may conclude that its internal controls are ineffective in their reports on the Company’s internal controls as required by the Sarbanes-Oxley Act for the year ending December 31, 2007.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2006, the Company identified material weaknesses in its internal control over accounting for inventory and segregation of duties.

For the fiscal year ended December 31, 2005, the Company identified material weaknesses in internal controls related to segregation of duties, accounting for inventory, consolidation of majority owned subsidiaries, certain subsidiaries’ functional currency, differences between U.S. and foreign GAAP, accounting for non-operating expenses, the treatment of repurchases and resales of debt securities, executive salary and board of director payment accrual methodology, the identification and treatment of workers’ compensation, the treatment of certain equity-based compensation arrangements and weaknesses in financial reporting processes. In addition, the Company determined that its control environment at December 31, 2005 and 2004 lacked certain controls related to the prevention of improper accounting entries.

The Company’s management has discussed these material weaknesses with our independent public accounting firm, BKD, LLP, which has issued a “material weakness” letter to the Company in connection with its audit of our financial results for the fiscal years ended December 31, 2006 and 2005. The presence of material weaknesses resulted in errors in the Company’s historical financial statements, which caused us to restate certain information in our financial statements for the years ended December 31, 2000, 2001, 2002, 2003, and 2004, and the quarter ended April 1, 2005.

The Company believes that substantial remediation measures are required in order to improve its internal controls related to the 2006 material weaknesses in its internal control over accounting for inventory and segregation of duties. The Company has begun to take steps to correct these internal control deficiencies. Any failure to implement new or improved controls, or difficulties encountered in their implementation, could adversely affect the Company’s operating results or cause it to fail to meet its reporting obligations. The Company cannot assure you that it will not identify further material weaknesses or significant deficiencies in its internal control in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 Not applicable.

ITEM 2. PROPERTIES.

The principal properties of the Company as of March 27, 2007, were as follows:

Location	Owned/Leased	Description of Property

Assumption, Illinois	Own	Manufacturing/Sales
Paris, Illinois	Own	Manufacturing/Assembly
Newton, Illinois	Own	Manufacturing/Assembly
Vandalia, Illinois	Own	Warehouse
Flora, Illinois	Own	Manufacturing/Assembly
Taylorville, Illinois	Lease	Manufacturing/Assembly
Clear Lake, Iowa	Own	Sales/Warehouse
Sioux City, Iowa	Lease	Sales/Warehouse
Marau, Brazil	Own	Manufacturing/Sales
Penang, Malaysia	Lease	Manufacturing/Sales/Warehouse
Queretero, Mexico	Lease	Sales/Warehouse
Honeydew, South Africa	Lease	Sales/Warehouse
Poznan, Poland	Lease	Sales/Warehouse
Shanghai, China	Lease	Sales/Warehouse

The corporate headquarters for the Company is located in Assumption, Illinois. The Company's owned facilities (other than its Brazil facility) are subject to mortgages held by Wachovia Capital Finance. The Company's leased facilities are leased through operating lease agreements with varying expiration dates. For information on operating leases, see Note 11 “Commitments and Contingencies” in Item 8, Financial Statements and Supplementary Data, included hereof. The Company believes that its facilities are suitable for their present and intended purposes and have adequate capacity for the Company's current levels of operation.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in various legal matters arising in the ordinary course of business which, in the opinion of management, are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holder of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is no established public trading market for any class of the Company's common stock. As of March 27, 2007, the Company had one holder of its common stock. See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Equity Compensation Plan Information for GSI Holdings Corp.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category
Equity Compensation plans approved by security holders	71,200	$104	28,800
Equity compensation plans not approved by security holders	--	--	--
Total	71,200	$104	28,800

Details of the equity compensation plan are discussed in Note 9, “Employee Benefit Plans” as included in Item 8, Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

Set forth below is certain selected historical consolidated financial data for the Company as of and for the years ended December 31, 2002, 2003, 2004, 2005, and 2006. The selected historical consolidated financial data is derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

	For the Year Ended December 31 (in thousands, except share data)
	2002	2003	2004	2005	2006
Statement of Operations Data:
Sales	$229,518	$236,868	$288,131	$344,144	$ 428,616
Cost of sales	188,560	188,778	223,691	267,108	335,073
Gross profit	40,958	48,090	64,440	77,036	93,543

Operating expenses	37,912	40,469	45,688	59,640	51,380
Operating income	3,046	7,621	18,752	17,396	42,163

Interest expense	(13,010)	(13,215)	(14,104)	(15,074)	(14,302)
Other income (expense)	(610)	256	(90)	964	(170)
Income (loss) before income taxes and minority interest	(10,574)	(5,338)	4,558	3,286	27,691

Provision (benefit) for income taxes	106	(995)	499	319	11,288
Minority interest in net income of subsidiary	(26)	(77)	(92)	(178)	(149)
Income (loss) from continuing operations	(10,706)	(4,420)	3,967	2,789	16,254

Discontinued Operations:
Gain from sale of discontinued operations	--	--	118	--	--
Gain from discontinued operations, net of tax	303	142	(93)	--	--
Net income (loss)	$ (10,403)	$ (4,278)	$ 3,992	$ 2,789	$ 16,254

Basic and Diluted Earnings Per Share Data:
Continuing operations	$ (6.03)	$ (2.49)	$ 3.04	$ 3.37	$ 19.66
Discontinued operations	0.17	0.08	0.02	--	--
Net income (loss)	$ (5.86)	$ (2.41)	$ 3.06	$ 3.37	$ 19.66

Balance Sheet Data :
Total Assets	$ 136,898	$ 129,131	$ 130,677	$ 227,648	$ 242,665
Long-term obligations	$ 139,735	$ 129,563	$ 133,963	$ 119,306	$ 109,444
Dividends per share	$ 1.01	$ 0.65	$ 1.24	$ 9.71	$ 0.0

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

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Item 8, Financial Statements and Supplementary Data, included herein.

Items Affecting Comparability

On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Inc. (GSI Holdings), a newly formed holding company owned primarily by an affiliate of Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings purchased for cash all of the issued and outstanding shares of the Company's common stock (the “Acquisition”). As a result of the Acquisition, the Company’s assets and liabilities were adjusted to their fair value as of the Acquisition date. Depreciation and amortization expenses are higher in successor accounting due to the fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. The financial statements for the twelve months ended December 31, 2005 include the following expenses related to purchase accounting: cost of goods sold includes non-cash purchase accounting charges related to inventory fair value adjustments of $5.3 million and operating expenses include $14.1 million of extraordinary items related to seller transaction expenses, transition expenses and stock compensation expenses. As detailed in Item 8, Financial Statements and Supplementary Data, Footnote 2, Summary of Significant Accounting Policies, Changes in Accounting Principles, reclassifications have been made to prior years in order to be comparable with 2006 reporting.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

In 2006, sales increased 24.5% or $84.5 million to $428.6 million in 2006 compared to $344.1 million in 2005. Grain equipment sales increased 35.0% in 2006 to $256.8 million as compared to $190.2 in 2005 due to higher volume from a strong winter and spring order program, higher farm commodity prices, and higher international sales. Protein equipment sales increased 11.6% to $171.8 million in 2006 compared to $154.0 million in 2005. Protein sales benefited from strong producer balance sheets and positive weather conditions early in the year. Feed prices increased in the second half of 2006 which slowed protein sales.

Gross profit increased to $93.5 million in 2006 from $77.0 million in 2005. The increase was primarily due to increased sales volume which was partially offset by increased cost of goods sold, due to higher volume including associated premium costs (e.g. overtime, outsourcing of components), material cost increases, unfavorable product mix and higher cost relative to international sales.

Operating expenses decreased 13.8% or $8.2 million to $51.4 million in 2006 from $59.6 million in 2005. General and administrative costs related to the 2005 change of ownership drove the decline in 2006 operating expenses which was partially offset by increases due to higher selling expenses related to higher sales volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and information systems expenses.

Operating income increased to $42.2 million in 2006 from $17.4 million in 2005. Operating income margins increased to 9.8% of sales in 2006 from 5.1% in 2005. Interest expense decreased $0.7 million due to repurchase of bonds. Net income increased to $16.3 million in 2006 from $2.8 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales increased 19.4% to $344.1 million in 2005 compared to $288.1 million in 2004. Grain equipment sales increased 7.5% in 2005 to $190.2 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Protein equipment sales increased 38.5% to $153.9 million. This includes a sales increase year over year of 49.5% in Swine and 30.5% in Poultry. The protein sales improvement was driven by improving market conditions, a domestic market share increase, and higher price realization.

Gross profit increased to $77.0 million in 2005 from $64.4 million in 2004. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by a one-time expense of non-cash fair value adjustments of $5.3 million. The 2005 results included $4.6 million of expense for workers compensation compared to $2.1 million in 2004. This increase in workers compensation expense, which was mainly non-cash, resulted substantially from a comparable year over year increase in the Company’s workers compensation reserve. This increase was driven by significantly higher cost estimates for 2005 claims compared to preceding years as a result of forecasted increases in medical and legal costs for unsettled claims and was based on market loss development factors estimated by a third party provider.

Operating expenses increased 27.6%, or $12.9 million, to $59.6 million in 2005 from $46.7 million in 2004. This increase in operating expenses was primarily the result of a $3.9 million year-over-year increase in stock-based compensation, seller transaction expenses of $4.0 million and transition expenses which includes consulting fees and management fees of $2.4 million. In total, approximately $14.1 million of our operating expenses recorded during 2005 were extraordinary and non-recurring in nature due to the Acquisition. As a percentage of sales, operating expenses increased to 17.3% in 2005 from 15.9% in 2004.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales increased 21.6% to $288.1 million in 2004 compared to $236.9 million in 2003. Grain equipment sales increased 26.6% in 2004 to $177.6 million primarily as a result of strong grain storage demand due to increased crop size, higher realized prices, and market share penetration of newer products such as grain transportation equipment. Strong sales of grain equipment in our Agromarau subsidiary also contributed to the increase. Protein equipment sales increased 14.1% to $111.3 million. This includes a sales increase year over year of 11.0% in Swine and 16.5% in Poultry. The protein sales improvement was driven by improving market conditions, a domestic market share increase, and higher price realization. In October 2004, we sold the assets of our Canadian subsidiary, which accounted for $0.6 million in 2004 sales as compared to $0.8 million in 2003 sales.

Gross profit increased to $64.4 million in 2004, or 22.4% of sales, from $48.1 million or 20.3% of sales in 2003. This increase was primarily due to increased volume, which allowed the company to leverage its fixed expenses and higher realized prices, but was mostly offset by higher material costs.

Operating expenses increased 12.8%, or $5.2 million, to $45.7 million in 2004 from $40.5 million in 2003. This increase in operating expenses was primarily the result of a $2.0 million year-over-year increase in stock-based compensation, a $7.2 million increase in expenses associated with the simultaneous purchase and sale of FarmPRO in December 2004, offset in part by $1.8 million in lower litigation and other expenses in 2004 relating to a dispute with the Yemen Company for Industrial Investment and cost reduction initiatives. As a percentage of sales, operating expenses decreased to 15.9% in 2004 from 17.1% in 2003.

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

The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of December 31, 2006, the Company had $59.5 million of working capital, an increase of $8.0 million as compared to its working capital as of December 31, 2005. This increase in working capital was due largely to an increase in accounts receivable and inventories, partially offset by an increase in accrued payroll and accounts payable.

Operating activities generated $23.5 million, $18.5 million, and $9.9 million of cash in 2006, 2005 and 2004, respectively. The increase in cash flow from operating activities from 2005 to 2006 of $4.9 million was primarily the result of an increase in net income partially offset by an increase in working capital requirements.

The Company's capital expenditures totaled $11.8 million, $6.0 million, and $6.3 million in 2006, 2005 and 2004, respectively. Capital expenditures have primarily been for machinery and equipment and the improvement of facilities. Investments were made to increase production capacity and improve critical manufacturing processes.

Cash used in financing activities in 2006 consisted primarily of payments of $13.1 million on long term debt and purchase of the minority interest in the Brazilian subsidiary of $2.9 million. Cash used in financing activities in 2005 consisted primarily of $5.0 million payment of shareholder loans, $98.8 million payments of long-term debt (including the 10-1/4% bonds), $25.8 million payments under the Credit Facility and $8.0 million dividend for taxes offset by the issuance of $110.0 million of long-term debt (12% bonds) and $15.3 million infusion of capital. Cash used in financing activities in 2004 consisted primarily of $14.6 million of treasury stock purchases, a $2.3 million payment of shareholder loans, a $1.6 million dividend for taxes offset by $2.9 million of borrowing under the Credit Facility and a $7.1 million shareholder loan.

When the Company became a direct, wholly owned subsidiary of GSI Holdings on May 17, 2005, the costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56.3 million, issuance of $110.0 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60.0 million revolving credit facility.

The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholder, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with a fixed charge coverage ratio if a “trigger event” has occurred. The Company's credit facility also contains various events of default, including defaults relating to payments, breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, defaults on other indebtedness, certain liens and encumbrances on assets and certain changes of control of the Company. Borrowings under the credit facility are secured by substantially all of the Company's assets.

As of December 31, 2006 the Company had $11.8 million of revolving loans outstanding and $5.8 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $33.7 million.

Contractual Obligations (in thousands):
	Total	2007	2008-2010	2011-2013	Thereafter

Long Term Debt Obligations (a)	$109,707	$ 263	$ 11,844	$ 97,600	--
Operating Lease Obligations (b)	7,108	1,949	2,996	1,081	1,082
Other Long Term Liabilities (c)	404	--	--	--	404

Total	$117,219	$2,212	$14,840	$98,681	$ 1,486

(a)	Including principal payments due on debt. For additional information, see Note 8 "Long-Term Debt" in Item 8, Financial Statements and Supplementary Data
(b)	For U.S. operations only. Lease obligations of foreign subsidiaries are not material and therefore not included. For additional information, see Note 12 "Commitments and Contingencies".
(c)
Includes Deferred Tax Liability of $404 as reflected as a long-term liability on the Consolidated Balance Sheet as of December 31, 2006, included herein in Item 8, Financial Statements and Supplementary Data.

Inflation

The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods. As a significant portion of the cost of goods sold is based on commodity costs, the Company practice is to modify its price structure for these economic movements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 “Summary of Significant Accounting Polices” in Item 8, Financial Statements and Supplementary Data describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts and sales returns, inventory allowances, warranty costs, self-insurance, investment impairments, goodwill impairments, contingencies, restructuring costs and other special charges, equity based compensation expense and taxes. Actual results could differ materially from these estimates.

New Accounting Pronouncements

In September 2006 the FASB issued FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective as of the end of the fiscal year ending after June 15, 2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In September 2006 the FASB issued FAS 157 “Fair Value Measurements” effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In June 2006 the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this statement on the results of operations or financial position.

In March 2006 the FASB issued FAS 156 “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140” effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In February 2006 the FASB issued FAS 155 “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140” effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on the results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At December 31, 2006, principal exposed to interest rate risk was limited to $12.1 million in variable rate debt. The interest rates on the Company's various debt instruments range from 0.0% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. By this measure, a change in the interest rate of 1% would change the Company's earnings by $0.1 million.

At December 31, 2006, approximately 15.2% of the Company's sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to estimate due to factors such as the inherent fluctuations of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Audit Committee and Board of Directors
The GSI Group, Inc.
Assumption, Illinois

We have audited the accompanying consolidated balance sheet of The GSI Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2004 and the periods May 17, 2005 through December 31, 2005 and January 1, 2005 through May 16, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain foreign, wholly owned or majority owned subsidiaries, which statements reflect total assets of $37.7 million and $34.7 million as of December 31, 2006 and 2005, respectively and total revenue of $63.7 million, $35.0 million, $53.0 million and $16.8 million for the years ended December 31, 2006 and 2004 and the periods May 17, 2005 through December 31, 2005 and January 1, 2005 through May 16, 2005, respectively. Those statements were audited by other accountants whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the certain foreign, wholly owned or majority owned subsidiaries, is based solely on the reports of other accountants.

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

Audit Committee and Board of Directors
The GSI Group, Inc.
Page 2.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2004 and the periods May 17, 2005 through December 31, 2005 and January 1, 2005 through May 16, 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2 and 9, respectively, the Company changed its method of accounting for distribution costs and share-based payments in 2006.

/s/ BKD, LLP

St. Louis, Missouri
March 23, 2007

Report of Independent Registered Public Accounting Firm

1. We have audited the accompanying balance sheets of Agromarau Indústria e Comércio Ltda. as of December 31, 2006 and 2005, and the related statements of income, changes in shareholders' equity and cash flows for the three years in the period ended December 2006, all expressed in Brazilian reais. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agromarau Indústria e Comércio Ltda. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting practices adopted in Brazil.

Rokembach & Cia. Auditores

January 18, 2007.

Porto Alegre, Rio Grande do Sul - Brazil

THE GSI GROUP, INC.

Standard Accountants’ Opinion

Company Name: GSI Cumberland de Mexico, S. de R. L. de C. V. and subsidiary:

As required in your audit instructions, we have audited the consolidated balance sheet of GSI Cumberland de Mexico, S. de R.L. de C.V. and subsidiary as of December 31, 2006, and the related consolidated statements of income, of changes in stockholders’ equity and changes in financial position in Mexican pesos for the period then ended. Copies of these financial statements are attached. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSI Cumberland de Mexico, S. de R.L. de C.V. and subsidiary as of December 31, 2006, the results of their operations and the changes in their financial position in Mexican pesos for the period then ended, in conformity with Mexican Standards of Financial Information.

This report is intended solely for your use in connection with the audit of the consolidated financial statements of GSI Group, Inc.

February 13, 2007

CPA, Ignacio de la Vega Rubio

REPORT OF THE AUDITORS TO THE DIRECTORS OF
THE GSI ASIA GROUP SDN. BHD.
(Company No. 392746 V)
(Incorporated in Malaysia)

1. We have audited the balance sheets of The GSI Asia Group Sdn. Bhd. and its subsidiary company, C.A.A Poultry Equipment Sales and Services Sdn. Bhd. (“The Group”) as of 31 December 2006, and the related income statements, statements of changes in equity and cash flows for the financial year ended 31 December 2006. The financial statements referred to above are the responsibility of the Company’s directors. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The relevant standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements which have been prepared by the Directors in accordance with the MASB Approved Accounting Standards in Malaysia for Private Entities. An audit also includes assessing the accounting principles used and significant estimates made by the Directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

2. These financial statements have been prepared to be used solely in connection with the preparation of the consolidated financial statements of The GSI Group, Inc. as at 31 December 2006. Our audit opinion is intended for the purpose and benefit to the Directors of The GSI Asia Group Sdn. Bhd.. The audit has not been planned or conducted in contemplation of reliance by any third party or with respect to any specific transaction. Therefore, items of possible interest to a third party have not been specifically addressed and matters may exist that would be assessed differently by a third party, possibly in connection with a specific transaction.

3. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group as at 31 December 2006, and the results and cash flows of its operations for the financial year ended 31 December 2006, in accordance with the MASB Approved Accounting Standards in Malaysia for Private Entities as set out in Note 2 to the financial statements.

PricewaterhouseCoopers
[AF: 1146]
Chartered Accountants

Penang

29 January 2007

REPORT OF THE AUDITORS TO THE DIRECTORS OF
THE GSI ASIA GROUP SDN. BHD.
(Company No. 392746 V)
(Incorporated in Malaysia)

1. We have audited the financial statements of The GSI Asia Group Sdn. Bhd. for the financial year ended 31 December 2005 in accordance with our terms of engagement dated 12 December 2005. These financial statements, set out on pages 3 to 25 are the responsibility of the Company’s directors. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The relevant standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these financial statements which have been prepared by the Directors in accordance with the accounting policies normally adopted by the Company. An audit also includes assessing the accounting principles used and significant estimates made by the Directors, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

REPORT OF THE INDEPENDENT AUDITORS

TO THE SHAREHOLDER OF
THE GSI GROUP AFRICA (PROPRIETARY) LIMITED

We have audited the accompanying balance sheet of The GSI Group Africa (Pty) Ltd as of December 31, 2006 and the related statement of income, stockholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The GSI Group Africa (Pty) Ltd as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with South African Statements of Generally Accepted Accounting Practice, and in the manner required by the Companies Act in South Africa.

Without qualifying our opinion above we draw attention to the fact that the liabilities of the company exceed its assets. The holding company, The GSI Group, Inc., has issued a letter of continued financial support to The GSI Group Africa (Pty) Ltd. Refer to note 15 of the financial statements.

Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No. 2 - “An Audit of Internal Control Over Financial Reporting, Conducted in Conjunction With An Audit of Financial Statements”

The detailed income statement set out on pages 18 to 19 does not form part of the annual financial statements and is presented as additional information. We have not audited this detailed income statement and accordingly we do not express an opinion on it.

PricewaterhouseCoopers Inc.
Director: J Prinsloo
Registered Auditor
Pretoria
23 March 2007

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

Public Company Accounting Oversight Board (United States)
Without qualifying our opinion above we draw attention to the fact that the audit was not conducted in accordance with PCAOB Auditing Standard No. 2 - “An Audit of Internal Control Over Financial Reporting, Conducted in Conjunction With An Audit of Financial Statements”

Detailed income statement
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

THE GSI GROUP, INC.
CONSOLIDATED BALANCE SHEETS
At December 31, 2006 and 2005
(In thousands)

Assets	2006	2005
Current Assets:
Cash and cash equivalents	$ 3,467	$ 2,522
Receivables, net	42,553	35,801
Inventories, net	51,332	46,746
Prepaids	3,069	2,961
Income tax receivable	4,161	1,499
Deferred taxes	6,971	4,645
Other Current Assets	2,456	3,165
Total current assets	114,009	97,339

Property, Plant and Equipment, net	40,298	33,933

Other Assets:
Goodwill	36,730	39,162
Other intangible assets, net	47,497	51,684
Deferred financing costs, net	3,921	5,105
Deferred taxes, net	--	323
Other	210	102
Total other assets	88,358	96,376
Total assets	$ 242,665	$ 227,648

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 23,334	$ 20,989
Payroll and payroll related expenses	9,814	6,683
Accrued warranty	2,480	2,335
Accrued interest	1,625	1,722
Workers compensation	4,450	4,539
Other accrued expenses	4,391	3,449
Customer deposits	8,185	5,256
Current maturities of long-term debt	263	876
Total current liabilities	$ 54,542	$ 45,849

Long-Term Debt, less current maturities	109,444	119,306
Deferred taxes, net	404	--
minority interest	--	2,654

Stockholders' Equity :
Common stock, $.01 par value, voting (authorized 6,900,000 shares;
issued 6,633,652 shares; outstanding 626,948 shares)	66	66
Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares;
issued 1,059,316 shares; outstanding 200,000 shares)	11	11
Additional paid-in capital	98,114	97,822
Accumulated other comprehensive income	2,652	762
Retained earnings	18,991	2,737
Treasury stock, at cost, voting (6,006,704 shares)	(41,550)	(41,550)
Treasury stock, at cost, nonvoting (859,316 shares)	(9)	(9)
Total stockholders' equity	78,275	59,839
Total liabilities and stockholders' equity	$ 242,665	$ 227,648
The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

	Successor		Predecessor
	Jan 1-Dec 31	May 17-Dec 31	Jan 1- May 16	Jan 1-Dec 31
	2006	2005	2005	2004

Sales	$428,616	$229,509	$114,635	$288,131

Cost of sales	333,783	180,066	86,323	220,822
Warranty expense	1,290	1,238	(519)	2,869
Total cost of sales	335,073	181,304	85,804	223,691

Gross profit	93,543	48,205	28,831	64,440

Selling, general and administrative expenses	47,093	30,449	22,978	37,887
FarmPRO loss	--	--	--	7,152
Amortization expense	4,287	6,047	166	649
Total operating expenses	51,380	36,496	23,144	45,688

Operating income	42,163	11,709	5,687	18,752

Other income (expense):
Interest expense	(14,302)	(9,836)	(5,238)	(14,104)
Interest income	550	316	134	446
Foreign currency transaction gain (loss)	--	--	--	(146)
Other, net	(720)	(59)	573	(390)

Income (loss) from continuing operations before income taxes and minority interest	27,691	2,130	1,156	4,558

Income tax provision (benefit)	11,288	(796)	1,115	499
Minority interest in net income from subsidiary	(149)	(73)	(105)	(92)
Income (loss) from continuing operations	16,254	2,853	(64)	3,967

Discontinued operations:
Gain from sale of discontinued operations	--	--	--	118
Gain (loss) from discontinued operations, net of income taxes	--	--	--	(93)

Net income (loss)	$16,254	$2,853	$(64)	$ 3,992

Basic and diluted earnings (loss) per share	$19.66	$3.45	$(0.08)	$ 3.06

Weighted average common shares outstanding	826,948	826,948	826,948	1,304,870

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share data)
				Accumulated
		Additional		Other
	Common	Paid-In	Treasury	Comprehensive	Retained	Total
	Stock	Capital	Stock	Income (Loss)	Earnings	Equity
Predecessor:
Balance, December 31, 2003	$77	$3,521	($26,959)	($11,584)	($3,365)	($38,310)
Net income					$3,992	$3,992
Other Comprehensive Income				$1,460		$1,460
Total comprehensive income						$5,452
Stock based compensation		$2,241				$2,241
Purchase of treasury stock (948,052 shares)			($14,600)			($14,600)
Dividends					($1,618)	($1,618)
Balance, December 31, 2004	$77	$5,762	($41,559)	($10,124)	($991)	($46,835)

Net income (loss)					($64)	($64)
Other comprehensive income				$536		$536
Total comprehensive income						$472
Stock based compensation		$2,841				$2,841
Dividends					($7,913)	($7,913)
Balance, May 16, 2005	$77	$8,603	($41,559)	($9,588)	($8,968)	($51,435)

Successor:
Change in equity due to Acquisition		$89,219		$9,588	$8,968	$107,775
Net income					$2,853	$2,853
Other comprehensive income				$762		$762
Total comprehensive income						$3,615
Dividends					($116)	($116)
Balance, December 31, 2005	$77	$97,822	($41,559)	$762	$2,737	$59,839

Net income					$16,254	$16,254
Other comprehensive income				$1,890		$1,890
Total comprehensive income						$18,144
Reduction of purchase price		($2,096)				($2,096)
Contribution of capital		$2,096				$2,096
Stock option based award		$292				$292
Balance, December 31, 2006	$77	$98,114	($41,559)	$2,652	$18,991	$78,275

The accompanying notes to consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)
	Successor		Predecessor
		May 17-Dec 31	Jan 1- May16
	2006	2005	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$16,254	$2,853	$ (64)	$3,992
Adjustments to reconcile net income (loss) to cash provided
by operating activities:
Depreciation and amortization	10,554	9,013	2,070	5,303
Amortization of deferred financing costs	675	466	494	916
Loss (gain) on sale of assets	(43)	(23)	(84)	452
Deferred taxes	(1,599)	(3,590)	(69)	(244)
Minority interest in subsidiary	70	404	884	625
Loss on bond repurchase	933	--	--	--
Stock-based compensation	292	--	2,841	2,241
Changes in:
Accounts receivable, net	(6,752)	243	(11,388)	2,427
Other current assets, net	(1,762)	(5,879)	5,160	445
Inventories, net	(4,586)	14,164	(6,968)	(6,268)
Accounts payable	2,345	(1,028)	5,388	(510)
Payroll and other accrued expenses	4,033	2,301	3,130	2,334
Customer deposits	2,929	(385)	(1,449)	(1,785)
Net cash flows provided by (used in) operating activities	23,343	18,539	(55)	9,928

Cash Flows From Investing Activities:
Capital expenditures	(11,766)	(3,958)	(2,046)	(6,322)
Proceeds from sale of assets	178	83	268	1,657
Other	(108)	1,052	(48)	13
Net cash flows provided by (used in) investing activities	(11,696)	(2,823)	(1,826)	(4,652)

Cash Flows From Financing Activities:
Payments on stockholder loans	--	(5,012)	--	(2,295)
Proceeds from stockholder loans	--	--	12	7,146
Proceeds from issuance of long-term debt	--	110,000	--	1,850
Payments on debt	(13,113)	(144,160)	(90)	--
Net borrowings under line-of-credit agreement	2,214	9,832	10,369	2,881
Deferred financing costs	--	(3,108)	(407)	--
Contributed capital	2,096	15,326	--	--
Purchase of treasury stock	--	--	--	(14,600)
Purchase of minority interest	(2,825)	--	--	--
Dividends	--	(116)	(7,913)	(1,619)
Other	986	1,511	50	169
Net cash flows provided by (used in) financing activities	(10,642)	(15,727)	2,021	(6,468)

Effect of Exchange Rate Changes on Cash	(60)	96	(7)	57

Change in Cash and Cash Equivalents	945	85	$ 133	$(1,135)
Cash and Cash Equivalents, beginning of year	2,522	2,437	2,304	3,439
Cash and Cash Equivalents, end of year	$3,467	$2,522	$ 2,437	$ 2,304
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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying financial statements reflect the consolidated results of the Company. All inter-company transactions and balances have been eliminated. The Company records income or loss on the sales to its foreign subsidiaries. That income or loss is not recognized until the inventory is sold by the subsidiary.

The Company's subsidiaries are as follows:

Company Name	Location

The GSI Asia Group Sdn.Bhd	Malaysia
GSI Cumberland C.A.A.	Malaysia
The GSI Group Africa (Proprietary) Limited	South Africa
The GSI Group (Europe) sp. Z o.o	Poland
GSI Cumberland de Mexico, S. de R.L. de C.V.	Mexico
Agromarau Industria E Comercio Ltda.	Brazil
The GSI Group (Shanghai) Co., Ltd.	China
The GSI Agricultural Equipments (Shanghai) Co., Ltd	China

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

Presentation of Financial Statements

The accompanying financial statements are presented including two different basis of accounting: “Predecessor” and “Successor”. This presentation reflects the change in ownership of the company as of May 16, 2005. Additional information about the ownership change is reflected in Note 14, “Business Combinations.”

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

Changes in Accounting Principles

During 2006 the Company changed the classification of certain distribution costs. Under Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” the reclassifications are reported by retrospective application, including all interim-period results as detailed in Note 16, “Unaudited Quarterly Information.” The Company believes that as these reclassifications better reflect the nature of the expenses for the Company, the reclassifications are preferable. Upon discussion with our external auditors, they concur with the Company’s conclusion that the reclassifications are preferable, and the appropriate letter from the external auditors has been filed with the Securities and Exchange Commission. There was no effect on income from continuing operations or net income for 2006, 2005 or 2004. The amount reclassified from Selling, General and Administrative to Cost of Sales was $4,064, $3,669, and $3,194 for each of the years 2006, 2005, and 2004, respectively, in thousands.

Thirteen Week Fiscal Periods

During the years ended 2006, 2005 and 2004 the Company used thirteen-week fiscal quarter periods for operational and financial reporting purposes. In 2007 the Company plans to use calendar month end periods for financial reporting. The Company's fiscal year-end will continue to be December 31.

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

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of the items. The carrying amount of the Company's line of credit, notes, bonds, and other payables, approximate their fair values either due to their short term nature, the variable rates associated with these debt instruments or based on current rates offered to the Company for debt with similar characteristics.

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

Inventories

Inventories are stated at the lower of cost or market, net of reserve for obsolete or slow moving inventory. Cost includes the cost of materials, labor and factory overhead. The cost of all domestic and international inventory was determined using the “first-in-first-out" ("FIFO") method. As of December 31, 2006, the Company's policy for reserving for obsolete or slow moving inventory was to accrue reserves in the amount of the excess of amounts on hand over an estimated 36 month usage, unless such excess amounts relate to newly introduced SKUs (stocked items) for which the Company has no long term sales history, in which case no reserve is applied.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of property, plant and equipment acquired as part of a business acquisition represents the estimated fair value of such assets at the acquisition date. Depreciation for book purposes is expensed using the straight-line method over the following estimated useful lives:

Estimated Useful Lives:	Years

Building and Improvements	10-25
Machinery and Equipment	3-10
Office Equipment and Furniture	3-10

Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Intangible Assets

Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. Other intangibles related to trade names, product technology, non-competes and customer relationships are amortized on a straight line basis.

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

Shipping and Handling Fees

Shipping and handling costs of $15.0 million, $11.1 million, and $9.5 million for 2006, 2005, and 2004 respectively, are included in cost of goods sold.

Product Warranties

The Company provides limited warranties on certain products, for periods up to 1 year. The Company records an accrued liability and expense for estimated future warranty claims based upon historical experience and management's estimate of the level of future claims. Changes in the estimated amounts recognized in prior years are recorded as an adjustment to the accrued liability and expense in the current year.

Translation of Foreign Currency

The Company translates the financial statements of its foreign subsidiaries in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The Company's foreign operations are reported in the local currency and translated to U.S. dollars, with the exception of Mexico, whose functional currency is the U.S. dollar. The balance sheets of the Company's foreign operations are translated at the exchange rate in effect at the end of the periods presented. The revenues and expenses of the Company's foreign operations are translated at the average rates in effect during the period. For locations where the U.S. dollar is not the functional currency, exchange losses resulting from translations for the years ended December 31, 2006, 2005 and 2004 have been recorded in the accompanying Consolidated Statements of Stockholders' Equity (Deficit). For Mexico, exchange losses from translations for the years ended December 31, 2006, 2005 and 2004 have been recorded in the accompanying Consolidated Statements of Operations.

Research and Development

Costs associated with research and development are expensed as incurred. Such costs incurred were $2.8 million, $3.9 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included as part of Selling, General and Administrative Expenses in the Consolidated Statements of Operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes.” This approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The Company is in the process of determining the impact of FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109”, which will be adopted in the first quarter of 2007.

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

Self Insurance

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability. Costs resulting are charged to income when incurred. The Company has reserves of $6.2 million, $6.1 million, and $3.3 million at December 31, 2006, 2005 and 2004, respectively.

Stock Based Compensation Plan

The Company is party to stock based employee compensation plans which is described more fully in Note 9, “Employee Benefit Plans.” The Company accounted for stock based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in 2004 and 2005. For the fiscal year ended December 31, 2006 the Company adopted FAS 123R, Share-Based Payment, under the provisions for nonpublic companies per the definition in the standard.

3. Trade Receivables Allowance

The following summarizes trade receivables allowance activity for the years ended December 31, 2004, 2005 and 2006 (in thousands):

Amount
Balance, December 31, 2003.	$ 2,729
Increase to operating expense	904
Charge to allowance	(231)
Balance, December 31, 2004	3,402
Increase to operating expense	825
Charge to allowance.	(2,281)
Balance, December 31, 2005	1,946
Increase to operating expense	1,674
Charge to allowance	(509)
Balance, December 21, 2006	$ 3,111

4. Business Segment

Under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” ("SFAS 131"), the Company has no separately reportable segments. Per the disclosure requirements of SFAS 131, the Company reports sales by each group of product lines. In 2005 and 2004, the groups included grain, poultry and swine. During 2006, the Company integrated poultry and swine into one product line, protein, due to the similar economic characteristics, including: distribution channels, production processes, types of customers and nature of product offerings. Amounts for the years ended December 31, 2006, 2005 and 2004 are as shown in the table below (in thousands):

For the year ended December 31,
	2006	2005	2004
Grain product line	$ 256,817	$ 190,188	$ 177,622
Protein product line	171,799	153,956	111,157
Discontinued operations	--	--	(648)
Sales	$ 428,616	$ 344,144	$ 288,131

For the years ended December 31, 2006, 2005 and 2004, sales in Brazil were $38.1 million, $40.1 million, and $28.9 million, respectively. Net income in Brazil was $1.5 million, $1.2 million, and $1.3 million in 2006, 2005 and 2004, respectively. Long-lived assets in Brazil were $6.7 million, $5.8 million and $4.3 million at December 31, 2006, 2005 and 2004, respectively.

5.  Risks and Uncertainties

International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact the Company's international operations. Net assets of the Company’s international operations totaling $39.1 million and $37.8 million are included in the Company’s consolidated balance sheet at December 31, 2006 and 2005, respectively.

6. Detail of Certain Assets and Liabilities
	2006	2005
	(In thousands)
Receivables
Trade receivables	$ 45,664	$ 37,747
Allowance for doubtful accounts	(3,111)	(1,946)
Total	$ 42,553	$ 35,801

Inventories
Raw materials	$ 23,129	$ 16,039
Work-in-process	9,777	8,758
Finished goods	18,426	21,949
Total	$ 51,332	$ 46,746

Property, Plant and Equipment
Land	$ 658	$ 594
Buildings and improvements	14,911	12,817
Machinery and equipment	32,943	24,279
Office equipment and furniture	3,719	2,523
Construction-in-progress	1,722	868
	53,953	41,081
Accumulated depreciation	(13,655)	(7,148)
Property, plant and equipment, net	$ 40,298	$ 33,933

Intangible Assets
	Goodwill-beginning balance	$ 39,162	$ 10,264
	Purchase price adjustment	(2,432)	28,898
	Goodwill-ending balance	$ 36,730	$ 39,162

	Non-compete agreements	$ 2,985	$ 2,890
	Technology	5,700	5,700
	Trade names	14,300	14,300
	Customer relations	31,400	31,400
	Backlog	3,490	3,490
		57,875	57,780
	Accumulated amortization	(10,378)	(6,096)
	Total	$ 47,497	$ 51,684
Deferred Financing Costs
	Deferred financing costs	$ 5,060	$ 5,570
	Accumulated amortization	(1,139)	(465)
	Total	$ 3,921	$ 5,105

Accrued Warranty
	Beginning reserve	$ 2,335	$ 2,764
	Increase to expense	1,290	1,087
	Charge to reserve	(1,145)	(1, 516)
	Ending reserve	$ 2,480	$ 2,335

Amortization of non-compete agreements, patents and other intangible assets are as follows:

Future Amortization: (in thousands):

2007	$ 4,262
2008	4,255
2009	4,211
2010	4,211
2011	4,211
Total	$21,150

7. Supplemental Cash Flow Information

The Company paid approximately $13.4 million, $13.0 million, and $12.6 million in interest during the years ended December 31, 2006, 2005 and 2004, respectively. The Company paid income taxes of $14.7 million, $5.5 million, and $31 thousand during the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, there were non-cash transactions related to 2005 purchase accounting amounting to: goodwill of ($2.795) million, $0.4 million property, plant and equipment, and $0.3 receivables.

8. Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005

Wachovia Capital Finance revolving line of credit	$11,821	$ 9,202
12% senior subordinated notes payable, principal due May 2013, interest payable
semi-annually each May 15 and November 15	97,600	110,000
CNH Capital Financing, 0%, 5 year financing agreement, final payment due 03/30 /2010	19	--
Brazil note, secured by equipment, interest rate is LIBOR plus 1.5%, principal due February 7, 2008	10	--
Brazil note, secured by equipment, interest rate is LIBOR plus 4.5%, principal due August 10, 2007	257	980
Total	109,707	120,182
Less:
Current maturities	(263)	(876)
Total long-term debt	$109,444	$119,306

Maturities of long term debt:
(in thousands)
2007	$ 263
2008	16
2009	6
2010	11,822
2011	--
Thereafter	97,600
Total	$ 109,707

As of December 31, 2006 the Company had $11.8 million of revolving loans outstanding and $5.8 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $33.7 million.

The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholder, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with a fixed charge coverage ratio if a “trigger event” has occurred. The Company's credit facility contains various events of default, including defaults relating to payments, breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, defaults on other indebtedness, certain liens and encumbrances on assets and certain changes of control of the Company. Borrowings under the credit facility are secured by substantially all of the Company's assets.

The Company purchased $7.4 million of its outstanding bonds from Charlesbank, an affiliate of GSI Holdings Corp., on May 12, 2006 and immediately retired them. The bonds were purchased at a 1% premium. The Company purchased $5.0 million of its outstanding bonds on August 25, 2006 and immediately retired them. The bonds were purchased at fair market value.

9. Employee Benefit Plans

Profit Sharing Plan

The Company has a defined contribution plan covering virtually all full-time employees in the United States. Under the plan, Company contributions are discretionary. Company contributions to this plan were $1,273, $254 and $245 during 2006, 2005 and 2004, respectively in thousands.

2005 Management Stock Incentive Plan

GSI Holdings Corp. established an incentive plan in which certain Company employees were given options to purchase shares of GSI Holdings Corp. According to FAS 123R as well as APB Opinion No. 25 and its related interpretations, share-based payments earned by employees of the Company shall be accounted for as compensation by the Company, rather than GSI Holdings Corp.

During 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, stock based employee compensation cost was reflected in net income to the extent that the market value of the underlying common stock exceeded the purchase price in 2005. For the fiscal year ended December 31, 2006 the Company adopted “Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R).” Under the provisions for nonpublic companies, the Company applied the modified prospective application, to new awards and to awards modified, repurchased or cancelled after the required effective date. For awards granted in 2006 and thereafter the Company will apply the measurement and recognition provision of 123R. The Company shall continue to account for the portion of awards outstanding at the date of initial application using the accounting principles originally applied to those awards. Compensation expense related to the plan under FAS 123R was $292 during the year 2006 and the total income tax benefit recognized in the income statement for this share-based compensation arrangement was $117 for 2006 (in thousands).

According to plan provisions, option awards are generally granted with an exercise price equal to the fair market value of the underlying GSI Holdings Corp. stock at the date of grant. The awards generally vest based on 5 years of continuous service and have 10-year contractual terms. Certain awards provide for accelerated vesting if there is a change in control. Under FAS 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton formula. The expected volatility is calculated on an average volatility of other companies in the industry sector with publicly traded stock (33% weighted average volatility). The expected term of options granted represents the period of time that options granted are expected to be outstanding (5 years). There are no expected dividends. The risk-free rate for the periods within the contractual life of the options is based on the U.S. Treasury zero-coupon yield (5.05%).

Option Activity for the year ended December 31,2006:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at 01/01/2006	58,200	$100
Granted or modified	13,000	$120
Exercised	0	$0
Forfeited or expired	0	$0
Outstanding at 12/31/2006	71,200	$104	8.9	$0
Exercisable at 12/31/2006	15,540	$101	9.0	$0

The weighted average grant-date fair value of options granted during the year 2006 was $56. As of December 31, 2006, there was $437,888 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted in 2006. The cost is expected to be recognized over a weighted average period of 4.2 years.

Stock Based Compensation Plan

During 2005 and 2004 shares of non-voting common stock were sold to members of management in exchange for non-recourse promissory notes. The Company accounted for this plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. As the market value of the underlying common stock exceeded the purchase price, the Company recorded compensation cost for the difference. For the years 2005 and 2004, the Company had recognized $2,841 and $2,241 of compensation expense under this plan and a corresponding credit to additional paid-in capital, respectively in thousands. The 2005 and 2004 dividend that was classified as compensation expense was $642 and $381, respectively in thousands. This plan was terminated in 2005.

10. Income Tax Matters

The following tables represent the successor income taxes for the period May 17 to December 31, 2005 and the year ending December 31, 2006 and predecessor income taxes for the periods January 1 to May 16, 2005 and year ended December 31, 2004.

	Successor				Predecessor
	Jan 1- Dec 31, 2006		May 17 - Dec 31, 2005		Jan 1 - May 16, 2005		Jan 1- Dec 31, 2004
	Income/(loss)	Income tax	Income/(loss)	Income tax	Income/(loss)	Income tax	Income/(loss)	Income tax
	before	expense/	before	expense/	before	expense/	before	expense/
	income taxes	(benefit)	income taxes	(benefit)	income taxes	(benefit)	income taxes	(benefit)
U.S.	22,157	9,818	(651)	(520)	(564)	495	429	(374)
Brazil	2,125	633	828	356	1,051	336	1,879	569
Malaysia	1,476	380	1,126	107	(317)	(10)	532	102
Mexico	1,062	218	323	(116)	432	256	136	(41)
China	(130)	-	(130)	-	242	-	(78)	-
Poland	(141)	-	93	3	(2)	-	690	-
South Africa	993	239	468	(626)	209	38	878

Total	$27,542	$11,288	$2,057	$(796)	$ 1,051	$1,115	$ 4,466	$499

Current income taxes		12,887		2,794		1,184		101
Deferred income taxes - foreign		735		(735)		(88)		(91)
Deferred income taxes - US		(2,334)		(2,855)		19		489

Total		$11,288		$(796)		$1,115		$499

		Successor				Predecessor
		Jan 1- Dec 31		May 16- Dec 31		Jan 1- May 15		Jan 1- Dec 31
		2006		2005		2005		2004
Income taxes at the U.S. statutory rate		9,640		720		368		1,563
Effect of conversion to a "C" corp.		-		9		-		-
Purchase accounting differences		-		(1,035)		-		-
State income taxes		1,377		150		77		326
Foreign tax rate differential-federal		1,462		344		620		918
Other		(1,191)		(984)		50		(2,308)

Total		$11,288		$ (796)		$1,115		$ 499

The components of deferred tax assets and liabilities at December 31, 2006 and 2005 (in thousands):

	2006	2005

Deferred tax assets:
Tax loss carry forwards - Brazil	$ 1,183	$ 1,220
Tax loss carry forwards - Mexico	--	239
Tax loss carry forwards - South Africa	326	627
Tax loss carry forwards - Malaysia	--	45
Accrued payroll	771	1,086
Accrued self-insurance	197	255
Accrued warranty	992	934
UNICAP	608	120
Litigation reserve	304	265
Intangibles	--	841
Accrued workers compensation	1,780	1,816
Allowance for bad debt	478	--
Inventory reserve	1,277	--
Other accrued expenses	540	--
Nonqualified stock option compensation expense	117	--
Other	534	20
Deferred tax assets	$ 9,107	$ 7,468

Deferred tax liabilities:
Property and equipment	(1,927)	(2,500)
Prepaid insurance	(461)	--
Other	(152)	--
Deferred tax liabilities	$(2,540)	$(2,500)

Net deferred tax asset:	$ 6,567	$4,968

Brazil has tax loss carry forwards of approximately $1.2 million that do not expire. Remaining realizable assets are supported by anticipated turnaround of deferred tax liabilities and future projected taxable income.

11. Commitments and Contingencies

The Company is involved in various legal matters arising in the normal course of business which, in the opinion of management, will not have a material effect on the Company's financial position or results of operations.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to workers' compensation, physical loss to property and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred and totaled approximately $6.2 million for the year ended December 31, 2006. The amount of actual losses incurred could differ materially from the estimates reflected in these financial statements. The Company has provided letters of credit aggregating approximately $4.2 million in connection with these insurance programs.

The Company has month-to-month leases for several buildings and paid rentals in 2006, 2005 and 2004 of $0.5 million, $0.5 million, and $0.6 million, respectively. The Company also leases equipment and vehicles under operating lease arrangements. Total lease expense related to the equipment and vehicle leases for the years ended December 31, 2006, 2005, and 2004 was $2.7, $1.5 million, and $1.4 million, respectively.

In March 2007, the Company signed a long-term operating lease for a facility in Taylorville, Illinois. The amount of the future lease obligations related to this subsequent event has been included in the table and the agreement is further detailed in Note 18, Subsequent Events.

Future Lease Obligations (in thousands):

2007	$1,949
2008	1,464
2009	967
2010	565
2011	439
Thereafter.	1,724
Total	$ 7,108

These amounts are for U.S. operations only. Foreign lease obligations are not material and therefore not included.

12. Regional Information

The Company is engaged in the manufacture and sale of equipment for the agricultural industry. The Company's products include: grain storage bins and related drying and handling equipment systems and protein feed storage and delivery, ventilation, and watering systems. The Company's products are primarily marketed and sold through the Company's sales personnel and network of independent dealers. Users of the Company's products include farmers, feed mills, grain elevators, grain processing plants and protein integrators (poultry/swine). Sales by each major geographic region are as follows (in millions):

	2006	2005	2004

United States	$287.0	$231.7	$187.5
Asia	30.3	15.1	15.8
Canada	21.3	19.5	16.7
Latin America	57.9	51.1	46.2
Mideast and Africa	10.1	8.0	10.6
Europe	16.0	12.6	7.2
All other	6.0	6.1	4.1
Total:	$428.6	$344.1	$288.1

13. Discontinued Operations

On November 2, 2004, the Company entered an agreement to discontinue and sell the assets of its Canadian subsidiary to an unrelated third party. The gain of $118 thousand has been reported in 2004's gain from the sale of discontinued operations.

14. Business Combinations

Minority Interest:

During 2006, the Company repurchased the Minority Interest in the Brazilian subsidiary. As such, the value on the balance sheet at December 31, 2006 is $0, compared to $2,654 at December 31, 2005, in thousands. The Consolidated Statements of Operations include an expense related to the minority interest’s share of the net income of the Brazilian subsidiary of $149, 178, and $92 (in thousands) for the years ending December 31, 2006, 2005 and 2004 respectively.

Stock Purchase on May 16, 2005:

On April 6, 2005, all of the Company's stockholders entered into a stock purchase agreement with GSI Holdings, Corp. ("GSI Holdings Corp."), a newly formed holding company owned primarily by entities affiliated with Charlesbank Equity Fund V, Limited Partnership, pursuant to which GSI Holdings Corp. purchased for cash all of the issued and outstanding shares of the Company's common stock. On May 16, 2005, under the "successor" basis of accounting, the closing of that stock purchase ("the Acquisition") occurred. Upon the closing of that stock purchase, the Company became a direct, wholly owned subsidiary of GSI Holdings Corp. The cash costs of the Acquisition together with the fees and expenses necessary to consummate the transaction were financed by equity contributions of $56.3 million, issuance of $110.0 million of senior subordinated notes (the "Notes") due May 15, 2013, and a five year $60.0 million revolving credit facility.

The Acquisition of the Company was accounted for in accordance with SFAS No. 141 "Business Combinations" and reflects the "push down" of GSI Holdings Corp.' basis into our financial statements. The purchase price was allocated to the assets acquired and the liabilities assumed based on the estimates of respective fair values at the date of acquisition.

The identified intangible assets are being amortized on a straight-line basis over their individual estimated useful lives. The tax goodwill of $44.5 million is amortized over 15 years. During 2006, the Company reduced goodwill based on an adjustment to the purchase price of $2.795 million. This transaction resulted as a settlement of the funds in escrow.

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

FarmPRO:

On December 22, 2004, the Company participated in two simultaneous transactions where the Company acquired 100 percent of the outstanding common shares of FarmPRO, Inc. and then sold substantially all of the assets of FarmPRO to an unrelated third party.

As a result, the Company recognized a loss of $7.2 million related to $2.6 million of accounts receivable write-offs and acting on a $4.5 million guarantee for FarmPRO, as well as other expenses of $0.6 million, which were offset by $0.5 million cash received.

15. Related Party Transactions

The Company has an agreement with Charlesbank Capital Partners (Charlesbank) where Charlesbank provides management advisory services in the ordinary course of business to the Company. Charlesbank is the majority shareholder of GSI Holdings Corp. Such transactions amounted to $600 and $452 for 2006 and 2005, respectively in thousands.

The Company conducts transactions in the ordinary course of business with companies owned by employees of the Company. Such transactions generally consist of purchases of materials and services that amounted to $936, $1,088 and $1,884 for 2006, 2005, and 2004, respectively, and sales of equipment that amounted to $821, $710 and $488 for 2006, 2005, and 2004, respectively in thousands.

During the year the total fees paid to related party consultants was $608,456 and $754,489 for the years ended December 31, 2006 and 2005 respectively.

The company purchases building supplies in the course of business from a related party. The total amount paid in 2006 was $560,623.

16.	Unaudited Quarterly Information:
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Sales	$92,252	$113,548	$127,564	$95,252
Gross profit	20,040	26,068	28,396	19,039
Net income (loss)	2,470	5,992	6,138	1,654
Basic and diluted earnings(loss) per share	2.99	7.25	7.42	2.00

2005:
Sales	$72,674	$90,139	$107,723	$73,608
Gross profit	17,105	20,155	28,025	11,752
Net income (loss)	3,973	(4,359)	5,372	(2,197)
Basic and diluted earnings(loss) per share	4.80	(5.27)	6.50	(2.66)

Amounts in the table above have been reclassified for distribution costs based on the Changes in Accounting Principles as detailed in Note 2, “Summary of Significant Accounting Policies” in order to present comparable information. The reclassifications for 2006 from the information previously included in the Company’s quarterly reporting include the following changes to Gross Profit and offsetting Selling, General and Administrative expenses (in thousands): Quarter 1 $(1.173), Quarter 2 $(1.402), Quarter 3 $(1.500). There was no impact on Net Income as previously reported. For 2005, the reclassifications from the information previously reported included the following changes to Gross Profit (in thousands): Quarter 1 $(0.423), Quarter 2 $(1.292), Quarter 3 $(1.024) and Quarter 4 $(0.920). There was no impact on Net Income as previously reported.

17. New Accounting Pronouncements

In September 2006 the FASB issued FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective as of the end of the fiscal year ending after June 15, 2007. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In September 2006 the FASB issued FAS 157 “Fair Value Measurements” effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In June 2006 the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this statement on the results of operations or financial position.

In March 2006 the FASB issued FAS 156 “Accounting for Servicing of Financial Assets-an Amendment of FASB Statement No. 140” effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on the results of operations or financial position.

In February 2006 the FASB issued FAS 155 “Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140” effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this statement to have a material impact on the results of operations or financial position.

18. Subsequent Events

On March 9, 2007, the Company signed a 10 year operating lease for a 144,000 square foot production facility in Taylorville, Illinois. The schedule of future lease payments shown in Note 11, “Commitments and Contingencies”, includes the future payments related to this contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

 Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Overview

In connection with the preparation of this Annual Report on Form 10-K, the Company's management has identified a material weakness in the Company's internal controls. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In addition, the Company has determined that the Company's control environment at December 31, 2004 lacked certain controls related to the prevention of improper accounting entries. These material weaknesses resulted in restatements being recorded in the Company's financial statements for the fiscal years ended December 31, 2004, 2003 and 2002. The Company's management has discussed the material weaknesses with its independent registered public accounting firm, BKD, LLP, and the Company's Audit Committee of the Board of Directors. BKD, LLP issued a "material weakness" letter in connection with its audit of the Company's financial statements for the fiscal year ended December 31, 2006.

Disclosure Controls and Procedures

The Company’s disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. The Chief Executive Officer and Chief Financial Officers have provided the certifications required by Exchange Act Rule 13a-14(a), which are attached to this annual report. Management’s assessment pursuant to Section 404 of Sarbanes-Oxley of the registrant’s internal controls over financial reporting is not yet required for the registrant, and is therefore not included.

Changes in Internal Controls

The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified above resulted in part from inadequate staffing and training within the Company's finance and accounting group. The Company's management is in the process of reviewing whether additional accounting and financial management staff should be retained. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

ITEM 9B. OTHER INFORMATION.

 Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information concerning the directors and executive officers of the Company:

Name	Age	Office

William Branch (1) (2)	61	Chief Executive Officer, Chairman and Director
Richard M. Christman (3)	56	Former Chief Executive Officer
John Henderson (4)	44	Chief Financial Officer
Allen A. Deutsch	56	President of Protein Division
Dennis E Schwieger	65	President of Grain Division
William A. Watson II	45	Vice President of World Wide Engineering
Michael Bond	44	Vice President of Manufacturing, Grain
Michael Fuqua	49	Vice President, Supply Chain
Michael W. Choe (1)	35	Independent Director
Andrew S. Janower(1)	38	Independent Director
Kim Davis(1)	53	Independent Director
Paul Farris(5)	60	Independent Director

(1) Directors since May 2005.
(2) Chief Executive Officer since November 2006.
(3) Director and Chief Executive Officer from August 2005- November 2006
(4) Became Chief Financial Officer in February 2006
(5) Director since February 2006.

William Branch became our Chairman and Interim Chief Executive Officer promptly following the closing of the Acquisition. In August 2005, Mr. Branch resigned as President and Chief Executive Officer, but remained as Chairman. In November 2006 Mr. Branch resumed the role of Chief Executive Officer. Mr. Branch is the former Chairman and Chief Executive Officer of Masland Industries, a global designer and manufacturer of interior trim and acoustic components for the automotive industry, and served in that capacity from 1986 to 1996. In 1990, Mr. Branch teamed with Bain Capital and Kelso & Company to purchase Masland Industries in a leveraged buyout, eventually taking the company public in a 1993 initial public offering and then selling it to Lear Corp. in 1996. From 1997 to 1999, Mr. Branch was Chief Executive Officer of Precision Fabrics Group, Inc., a privately held specialty textile company, where he led a restructuring of the business that included a lean manufacturing initiative. Since 1999, Mr. Branch has consulted in a variety of industries, including textiles, automotive components and building materials, while also serving as the director of Precision Fabrics and Sto Corp., a multinational construction materials company. Mr. Branch received his B.A. from the University of Maryland and is a veteran of the U.S. Air Force.

Richard M. Christman became Chief Executive Officer in September 2005 through November 2006. Prior to joining the Company, Mr. Christman spent more than 30 years at Case Corporation and its successor company CNH, a global leader in construction and agricultural equipment. His recent leadership positions there include serving as president of multi-billion dollar operating units. From February 2005 through September 2005, Mr. Christman served as Chief Commercial Governance and Supply Chain Officer of CNH Global. From January 2003 through February 2005, Mr. Christman served as President of CNH Global’s Agricultural North America and Australia New Zealand Region. From July 2000 through January 2003, he was President of CNH Global’s Case IH Agricultural Business. He also served on the Board of Directors of the Association of Equipment Manufacturers. Mr. Christman holds a bachelor’s degree in mechanical engineering from Rose Hulman Institute of Technology and an MBA from the University of Michigan.

John Henderson became our Chief Financial Officer in February 2006. Mr. Henderson has more than twenty years of experience with Case Corporation and its successor company CNH Global, a global leader in construction and agricultural equipment, and its affiliates, including the last eight years as a Vice President. He was most recently Vice President and Controller, North American Agricultural Business. Mr. Henderson holds a Bachelor of Science Degree from the University of Wisconsin and a Masters of Business Administration from Marquette University.

Allen A. Deutsch joined the Company in January 1993. Mr. Deutsch has been President of the Protein Division since September 2001. From June 1996 to September 2001, he served as President of the AP Division. From April 1995 to June 1996, he served as Vice President of the AP Division. From January 1993 to April 1995, he served as National Sales Manager of the AP Division. From August 1983 to January 1993, he served as Sales Manager of AAA Associates, Incorporated, a manufacturer and marketer of livestock ventilation systems, which business was acquired by the Company in January 1993.

Dennis E. Schwieger became our Grain Division President in December 2005. Prior to joining the Company, Mr. Schwieger was Executive Vice President of Sales, Marketing, Service, Parts, Overseas Operations, and Strategy/Business Development at the Jacobsen Division of Textron Corporation, a global leader in golf turf and commercial turf machinery. In that capacity, Mr. Schwieger drove various initiatives to focus on key marketing and operational issues and served as a member of the Textron Corporate Strategy Council. From 1995 to 2002, Mr. Schwieger was Vice President and General Manager of International Supply and Distribution at Valmont Industries, Inc., the world’s largest supplier of irrigation systems for agriculture. Mr. Schwieger has also held leadership positions at Case Corporation, Massey-Ferguson, Ltd and Deere & Company, and has served as President of the Board of Directors of the North American Irrigation Association and on the Boards of Directors of Ag Electronics Association—EMI and Hay and Forage Industries. Mr. Schwieger holds a B.S. in Mechanical Engineering from the University of Missouri and an M.B.A. from the University of Northern Iowa.

William A. Watson, II became our Vice President of World Wide Engineering in December 2005. From November 1990 to December 2005, Mr. Watson held various leadership positions at Lear Corporation, one of the world’s leading automotive interior systems suppliers. From July 2001 to December 2005, Mr. Watson served as Director of Global Business Practices—Product Lifecycle Management. In this capacity, Mr. Watson led the management team to develop cross-functional business process improvements and standardization. From July 2001 to December 2002, Mr. Watson served as Director of Product Engineering. Mr. Watson has also held leadership positions at McDonnell Douglas and Noranda Aluminum Incorporated. Mr. Watson serves as a member of the Society of Automotive Engineers, the American Society of Mechanical Engineers and the National Society of Professional Engineers. Mr. Watson holds a B.S. in Mechanical Engineering from University of Missouri, Rolla.

Michael Bond joined the Company in December 2005 and became our Vice President of Manufacturing Grain in 2006. From May 2003 to December 2005, Mr. Bond served as Vice President of Aftermarket Operations for Akebono Corporation. During that time, Mr. Bond studied the Toyota Production System in Yamagata and Iwatsuki, Japan. Through this experience, he brings extensive knowledge of Lean Manufacturing to GSI. From 2000 to May 2003, he served as Vice-President of Operations for Kutex Textron. Mr. Bond received his BA in Statistics from the University of Tennessee of Knoxville and his MBA from the University of North Carolina in Charlotte.

Michael Fuqua joined the Company in September 2006 and leads all Supply Chain activities. Prior to joining the Company, Mr. Fuqua served as President of AMCAN Castings located in Ontario, Canada, a Tier 1 manufacturer of aluminum die cast and machined power train components for the automotive industry. Prior to this, he served in several senior management positions with Morgan Corporation, Meridian Industries, Applied Power, and Square D Corporation. Mr. Fuqua earned his BS in Business Administration from California State University and his MBA from Vanderbilt University.

Michael W. Choe joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1997. He was appointed a managing director of Charlesbank in 2006. Previously, Mr. Choe worked at McKinsey & Company, where he focused on corporate strategy work in healthcare media and industrial products, and at the Korea Development Institute in Seoul, South Korea. Mr. Choe serves as a director or observer on the boards of various private companies. He is a graduate of Harvard University, with a BA in Biology.

Andrew S. Janower joined Harvard Private Capital Group, the predecessor to Charlesbank, in 1996. He was appointed a managing director of Charlesbank in 2002. Mr. Janower’s previous experience includes working as a research associate in entrepreneurial finance at the Harvard Business School and as a consultant at Bain & Company, where he focused on industrial and consumer products, business services and distribution. Mr. Janower serves on the boards of various private companies. He earned a BS in economics from the Wharton School at the University of Pennsylvania, and an MBA from Harvard University.

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

Paul Farris. Mr. Farris is the Landmark Communications Professor of Business Administration at the Darden School of Business of the University of Virginia, where he teaches marketing and e-business courses in the school’s MBA, doctoral and executive programs. Prior to his appointment to the Darden faculty in 1980, he taught at the Harvard Business School, and previously worked in marketing management for Unilever in Germany and for the Lintas advertising agency. He currently serves on the Board of Directors of Sto, Inc. Mr. Farris holds a Bachelor’s Degree in Science from the University of Missouri, an MBA from the University of Washington and a DBA from Harvard.

Audit Committee
The registrant has a separately-designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The audit committee consists of Michael W. Choe, Andrew S. Janower, Kim Davis and Paul Farris. Mr. Choe serves as the chairman and financial expert. The Audit Committee of the Board of Directors has the responsibility to select, evaluate, and where appropriate, recommend the replacement of its independent auditors. The Audit Committee is directly responsible for determining the auditor compensation and for oversight of the work to be performed by its independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee’s policy is to pre-approve all auditing and permitted non-auditing services to be performed for the registrant by its independent auditors. In the event that pre-approvals for such auditing services and non-auditing services cannot be obtained from the entire Audit Committee as a result of inherent time constraints in the matter for which the services are required, the designated financial expert of the Audit Committee has been granted authority to pre-approve such services, and he will then report for ratification such pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above since its formation.

The audit committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1, as adopted by the PCAOB in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence. The audit committee has reviewed and discussed the audited financial statements with management. Based on these reviews and discussions, the audit committee has recommended to the board of directors that the audited financial statement be included in the Company’s annual report on form 10-K for the fiscal year ended December 31, 2006 for filing with the Securities and Exchange Commission.

Code of Ethics

The registrant has adopted a code of ethics and corporate conduct, which is filed as Exhibit 14.1 to this annual report, and the registrant has also posted the full text of this Corporate Code of Conduct and Compliance Policy dated December 12, 2006, on its internet website, which can be accessed at www.grainsystems.com. This code applies to all of the employees of the registrant, including its chief executive officer, chief financial officer and principal accounting officer. No amendments to, nor waivers from any of the provisions of, this code of ethics were made in fiscal year 2006.

ITEM 11. EXECUTIVE COMPENSATION.

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) establishes and recommends a total compensation philosophy and structure that is designed to accomplish the following objectives:

•	to attract, motivate, and retain talented and dedicated executives;
•	to motivate our executives to achieve goals inherent in our strategic objectives;
•	to align executive and shareholder interests through equity based awards; and
•	to provide a total compensation package that recognizes individual contributions, as well as overall business results

Benchmarking and Market Based Compensation Analysis

The Compensation Committee believes it is important when making its compensation-related decisions to be informed as to current practices of industry-related companies or other similarly related companies in the manufacturing sector. In late 2005, and carrying through January 2006, a compensation consultant (Fischer Management Associates) was retained to evaluate and determine competitive base salary and short-term incentive compensation levels for key positions within the Company, including base salary and short-term incentive compensation levels for executive officers. This compensation analysis benchmarked similar positions within the manufacturing sector based on certain business characteristics similar to ours, including revenues, stage of development, projected growth, headcount levels, and geographic location.

Role of Executive Officers in Setting Executive Compensation

The Compensation Committee determines the compensation that we pay to our executive officers. The compensation of Mr. Branch, our Chief Executive Officer, is also reviewed by the Board of Directors. In determining the individual performance and compensation of our executive officers other than our Chief Executive Officer, the Compensation Committee solicits and considers the views and recommendations of our Chief Executive Officer.

Our Target Compensation Mix

Our executive compensation packages have been tailored to provide three primary elements of compensation: (i) base salary, (ii) performance-based short-term incentive awards, and (iii) equity-based long-term compensation in the form of stock options. Other perquisites and post-termination severance benefits are also provided to select named executive officers. We believe that the aggregate of these elements supports our total compensation philosophy and objectives as described above. While each element of compensation described below is considered separately, the Compensation Committee takes into account the full compensation package of each named executive officer.

Factors Considered in Making Compensation Decisions

Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. The Compensation Committee considers the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.

Base Salaries. Generally, we believe that the base salaries of our named executive officers should be set at competitive levels and at the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. We believe that this practice minimizes retention concerns while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet business goals. Base salaries of our named executive officers are reviewed annually by the Compensation Committee. Our Chief Executive Officer provides recommendations to the Compensation Committee for base-pay adjustments for the other named executive officers, to realign, if necessary, such salaries with median market levels taking into account individual responsibilities, performance and experience. The Compensation Committee will recommend and make, as deemed necessary, any base compensation adjustments for the Chief Executive Officer.

Annual Management Incentive Plan (the “Incentive Plan”). The Company believes that performance-based cash incentives play an essential role in providing incentives to our executives to achieve defined annual goals. The objectives of the Incentive Plan are to:

•	align executives and senior management with our strategic plan and critical performance goals;
•	motivate and reward achievement of specific, measurable annual performance objectives;
•	provide payouts commensurate with our performance;
•	provide competitive total compensation opportunities; and
•	enable us to attract, motivate and retain talented executive management.

Participation and Eligibility. To be eligible for an award under the Plan, the executive officer must meet acceptable performance standards during the plan year, as established by the Board of Directors, and the named executive officer must be employed in an executive capacity at year end.

Performance Period; The Incentive Plan operates on a calendar year schedule. Cash incentive awards are paid out within the first quarter following year-end.

Incentive Targets. Each participant in the plan has been assigned specific target cash incentive awards (stated as a percentage of base salary), which is established by the Compensation Committee at the beginning of each fiscal year. In setting the incentive target for each participant, the Compensation Committee considers (i) the participant’s role and function with us, (ii) established salary bands and (iii) competitive practices. Actual awards can range from 0% to 250% of target depending on performance. Generally, threshold performance will pay out at 50% of target and interpolation between performance at threshold, target and stretch is performed to encourage and reward incremental performance improvement. Performance below threshold will result in no payout.

Performance Measures. Our performance is evaluated against two critical financial measures: (i) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (ii) return-on-net-assets (“RONA”). Awards are measured against the EBITDA objective and then adjusted, either upward or downward based on RONA results. Each participant’s award (before RONA-related adjustment) is calculated as a percentage of their base salary. That percentage is determined by a combination of (1) the award participation level of the participant and (2) the financial (EBITDA) performance of the Company. Performance is measured on a fiscal year basis in relation to the pre-established EBITDA and RONA objectives. Eligible sales leaders have an objective related to gross margin as well. Mr. Schwieger was the only named executive officer who was eligible as a sales leader in 2006.

Near the beginning of each fiscal year, the management team prepares and recommends a business plan to the Board of Directors. Within this business plan, among other key business goals are recommended EBITDA, RONA and gross margin financial targets based upon projected revenue, profit, market growth, and related business conditions and initiatives. The Board of Directors then reviews the detailed business plan, financial metrics, and key initiatives and determines actual target (budget) financial objectives for the fiscal year.

Incentive Award Calculation. At the end of each fiscal year, the Board of Directors, upon recommendation of the Compensation Committee, determines the level of achievement for each corporate goal as a percentage of the target. The Compensation Committee has the discretion to increase the award for special performance related to events, such as dispositions and acquisitions. Actual awards for the Incentive Plan year are paid to executives in the first quarter of the next fiscal year.

2006 Incentive Plan Payments. In 2006 all those who report directly to the Chief Executive Officer, including our named executive officers, participated in the Incentive Plan.

2007 Incentive Targets. Have not been established as of the filing date.

Incentive compensation payments for the named officers, as shown in the subsequent Summary Compensation table, are amounts approved by the Board of Directors that will be paid in the first quarter of the 2007 fiscal year for 2006 fiscal year performance.

Equity-Based Compensation. The Company believes that equity awards are an important component of our executive compensation program and that by providing a significant portion of our executives’ total compensation package in stock options aligns the incentives of our executives with the interests of our shareholders and with our long-term success. Additionally, the Company believes that equity awards also enable us to attract, motivate, retain and adequately compensate executive talent. To that end, we award long-term incentives in the form of equity, specifically, options to purchase common stock of GSI Holdings Corp.

Stock options provide executives with a significant and long-term interest in our success. By only rewarding the creation of shareholder value, stock options provide our named executive officers with an effective risk and reward profile. Although it is our current practice to use stock options as our sole form of long-term incentive compensation, the Compensation Committee reviews this practice on an annual basis in light of our overall business strategy, existing market-competitive best practices and other factors.

The Chief Executive Officer (for awards other than his own) makes recommendations to the Compensation Committee regarding who will receive awards, the type and amount of award made, and the terms of the award (such as the number of shares covered by the award, the price of the shares, and any vesting requirements or other restrictions) in accordance with the 2005 Management Stock Incentive Plan. The Compensation Committee determines the size and terms and conditions of options grant to our Chief Executive Officer.

Equity grants made to selected named executives officers are based on the officer’s position, responsibility and anticipated contributions toward shareholder value, as determined by the Compensation Committee.

   Options granted under the Management Stock Incentive Plan vest pro-rata over a five year time period or are vested upon a “Charlesbank Liquidation Event” which is defined in the Management Stock Incentive Plan as any event (including but not limited to any distribution, dividend, sale event or liquidity event) as a result of which the principal stockholders receive cash and /or liquid securities for GSI Holdings Corp., as defined in the Plan. The Chief Executive Officer and Chief Financial Officer were granted additional options which would vest if certain metrics of return on investment are met upon a “Charlesbank Liquidation Event.” No options were exercised by any named executive officers during 2006.

2006 Option Grants. In 2006, we granted to Messrs. Henderson, Watson, Bond and Schwieger non-qualified options to purchase shares of GSI Holdings Corp. common stock under the Management Stock Incentive Plan. The options vest 20% per year for a period of five years and have an exercise price of $100.00 per share, the same price per share paid by GSI Holdings Corp in the Acquisition. In 2006 Mr. Henderson was granted 1,000 shares which would vest upon a Charlesbank Liquidation Event. The Company grants options at fair market value of the underlying GSI Holdings Corp. stock at grant date.

Upon a “Sale Event”, as defined in the Management Stock Incentive Plan, unless the acquiring company assumes or provides substitute options all such holder's options will terminate. If the options are to terminate, each holder will be given an opportunity to exercise all vested options or will be entitled to be cashed out of such options at the per share consideration payable upon the Sales Event, less the exercise price. The vesting of non-exercisable options will only be accelerated if the specific grant agreement so provides, which in the case of each of the above-named officers and directors is so provided, unless the acquiring company assumes or provides substitute options to them, in which case GSI Holdings will take all actions reasonably necessary to ensure that the acquiring or succeeding corporation provides that any such assumed or substituted options granted to the above-named officers become fully vested and exercisable for 30 days after the termination of such officer’s employment in the event of termination other than for cause or good reason within 12 months after the occurrence of the Sales Event.

  Tax Implications of Executive Compensation. Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 in compensation per year on the amount that the Company may deduct with respect to each of its named executive officers.  The limitation does not apply to compensation that qualifies as “performance-based compensation” or falls within other exceptions provided in the statute.  Awards under the Company’s 2005 Management Stock Incentive Plan may be made on terms that will qualify for exception from the deductibility limit.  However, the Compensation Committee retains the discretion to approve elements of compensation for specific officers in the future that may not be fully deductible when the Compensation Committee deems the compensation appropriate in light of its philosophies.  The Compensation Committee believes that all compensation paid to the named executive officers in 2006 did not exceed the deductible limit and will be deductible for federal income tax purposes.

SUMMARY COMPENSATION TABLE 2006 (1):
Name	Principal Position	Salary	Bonus (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
William J. Branch	CEO and Chairman	$126,000	--	--	--	$178,013	$304,013
Richard M. Christman	Former CEO	$277,500	--	$213,196	$49,167	$85,460	$625,323
John Henderson	CFO	$176,923	$30,000	$6,695	$63,000	$53,890	$330,508
Dennis E. Schwieger	President, Grain	$175,000	$15,000	$7,718	$72,450	$94,926	$365,094
Michael Bond	VP of Manufacturing, Grain	$135,000	$15,000	$3,932	$42,525	$81,698	$278,155
William A. Watson, II	VP of Engineering	$160,000	$15,000	$7,864	$50,450	$23,200	$256,514
(1) During 2006, Richard M. Christman served as Chief Executive Officer until November 10, 2006. At that time, William J. Branch became the Chief Executive Officer through the end of the year. During 2006, the Company utilized Tatum Partners, LLC for services related to the Chief Financial Officer function, during the executive search process. During the period of January 1-February 12, 2006 Tatum Partners, LLC designated Randy Paulfus to serve as the Interim Chief Financial Officer from January 1 until January 30, 2006 and Robert Girardin from February 1 until February 12. Salary paid to Mr. Paulfus was $25,846 and salary paid to Mr. Girardin was $12,923. No other compensation from the Company was paid to these two individuals. From February 13 through the end of the year, John Henderson served as Chief Financial Officer.

(2) This column reflects the signing bonuses for the named executive officers upon commencement of employment.

(3) This column reflects the dollar amount recognized for financial accounting reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) pursuant to our equity compensation plans and, therefore, includes amounts from awards granted in and prior to 2006. See the “Grants of Plan-Based Awards Table” for information on stock options granted to our named executive officers in 2006. These amounts reflect the company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the named executive officer. The assumptions used in the calculation of these amounts are described in Footnote 9 to our audited financial statements included in this report.

(4) This column reflects compensation earned by the named executive officers under the Incentive Plan. These amounts were paid out in 2007.

(5) Details of “All Other Compensation” are outlined in the next table.

ALL OTHER COMPENSATION:

Name	Principal Position	Executive Relocation	Use of Charter Aircraft in Lieu of Relocation (1)	Other (2)	Total All Other Compensation
William J. Branch	CEO and Chairman	--	$174,936	$3,077	178,013
Richard M. Christman	Former CEO	$70,751	--	$14,709	$85,460
John Henderson	CFO	$53,890	--	--	$53,890
Dennis E. Schwieger	President, Grain	$91,426	--	$3,500	$94,926
Michael Bond	VP of Manufacturing, Grain	$78,998	--	$2,700	$81,698
William A. Watson, II	VP of Engineering	$20,000	--	$3,200	$23,200
(1)Incremental value of charter aircraft used by the named executive officer was calculated based on the cost to the Company over the cost of commercial airline fares for the same round trips.

(2)Column includes Company match of 401(k) contributions and use of Company vehicles.

GRANTS OF PLAN BASED AWARDS TABLE:

Name	Non equity Threshold (1)	Non equity Target (1)	Non equity Maximum (1)	Grant or Modified Date (2)	All Other Stock Awards (2)	Exercise Price of Option Awards (2)	Grant Date Fair Value of Option Awards (3)
Richard M. Christman	--	--	--	11/13	2,000	$100	$213,196
John Henderson	$30,000	$60,000	$150,000	02/13	2,000(4)	$100	$76,130
Dennis E. Schwieger	$35,000	$70,000	$175,000	01/27	1,000	$100	$38,065
Michael Bond	$20,250	$40,500	$101,250	01/27	500	$100	$19,032
William A. Watson, II	$24,000	$48,000	$120,000	01/27	1,000	$100	$38,065
(1) For all named executives other than Mr. Schwieger, the threshold, target and maximum in 2006 were 15%, 30% and 75% of their respective annual salaries. As an eligible sales leader, Mr. Schwieger had an additional incentive based on gross margin. As such, his total incentive was 20%, 40% and 100% of his base salary. Mr. Christman was not eligible to participate in the Incentive Plan as he was no longer Chief Executive Officer at year end. Mr. Branch does not participate in the Incentive Plan.

(2)Stock options were granted to each named executive officer upon employment with the Company. The exercise price is equal to the fair market value of the underlying GSI Holdings Corp. stock at the grant date.

(3)This column shows the full grant date fair value of options under FAS 123R granted to the named executive officers in 2006. The grant date fair value is the amount that the Company would expense in its financial statements over the award’s vesting schedule, accounted for in accordance with FAS 123R. For additional information on the assumptions used in the calculation of this amount, refer to footnote 9 of the audited financial statements included in this report. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that will be recognized by the named executive officers.

(4) In 2006, Mr. Henderson was granted 1,000 time vested option awards (prorata over five years) and 1,000 awards that vest based on a Charlesbank Liquidation Event.

OUTSTANDING EQUITY OPTION AWARDS AT FISCAL YEAR-END TABLE:

Name	Numbers of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
William J. Branch (1)	3,500	9,000	$100	October 2015
Richard M. Christman (2)	2,000	0	$100	November 2016
John Henderson (1)	0	2,000	$100	February 2016
Dennis E. Schwieger	200	800	$100	January 2016
Michael Bond	100	400	$100	January 2016
William A. Watson, II	200	800	$100	January 2016

(1) Options in the Plan vest either prorated over time or based on “Charlesbank Liquidation Event”. Most options vest over time. However, Mr. Branch has 5,000 options and Mr. Henderson has 1,000 options that will vest upon a Charlesbank Liquation Event. The Liquidation Event options have the same Exercise Price and Expiration Date as the options that vest over time.

(2) For Mr. Christman only, if there is no “Sales Event” before September 1, 2007, the Company may, solely at its discretion, at any time prior to December 31, 2007, elect to extinguish his options by payment of the difference of $90 from the exercise price to contract price of $190.

Tables not presented. During the year ended December 31, 2006, the Company had no options exercised or pension benefits. As such no tables are presented for these items. The Company’s deferred compensation is a 401(k) plan which is tax qualified defined contribution plan; therefore no Nonqualified Deferred Compensation Table is presented.

Potential Payments upon termination or change-in-control: The Company has Executive Severance and Restrictive Covenant Agreements with each of our executive officers. Such agreements include provisions that prohibit the executive from competing with or soliciting clients of the Company during his employment period and for a period of 18 months thereafter if the executive has more than 10 years of service, or 12 months thereafter if the employee has less than 10 years of service. Provisions also prohibit soliciting employees of the Company during his employment period and for a period of three years thereafter. Provisions also prohibit disclosing confidential information of the Company. In the event of breach by the executive of any of the restrictive covenants, the executive will forfeit certain payments and benefits.

The Agreements impose certain obligations on the Company upon the termination of the executive’s employment. If the named executive officers had been terminated at December 31, 2006 each would have been entitled to the following severance amounts: Richard M. Christman $602,500, John Henderson $200,000, Dennis Schwieger $26, 923, Michael Bond $20,769 and William Watson $24,615. Mr. Branch does not have an agreement. Mr. Henderson has an agreement that provides for 12 months of salary as severance. All other named executive officers have agreements that provides for 8 weeks of salary as severance, except Mr. Christman. Mr. Christman’s agreement (as financial advisor to the Company) provides for his base salary through April 2008 ($10,000 per month), and 18 months at an annual rate of $295,000 for severance at termination, payable in a lump sum. All agreements are subject to change based on termination or upon change in control of the Company. The Company will provide the executive with health benefits during the severance period. As the Company is self-insured the total value of this benefit is not able to be estimated at year end.

Upon a change in control, the vesting of non-exercisable options will only be accelerated if the specific grant agreement so provides (which the agreements for the named executive officers do provide). In the hypothetical event that the Company had change in control as of December 31, 2006, the acceleration of unvested options could have resulted in an increased benefit to the named executive officers as follows: William J. Branch $360,000, John Henderson $90,000, Dennis Schwieger $72,000, Michael Bond $36,000 and William A. Watson $72,000. These amounts are based on the Company’s determination of the underlying fair market value of GSI Holdings Corp. stock at the year end, based on the last valuation performed before year end in connection with the modification of Mr. Christman’s agreement. The actual value will vary depending on the date the option is exercised.

DIRECTOR COMPENSATION:

Paul Farris is the only director who receives director’s fees directly from the Company. The amount paid is $25,000 annually. Three directors (Choe, Davis and Janower) are also managing directors of Charlesbank, a related party, which receives certain administration fees from the Company. See the related party discussion at Item 13.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K. The Compensation Committee of our Board of Directors was formed in August 2005 and currently consists of Andrew Janower, Paul Farris and William J. Branch.

Andrew Janower

Paul Farris

William J. Branch

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS.

There is no established public trading market for any class of the Company's common stock. As of March 27, 2007, the Company had one holder of its common stock. GSI Holdings Corp. owns 100% of the common equity as of March 27, 2007, (626,948 shares of voting and 200,000 shares of non-voting common stock.) GSI Holdings Corp. is primarily owned by Charlesbank Equity Fund V, Limited Partnership and related co-investment funds. Approximately 12% of the common stock of GSI Holdings Corp. is owned by unrelated investment funds and certain individual management and non-management investors.

Security Ownership of Registrant by Certain Beneficial Owners:

Title of Class	Name of Beneficial Owner	Number of Shares	Percent of Class
Voting Common Stock	GSI Holdings Corp.	626,948	100.00%
Nonvoting Common Stock	GSI Holdings Corp.	200,000	100.00%

GSI Holdings Corp. is located at 1004 E. Illinois, Assumption, IL, 62510.

As senior management team members joined the Company they were given the opportunity to purchase GSI Holdings Corp. common stock. In connection with these purchases, GSI Holdings Corp. entered into Stock Purchase and Management Equity Agreements with each individual. The agreements set forth, among other things, the terms of the stock purchases, transfer restrictions, repurchase rights and certain sale/purchase rights and certain piggyback registration rights.

The following table indicates ownership of shares of GSI Holdings Corp. by the named executive officers and directors at Item 10, and all other management as a group:

Name of Beneficial Owner (1)	Amount of Beneficial Ownership	Percent of Class
William J. Branch	5,000	<1%
Richard Christman	10,000	1.8%
John Henderson	2,500	<1%
Michael Bond	500	<1%
Dennis Schwieger	2,500	<1%
William Watson	2,100	<1%
Allen Deutsch	2,500	<1%
Paul Farris	1,000	<1%
Other Management	30,106	5.3%
Total Director and Management ownership	56,206	9.9%

(1) The three managing directors of Charlesbank, who are also directors of the Company, do not have any direct ownership in the common stock of GSI Holdings Corp. The common stock of GSI Holdings Corp. is registered in the names of Charlesbank Equity Fund V, Charlesbank Equity Offshore Fund V, Charlesbank Equity Coinvestment Fund V, and Charlesbank Coinvestment Partners, in which the directors may have ownership interests.

The Stock Purchase and Management Equity Agreements generally (i) provide that the investors acknowledge that they are “accredited investors” and that the shares purchased are not freely transferable in the absence of a registration statement or an appropriate exemption there from; (ii) that the purchased shares shall not be transferable prior to the expiration of 180 days following an initial public offering of GSI Holdings, with certain specified exceptions; (iii) in the event the investor ceases to be employed by or to serve as a director or consultant to the Company for any reason prior to an initial public offering of GSI Holdings Corp., then GSI Holdings Corp. shall have the right, but not the obligation, within certain specified periods of time, to repurchase such investor’s shares at their fair market value, unless such termination is for cause or by reason of failure to comply with the investor’s Executive Severance and Restrictive Covenant Agreement, in which case the purchase price shall be the lower of fair market value or the investor’s cost for the shares; (iv) if underwriters for an underwritten public offering of the GSI Holdings Corp. common stock so request, then the investor agrees not to sell or transfer any shares other than those being offered in such offering for a period of either 90 or 180 days (the longer period if this is an initial public offering) following effectiveness of the registration statement in such public offering; (v) if any principal stockholder of GSI Holdings Corp. (as defined in the agreement) proposes to enter into a transaction in which he, she or they shall transfer a controlling interest in GSI Holdings Corp., then they may require the investor to be obligated to sell his or her shares in the same transaction for the same price and on the same terms; (vi) in the event that any principal stockholder proposes to enter into a transaction in which they shall transfer more than 50% of the outstanding shares held by all principal stockholders, the investor shall have the right to participate in such transfer at the same price and on the same terms to the extent of his or her proportionate percentage of the shares to be transferred; (vii) in the event GSI Holdings Corp. proposes to issue any securities other than debt securities, and subject to certain other specified exceptions, the investor shall be entitled to participate in such issuance pro rata; (viii) provides that the investor shall be entitled to certain information concerning GSI Holdings Corp.; and (ix) requires the investor to enter into a registration rights agreement with GSI Holdings Corp. containing provisions for when security holders of GSI Holdings Corp. may cause it to register shares in an underwritten public offering and granting certain registration rights to the investor in the event of an underwritten public offering.

The GSI Holdings Corp. shares of the Company have been pledged to Wachovia Capital Finance under the Credit Facility which means that if there were a default under such credit facility and Wachovia Capital Finance would acquire beneficial ownership to these shares there could potentially be a change in control of the registrant. The Company is subject to certain restrictions on the payment of dividends contained in the indenture governing the Company's 12 % Senior Subordinated Notes due 2013 (the "Notes") and the Company's credit facility with Wachovia Capital Finance (the "Credit Facility"). Future dividends, if any, will depend upon, among other things, the Company's operations, capital requirements, surplus, general financial condition, contractual restrictions and such other factors as the Board of Directors of the Company, may deem relevant.

Equity Compensation Plan Information:

The equity compensation plans are further discussed in Item 5, Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and in Item 8 Financial Statements and Supplementary Data, Note 9, “Employee Benefit Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Corporate Development and Administrative Services Agreement

The Company and GSI Holdings Corp. entered into a 10-year Corporate Development and Administrative Services Agreement with Charlesbank, pursuant to which Charlesbank will assist us with certain corporate development activities and will provide us with certain administrative services. Charlesbank will be entitled to receive a $600,000 per year monitoring fee, payable quarterly, in addition to a 1% transaction fee on future acquisitions, dispositions and financings, together with reimbursement of reasonable out-of-pocket expenses in connection with the provision of such services to us and indemnification of Charlesbank and its affiliates, officers and directors against claims or liabilities relating to that agreement. Payment of monitoring and transaction fees will be subordinated to payments on our refinanced credit facility and the notes. Such transactions amounted to $600,000 during the fiscal year ended December 31, 2006. Charlesbank is the majority shareholder of GSI Holdings Corp. and three Managing Directors of Charlesbank are also directors of the Company

Other Related Party Transactions

The Company conducts transactions in the ordinary course of business with companies owned by employees of the Company. Such transactions generally consist of purchases of materials and services and sales of equipment. During the fiscal year ended December 31, 2006 such transactions included $224,917 of purchases from the Company and $845,354 of sales to the Company, by companies owned by Leonardo Segatt (or his family). Mr. Segatt was the Managing Director of the Brazilian subsidiary until November 2006. The Company purchased building supplies totaling $560,623 during the year ended from a company owned by a family member of our Facilities Manager Alan Wempen, during the year ended 2006.

During the year the Company utilized consultants for various special projects. During the year ended December 31, 2006, consulting fees paid to Richard E. Krout totaled $121,061 and fees paid to Don Makie (via a company in which he is a principal) totaled $358,509. Both of these gentlemen own shares in GSI Holdings Corp., which owns all of the outstanding shares of the Company, but are not affiliated with Charlesbank.

The Company has a policy to have employees with signature authority, finance or managerial authority to complete an annual Related Party Disclosure Form. The forms indicate for the employee to disclose any transaction or group of transactions during the year that total more than $5,000. These forms are reviewed by the Human Resources department and maintained in the employees personnel file. Any forms which indicate a possible related party disclosure are reviewed with the Chief Financial Officer and Chief Executive Officer, prior to the annual reporting. During the year ended December 31, 2006, all transactions required to be reported followed the policy.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by BKD LLP, the Company's principal public accountants, for the fiscal years ended December 31, 2006 and 2005 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Quarterly Reports on Form 10-Q for those fiscal years were approximately $159,066 and $444,146, respectively.

Audit-Related Fees

The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2006 and 2005 for audit-related services, which included an annual profit sharing audit, an S-4 filing and various SEC response letters, were approximately $51,492 and $179,257, respectively.

Tax Fees

The aggregate fees billed by BKD LLP for the fiscal years ended December 31, 2006 and 2005 for tax-related services, which included international tax issues and Form 5500, were approximately $225,735 and $900, respectively.

All Other Fees

The Company did not engage its principal public accountants to provide any other services for the fiscal years ended December 31, 2006 or 2005.

Audit Committee

The Audit Committee of the Board of Directors has the responsibility to select, evaluate, and where appropriate, recommend the replacement of its independent auditors. The Audit Committee’s policy is to pre-approve all auditing and permitted non-auditing services to be performed for the registrant by its independent auditors. In the event that pre-approvals for such auditing services and non-auditing services cannot be obtained from the entire Audit Committee as a result of inherent time constraints in the matter for which the services are required, the designated financial expert of the Audit Committee has been granted authority to pre-approve such services, and he will then report for ratification such pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee has complied with the procedures set forth above since its formation.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements:

See “Index to Consolidated Financial Statements of The GSI Group, Inc.” set forth in Item 8 hereof.

(a)	(2) Financial Statement Schedules:

Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth herein is provided in the Consolidated Financial Statements or the notes thereto.

(a)	(3) Exhibits:

A list of the exhibits included as part of this form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, The GSI Group, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Assumption, Illinois on March 27, 2007.

The GSI Group, Inc.

By:  /s/  William J. Branch
William J. Branch
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities indicated on March 27, 2007.

Signature	Title

/s/ WILLIAM J.BRANCH	Chief Executive Officer and Chairman of the Board
William J. Branch

/s/ JOHN HENDERSON	Chief Financial Officer
John Henderson

INDEX TO EXHIBITS

Exhibit
No.	Document Description

2.1	Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI
Group (Canada) Co. and UHI Canada, Corporation. (7)
2.2	Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
And Kenneth Stonecipher. (7)
2.3	Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc.,
And Hog Slat, Inc. (7)
3.1	Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of
October 23, 1997 (1)
3.2	By-Laws of The GSI Group, Inc, as amended. (8)
4.1	Indenture, dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as
Trustee, including forms of the Old Notes and the New Notes issued pursuant to such Indenture. (1)
4.2	First Supplemental Indenture, dated December 19, 1997, between The GSI Group, Inc. and LaSalle
National Bank, as Trustee, amending Indenture dated November 1, 1997, between The GSI Group, Inc.
Group, Inc. and LaSalle National Bank, as Trustee, to qualify such Indenture under the Trust Indenture
Act of 1939. (1)
4.3	Second Supplemental Indenture, dated December 19, 1997, executed by David Manufacturing Co.,
Amending Indenture dated November 1, 1997, between The GSI Group, Inc. and LaSalle National Bank, as Trustee, to add David Manufacturing Co. as a Guarantor under such Indenture. (1)
4.4	Agreement of The GSI Group, Inc. to furnish the Securities and Exchange Commission with a
Copy of certain instruments relating to long-term debt of The GSI Group, Inc. upon request. (1)
4.5	Indenture, dated as of May 16, 2005, between The GSI Group, Inc., its Guarantors, and U.S. Bank
National Association, as Trustee, including forms of the Notes issued pursuant to such Indenture. (9)

10.1	Loan and Security Agreement dated October 31, 2003 between The GSI Group, Inc., as borrower
And Congress Financial Corporation (Central), as lender. (4)
10.2	Amendment No. 1 to the October 31, 2003 Loan and Security Agreement, dated July 9, 2004, between
The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (5)
10.3	Amendment No. 2 to the October 31, 2003 Loan and Security Agreement, dated October 19, 2004,
Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (6)
10.4	Amendment No. 3 to the October 31, 2003 Loan and Security Agreement, dated February 2, 2005,
Between The GSI Group, Inc., as borrower, and Congress Financial Corporation (Central), as lender. (7)
10.5	Indemnification Agreement, dated July 1, 2001, by and among The GSI Group, Inc. and John C. Sloan,

Howard Buffett, Jorge Andrade, and Russell C. Mello. (2)
10.6	Indemnification Agreement, dated July 7, 2004, between The GSI Group, Inc. and Ann Montgomery. (5)
10.7	Affirmative Pledge of Assignment of Quotas and Other Provisions Agreement, dated January 1, 2002,
Between The GSI Group, Inc. and Leonardo Segatt. (7)
10.8	Severance, Non-Compete and Consulting Agreement between The GSI Group, Inc., and John C. Sloan
Dated July 8, 2004. (3)
10.9	Executive Severance and Restrictive Covenant Agreement between The GSI Group, Inc. and Richard
Christman. (10)
10.10	Form of Stock Purchase and Management Equity Agreement between GSI Holdings Corp. and certain
Directors, employees or consultants, dated as of October 6, 2005. (11)
10.11	Form of Executive Severance and Restrictive Covenant Agreement, dated as of May 16, 2005, between
The GSI Group, Inc. and its executives. (11)
10.12	Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated as of
October 6, 2005. (11)
10.13	Alternative Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated
As of October 6, 2005. (11)
10.14	Loan and Security Agreement dated May 16, 2005 with Wachovia Capital Finance Corporation (Central), as Agent, and other Lenders. (12)

12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Corporate Code of Conduct (12)
18.1	Preferability Letter from Independent Auditors
21.1	List of Subsidiaries of The GSI Group, Inc.
31.1	Certification of Chief Executive Officer and Chairman of the Board
31.2	Certification of Chief Financial Officer.
32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
(1)	Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission on December 23, 1997 pursuant to the Securities Act of 1933, as amended.

(2)	Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 3, 2001 pursuant to the Securities Act of 1934.

(3)	Incorporated by reference from the Company's Form 8-K filed with the Commission on July 16, 2004 pursuant to the Securities Act of 1934.

(4)	Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 7, 2003 pursuant to the Securities Act of 1934.

(5)	Incorporated by reference from the Company's Form 10-Q filed with the Commission on August 12, 2004 pursuant to the Securities Act of 1934.

(6)	Incorporated by reference from the Company's Form 10-Q filed with the Commission on November 10, 2004 pursuant to the Securities Act of 1934.

(7)	Incorporated by reference from the Company’s Form 10-K filed with the Commission on April 15, 2005 pursuant to the Securities Act of 1934.

(8)	Incorporated by reference from the Company’s Form 10-Q filed with the Commission on May 17, 2005 pursuant to the Securities Act of 1934.

(9)	Incorporated by reference from the Company’s Form S-4 filed with the Commission on August 15, 2005 pursuant to the Securities Act of 1933.

(10)	Incorporated by reference from the Company’s Form 8-K filed with the Commission on November 10, 2005 pursuant to the Securities Act of 1934.

(11)	Incorporated by reference from the Company’s Form S-4/A filed with the Commission on January 30, 2006 pursuant to the Securities Act of 1933.

(12) Incorporated by reference from the Company’s Form 10-K filed with the Commission on April 14, 2006 pursuant to the Securities Act of 1934.