Form 10-Q
period 2007-03-31
GSI GROUP INC
filed 2007-05-14
CIK 1050925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

(217) 226- 4421
(Registrant’s telephone number)

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
Large Accelerated filer [ ]	Accelerated filer[ ]	Non Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes []	No [ X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share, 826,948 shares outstanding as of May 14, 2007.

TABLE OF CONTENTS

		Page
Item 1.	Financial Statements
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

	PART II - Other Information

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	*

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	18

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

THE GSI GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$24,131	$3,467
Accounts receivable, net	40,604	42,553
Inventories, net	55,641	51,332
Prepaids	5,222	3,069
Income tax receivable	--	4,161
Deferred taxes	8,338	6,971
Other	1,326	2,456
Total current assets	$135,262	$114,009

Property, Plant and Equipment, net	$42,582	$40,298

Other Assets:
Goodwill	$36,855	$36,730
Other intangible assets, net	46,435	47,497
Deferred financing costs, net	3,760	3,921
Other	220	210
Total other assets	87,270	88,358
Total assets:	$265,114	$242,665

Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable	$41,463	$23,334
Accrued interest	4,400	1,625
Payroll and payroll related expenses	10,227	9,814
Accrued warranty	2,304	2,480
Accrued workers compensation	4,321	4,450
Other accrued expenses	4,854	4,391
Customer deposits	15,363	8,185
Current maturities of long-term debt	773	263
Total current liabilities	$83,705	$54,542

Long-term debt, less current maturities	$97,623	$109,444
Deferred taxes, net	$356	$404
Other long term liabilities	$158	$--
Stockholder’s Equity:
Common stock, $.01 par value voting (authorized 6,900,000 shares; issued 6,633,652 shares; outstanding 626,948 shares)	$66	$66
Common stock, $.01 par value, nonvoting (authorized 1,100,000 shares; issued 1,059,316 shares; outstanding 200,000 shares)	11	11
Additional paid-in capital	98,138	98,114
Accumulated other comprehensive income	3,513	2,652
Retained earnings	23,103	18,991
Treasury stock, at cost, voting (6,006,704 shares)	(41,550)	(41,550)
Treasury stock, at cost, nonvoting (859,316 shares)	(9)	(9)
Total stockholder’s equity	$83,272	$78,275
Total liabilities and stockholder’s equity:	$265,114	$242,665
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Sales	$107,611	$92,252

Cost of sales	83,194	72,037
Warranty expense	71	175
Total cost of sales	83,265	72,212

Gross profit	$24,346	$20,040

Selling, general and administrative expenses	12,957	11,037
Amortization expense	1,066	1,123
Total operating expenses	$14,023	$12,160

Operating income	10,323	7,880

Other income (expense):
Interest expense	(3,177)	(3,652)
Other, net	104	514
Income from continuing operations before income tax expense and minority interest	$7,250	$4,742

Minority interest in net income of subsidiary	--	(155)
Income tax expense	2,980	2,117
Net income	$4,270	$2,470

Basic and diluted earnings per share	$5.16	$2.99
Weighted average common shares outstanding	826,948	826,948

COMPREHENSIVE INCOME
Net income	$4,270	$2,470
Cumulative currency translation adjustment	861	1,277
Comprehensive income	$5,131	$3,747
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$4,270	$2,470
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,761	2,445
Amortization of deferred financing costs and debt discount	162	180
(Gain)/loss on sale of property and equipment	12	(23)
Deferred taxes	(1,415)	(746)
Minority interest in net income of subsidiaries	--	155
Minority interest compensation expense	--	185
Stock-based compensation	24	--

Changes in:
Accounts receivable, net	1,949	(5,694)
Inventories, net	(4,309)	(3,925)
Income tax receivable	4,161
Other assets	(1,033)	2,484
Accounts payable	18,129	7,324
Accrued expenses and payroll and payroll related expenses	3,345	4,979
Customer deposits	7,178	3,744
Net cash flows provided by operating activities	$35,234	$13,578

Cash Flows From Investing Activities:
Capital expenditures	(3,755)	(3,743)
Proceeds from sale of property and equipment	12	52
Other	--	(37)
Net cash flows used in investing activities	$(3,743)	$(3,728)

Cash Flows From Financing Activities:
Payments on long-term debt	(90)	(515)
Net payments under line of credit agreement	(11,821)	(9,235)
Net borrowing from affiliate	600	--
Other	414	819
Net cash flows used in financing activities	$(10,897)	$(8,931)

Effect of Exchange Rate Changes on Cash	70	19

Increase (decrease) In Cash and Cash Equivalents	20,664	938
Cash and Cash Equivalents, beginning of period	3,467	2,522
Cash and Cash Equivalents, end of period	$24,131	$3,460
The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

THE GSI GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The financial statements have been prepared by The GSI Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. The condensed consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's December 31, 2006 Form 10-K as filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the periods of three months ended March 31, 2007 and 2006. Those adjustments consist only of normal recurring adjustments.

The results of operations for the period of three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.  The accompanying financial statements reflect the consolidated results of the Company. All inter-company transactions and balances have been eliminated.

2. Detail of Certain Assets and Liabilities (in thousands):

	(Unaudited)
	March 31, 2007	December 31, 2006
Accounts Receivable
Trade receivables	$43,547	$45,664
Allowance for doubtful accounts	(2,943)	(3,111)
Total	$40,604	$42,553

Inventories
Raw materials	$18,859	$23,129
Work-in-process	11,844	9,777
Finished goods	24,938	18,426
Total	$55,641	$51,332

Property, Plant and Equipment
Land	$660	$658
Buildings and improvements	15,020	14,911
Machinery and equipment	34,541	32,943
Office equipment and furniture	3,833	3,719
Construction-in-progress	4,077	1,722
	58,131	53,953
Accumulated depreciation	(15,549)	(13,655)
Property, plant and equipment, net	$42,582	$40,298

Intangible Assets
Goodwill	$36,855	$36,730

Non-compete agreements	$2,985	$2,985
Technology	5,700	5,700
Trade names	14,300	14,300
Customer relations	31,400	31,400
Backlog	3,490	3,490
	57,875	57,875
Accumulated amortization	(11,440)	(10,378)
Total	$46,435	$47,497

Deferred Financing Costs
Deferred financing costs	$5,060	$5,060
Accumulated amortization	(1,300)	(1,139)
Total	$3,760	$3,921

Accrued Warranty
Beginning reserve	2,480	$2,335
Increase to expense	71	1,290
Charge to reserve	(247)	(1,145)
Ending reserve	$2,304	$2,480

3. Supplemental Cash Flow Information

The Company paid approximately $0.2 million and $0.1 million in interest during the period of three months ended March 31, 2007 and 2006, respectively. The Company paid $0.0 million and $0.0 million in income taxes during the period of three months ended March 31, 2007 and 2006, respectively.

4. Income Taxes

    The following table represents the unaudited income taxes for the first three months of 2007 and 2006 (in thousands):

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
	Income/(Loss)	Income Tax	Income/(Loss)	Income Tax
	Before	Expense/	Before	Expense/
	Income Taxes	(Benefit)	Income Taxes	(Benefit)
U.S.	$6,386	$2,760	$2,104	$1,752
Brazil	601	183	1,376	346
Malaysia	59	36	344	19
Mexico	290	--	430	--
China	37	--	(48)	--
Poland	(350)	--	(41)	--
South Africa	222	--	422	--
Canada	5	1		--
Total	$7,250	$2,980	$4,587	$2,117

Current income taxes		$4,395		$2,863
Deferred income taxes- US		(1,382)		--
Deferred income taxes- Foreign		(33)		(746)
Total		$2,980		$2,117

Income taxes at U.S. statutory rate		$2,538		$1,512
State income taxes		363		315
Foreign income taxes		220		365
Other		(141)		(75)
Total		$2,980		$2,117

5. Income Tax Reserves

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting treatment of uncertain tax positions in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and required disclosures It is effective for fiscal years beginning after December 15, 2006.

    The Company adopted FIN 48 on January 1, 2007. The adoption has resulted in a transition adjustment reducing beginning retained earnings by $158 thousand and increased Other Long Term Liabilities. The Company has also accrued $172 thousand as part of Other Accrued Expenses in Current Liabilities . If recognized the tax portion of the adjustment would affect the effective tax rate. Interest costs and penalties related to the income taxes are classified as interest expense and other, respectively in the Company’s financial statements.

    The Company's income tax years 2003-2006 remain open to examination by US state and federal tax jurisdictions. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years. Further, the Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

6. Commitments and Contingencies

Sales of agricultural equipment are seasonal, with farmers traditionally purchasing grain storage, drying and handling equipment in the summer and fall in conjunction with the harvesting season, and protein (swine and poultry) producers purchasing equipment during prime construction periods in the spring, summer and fall. The Company's sales and net income have historically been lower during the first and fourth fiscal quarters as compared to the second and third quarters.

As of March 31, 2007 the Company had $0.0 million of revolving loans outstanding and $5.4 million of standby letters of credit under the credit facility, which reduced the overall availability under the credit facility to $54.6 million.

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

The Credit Facility contains certain covenants. The Company's ability to make borrowings under the Credit Facility is subject to customary representations, warranties and covenants. The Credit Facility also contains various customary events of default. The Credit Facility permits loans from GSI Holdings Corp. (a related party) to the Company up to $1 million dollars. As of March 31, 2007 the amount loaned by GSI Holdings Corp. to the Company was $600,000. This amount is included in “Current Maturities of Long Term Debt", as there is no formal written agreement as to the terms of the loan between the related parties.

Senior Notes due 2013

On May 16, 2005, concurrently with the refinancing of its existing revolving credit facility with Wachovia Capital Finance Corporation and the closing of the acquisition of The GSI Group, Inc. (the "Company") by GSI Holdings Corp. ("GSI Holdings"), an affiliate of Charlesbank Equity Fund V, Limited Partnership, the Company issued and sold $110,000,000 aggregate principal amount of Senior Notes due 2013 (the "Notes"). Payment on the Notes is guaranteed on an unsecured basis by GSI Holdings and by all of the Company's domestic material subsidiaries. None of the Company's domestic subsidiaries are currently material subsidiaries. The Notes were issued under an Indenture among the Company, the Guarantors and U.S. Bank National Association, as trustee (the "Indenture"). The Notes have a fixed annual interest rate of 12%, which will be paid semiannually in arrears on May 15 and November 15.

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

The Company's credit facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, pay or make dividends or distributions to the Company's stockholder, create liens on assets, enter into sale and leaseback transactions and otherwise restrict our general corporate activities. The Company is also required to comply with a fixed charge coverage ratio if a “trigger event” has occurred. The Company's credit facility contains various events of default, including defaults relating to payments, breaches of representations, warranties and covenants, certain events of bankruptcy and insolvency, defaults on other indebtedness, certain liens and encumbrances on assets and certain changes of control of the Company. Borrowings under the credit facility are secured by substantially all of the Company's assets.  Beginning January 1, 2007 the Company is a "voluntary filer" of reports under the Securities and Exchange Act of 1934, but covenants under the credit facility require it to file timely and complete Forms 10-K, 10-Q and 8-K.

7. Business Segment

    Under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” ("SFAS 131"), the Company has no separately reportable segments. Per the disclosure requirements of SFAS 131, the Company reports sales by each group of product lines. Prior to 2006, the Company presented disclosure for three product lines, which included grain, poultry and swine. During 2006, the Company integrated poultry and swine into one product line (protein) due to the similar economic characteristics, including: distribution channels, production processes, types of customers and nature of product offerings. Amounts for the first three months of 2007 and 2006 are as shown in the table below:

Sales by Product Line for the Period of Three Months Ending (in thousands):

	March 31, 2007	March 31, 2006
Grain product line	$72,071	$49,535
Protein product line	35,540	42,717
Sales	$107,611	$92,252

For the first three months of 2007 and 2006, sales in Brazil were $10,782 and $12,065, respectively. Long-lived assets in Brazil were $6,884 at March 31, 2007 (in thousands.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the notes included in Item 1 hereof.

General

The GSI Group, Inc. (the Company) is a major worldwide manufacturer of a wide range of agricultural equipment. The Company believes that it is the largest global manufacturer of grain storage systems and one of the largest global providers of protein production equipment to swine and poultry producers. The Company markets its agricultural equipment primarily under its GSI®, FFI™, Zimmerman™, AP™, Cumberland® and Agromarau brand names in approximately 75 countries through a network of over 1,000  independent dealers, with whom the Company generally has long-term relationships. The Company's leading market position in the industry reflects both the strong, long-term relationships it has developed with its customers as well as the breadth, quality and reliability of its products.

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

The Company's international sales have historically comprised a significant portion of our total sales. In the first three months of 2007 and 2006, the Company's international sales accounted for 34.6% and 35.9%, of total sales, respectively. International operations generally are subject to various risks that are not present in domestic operations, including restrictions on dividends, restrictions on repatriation of funds, unexpected changes in tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely impact our international operations.

Items Affecting Comparability

We believe the discussion and analysis of The GSI Group, Inc.'s financial condition and combined results of operations set forth below are not indicative, nor should they be relied upon as an indicator of our future performance. Please refer to the footnotes to the Financial Statements included in Item 1 of this report, including "Summary of Significant Accounting Policies" for important additional information concerning the basis of presentation of financial information included in this report.

Historical Performance

The following table sets forth a summary of the Company's operations and their percentages of total revenue for the periods indicated (in thousands, except share data):

	(Unaudited)
	Three months ended March 31,
	2007		2006
	Amount	%	Amount	%
Sales	$107,611	100.0	$92,252	100.0

Cost of sales	83,194	77.3	72,037	78.1
Warranty expense	71	0.0	175	0.2
Total cost of sales	$83,265	77.4	$72,212	78.3

Gross profit	24,346	22.6	20,040	21.7

Selling, general and administrative expenses	12,957	12.0	11,037	12.0
Amortization expense	1,066	1.0	1,123	1.2
Total operating expenses	$14,023	13.0	$12,160	13.2

Operating income	$10,323	9.6	$7,880	8.5

Other income (expense):
Interest expense	(3,177)	(3.0)	(3,652)	(4.0)
Other, net	104	0.1	514	0.6
Income before income tax expense and minority interest	$7,250	6.7	$4,742	5.1

Minority interest in net income of subsidiary	--	0.0	(155)	(0.2)
Income tax provision	2,980	2.8	2,117	2.3
Net income	$4,270	5.3	$2,470	2.7

Basic and diluted earnings per share	$5.16		$2.99

Weighted average common shares outstanding	826,948		826,948

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales increased 16.6% or $15.3 million to $107.6 million in the first quarter of 2007 compared to $92.3 million in the first quarter of 2006. Grain equipment sales increased by 45.5% during the first quarter of 2007, as compared to the first quarter 2006. Protein equipment sales decreased 16.8% to $35.5 million in the first quarter of 2007, as compared to the first quarter of 2006. The increase in grain equipment was due to higher volume driven by expected increases in planted acerage for corn, higher farm commodity prices, and higher international sales. Protein equipment was negatively impacted by higher feed costs.

Cost of goods sold increased 15.4% or $11.1 million to $83.3 million in the first quarter of 2007 compared to $72.2 million in the first quarter of 2006. The increase was primarily due to increased sales volume which was partially offset by increased cost of goods sold. Material costs in 2007 were higher primarily due to the cost of steel.

Gross profit increased to $24.3 million in the first quarter of 2007 from $20.0 million in the same period of 2006. This increase was primarily due to the reasons cited above.
As aggregate protein product margins are higher than grain products margins, there was also unfavorable product margin mix with lower protein and higher grain sales. In addition, there was a positive carryover impact from 2006 pricing actions.

Operating expenses increased 14.8% or $1.8 million to $14.0 million in the first quarter of 2007 from $12.2 million in the same period of 2006. The increase was due to higher selling expenses related to higher sales volume, additional costs associated with the establishment of the current management team and higher support costs including legal, consulting, and information systems expenses.

Operating income increased to $10.3 million in the first quarter of 2007 from $7.9 million in the first quarter of 2006. Operating income margins increased to 9.6% of sales in 2007 from 8.5% in 2006.

Interest expense decreased $0.5 million in the first quarter of 2007 as compared to the first quarter of 2006 due to repurchase of bonds during 2006.

Income tax expense increased $0.9 million to $3.0 million in the first quarter of 2007 from $2.1 million in the same period of 2006.

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

The Company's working capital requirements for its operations are seasonal, with investments in working capital typically building in the second and third quarters and then declining in the first and fourth quarters. The Company defines working capital as current assets less current liabilities. As of March 31, 2007, the Company had $51.6 million of working capital, a decrease of $7.9 million from working capital as of December 31, 2006. The decrease in working capital was primarily due to decreases in accounts receivable, income tax receivable and other current assets and increases in accounts payable, accrued interest, payroll and payroll related expenses, current maturities of long term debt, other accrued expenses and customer deposits of $36.7 million, partially offset by increases in cash, inventories, prepaids and deferred taxes and decreases in accrued warranty and accrued workers compensation of $28.8 million.

Operating activities provided $35.2 million and $13.6 million in cash flow in the first three months of 2007 and 2006, respectively. This $21.6 million increase in cash flow was primarily the result of increases in net income and changes in accounts receivable, income tax receivable, accounts payable, accrued expenses, and customer deposits of $42.0 million, partially offset by decreases in deferred taxes,  and changes in inventory and other current assets of $6.8 million compared to the first three months of 2006.

Investing activities used $3.7 million and $3.7 million in cash flow in the first three months of 2007 and 2006, respectively. The cash was used primarily for the purchase of property plant and equipment.

    Financing activities used $10.9 million and $8.9 million in cash flow in the first three months of 2007 and 2006, respectively. The cash was used primarily to pay down debt.

The Company believes that existing cash, cash flow from operations and available borrowings under its refinanced revolving credit facility will be sufficient to support its working capital, capital expenditures and debt service requirements for the foreseeable future. As of March 31, 2006, the Company had approximately $56.4 million of availability under the credit facility.  Additional details about long term debt is included in the footnotes to the Condensed Consolidated Financial Statements at Item 1, Financial Information.

Inflation

The Company believes that inflation has not had a material effect on its results of operations or financial condition during recent periods. As a significant portion of the cost of goods sold is based on commodity costs, the Company practice is to modify its price structure for these economic movements.

Critical Accounting Policies

There have been no material changes to the critical accounting policies since December 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk associated with adverse changes in interest rates and foreign currency exchange rates. The Company does not hold any market risk sensitive instruments for trading purposes. At March 31, 2007, principal exposed to interest rate risk was limited to $0.0 million in variable rate debt. The interest rates on the Company's various debt instruments range from 0.0% to 12.0%. The Company measures its interest rate risk by estimating the net amount by which potential future net earnings would be impacted by hypothetical changes in market interest rates related to all interest rate sensitive assets and liabilities. By this measure, a change in the interest rate of 1% would change the Company's earnings by $0.0 million.

At March 31, 2007, approximately 14.0% of the Company's sales were derived from international operations with exposure to foreign currency exchange rate risk. The Company mitigates its foreign currency exchange rate risk principally by establishing local production facilities in the markets it serves and by invoicing customers in the same currency as the source of the products. The Company's exposure to foreign currency exchange rate risk relates primarily to the financial position and the results of operations of its Brazilian subsidiary. The Company's exposure to such exchange rate risk as it relates to the Company's financial position and results of operations would be adversely impacted by devaluation of the Brazilian Real per U.S. dollar. These amounts are difficult to estimate due to factors such as the inherent fluctuations of inter-company account balances, balance sheet accounts and the existing economic uncertainty and future economic conditions in the international marketplace.

ITEM 4. CONTROLS AND PROCEDURES

Overview

In connection with the preparation of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company's management identified material weaknesses in the Company's internal controls over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The identified material weaknesses in the Company’s internal controls over financial reporting were discussed with the independent accounting firm, the Audit committee of the Board of Directors and the Board of Directors as a whole. The independent accounting firm, BKD, LLP, issued a “material weakness” letter in connection with the audit of the Company’s financial statements for the year ended December 31, 2006. The conclusions of Company management regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 are covered in more detail in the following paragraphs.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, which included a review of the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

The Company's management believes that substantial remediation measures are required in order to improve the Company's internal controls. The Company believes that the material weaknesses identified resulted in part from inadequate staffing and training within the Company's finance and accounting group. The Company's management is in the process of recruiting and training additional accounting and financial management staff. Although the Company believes that progress has been made in addressing the material weaknesses in its internal controls discussed above, the Company's management intends to continue to work to improve its internal controls.

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

Date: May 14, 2007

/s/ JOHN HENDERSON
Chief Financial Officer
The GSI Group, Inc.

INDEX TO EXHIBITS

Exhibit No.	Document Description:

2.1	Asset Purchase Agreement, dated October 31, 2004, by and between The GSI Group, Inc., The GSI Group (Canada) Co. and UHI Canada, Corporation. (2)

2.2	Stock Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc., And Kenneth Stonecipher. (2)

2.3	Asset Purchase Agreement, dated December 22, 2004, by and between The GSI Group, Inc., And Hog Slat, Inc. (2)

3.1	Amended and Restated Articles of Incorporation of The GSI Group, Inc., as amended as of October 23, 1997 (1)

3.2	By-Laws of The GSI Group, Inc, as amended. (3)

4.1	Indenture, dated as of May 16, 2005, between The GSI Group, Inc., its Guarantors, and U.S. Bank National Association, as Trustee, including forms of the Notes issued pursuant to such Indenture. (4)

10.1	Executive Severance and Restrictive Covenant Agreement between The GSI Group, Inc. and Richard Christman. (5)

10.2	Form of Stock Purchase and Management Equity Agreement between GSI Holdings Corp. and certain Directors, employees or consultants, dated as of October 6, 2005. (6)

10.3	Form of Executive Severance and Restrictive Covenant Agreement, dated as of May 16, 2005, between The GSI Group, Inc. and its executives. (6)

10.4	Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated as of October 6, 2005. (6)

10.5	Alternative Form of Stock Option Agreement between GSI Holdings Corp. and certain optionees, dated as of October 6, 2005. (6)

10.6	Loan and Security Agreement dated May 16, 2005 with Wachovia Capital Finance Corporation (Central), as Agent, and other Lenders. (7)

31.1	Certification of Chief Executive Officer and Chairman of the Board

31.2	Certification of Chief Financial Officer.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference from the Company's Registration Statement of Form S-4 (Reg. No. 333-43089) filed with the Commission on December 23, 1997 pursuant to the Securities Act of 1933, as amended.

(2)  Incorporated by reference from the Company's Form 10-K filed with the Commission on April 15, 2005 pursuant to the Securities Act of 1934.

(3)  Incorporated by reference from the Company's Form 10-Q filed with the Commission on May 17, 2005 pursuant to the Securities Act of 1934.

(4)  Incorporated by reference from the Company's Form S-4 filed with the Commission on August 15, 2005 pursuant to the Securities Act of 1933.

(5)  Incorporated by reference from the Company’s Form 8-K filed with the Commission on November 10, 2005 pursuant to the Securities Act of 1934.

(6)  Incorporated by reference from the Company’s Form S-4/A filed with the Commission on January 30, 2006 pursuant to the Securities Act of 1933.

(7)  Incorporated by reference from the Company’s Form 10-K filed with the Commission on April 14, 2006 pursuant to the Securities Act of 1934.